Form 10-Q
period 1995-03-31
CONCORDE CAREER COLLEGES INC
filed 1995-05-11
CIK 832483

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1995      Commission File No.      0-16992
                      --------------                               -------


                        CONCORDE CAREER COLLEGES, INC.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


           Delaware                                      43-1440321
- -------------------------------               ---------------------------------
(State of other jurisdiction of               (I. R. S. Employer Identification
Incorporation or Organization)                Number)



4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                              64196
- --------------------------------------------------------------------------------
(Address of Principal Executive Office)                          (Zip Code)


Registrant's telephone number, including area code:              (816)  474-8002
                                                                 ---------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes     X      No                 (2)  Yes     X      No
         ---------     ---------                ---------     ---------


As of May 4, 1995, Concorde Career Colleges, Inc. had 6,952,176 shares of Common Stock outstanding, with a market value of $3,045,000.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------



                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                          MARCH 31,   DECEMBER 31,
                                                                            1995         1994
                                                                         ----------   -----------
 CURRENT ASSETS:
  Cash and cash equivalents........................................      $ 2,984,000  $ 1,182,000
  Refundable income taxes..........................................                       151,000
  Net receivables --
  Accounts receivable..............................................       20,016,000   20,412,000
  Notes receivable for student tuition.............................        3,381,000    2,117,000
  Allowance for uncollectible accounts.............................       (2,618,000)  (2,491,000)
                                                                         -----------  -----------
                                                                          20,779,000   20,038,000
  Supplies and prepaid expenses....................................        1,151,000    1,194,000
                                                                         -----------  -----------
     Total current assets..........................................       24,914,000   22,565,000

PROPERTY and EQUIPMENT, at cost:
  Furniture and equipment..........................................        9,133,000    9,013,000
  Leasehold improvements...........................................        2,396,000    2,305,000
  Building and land................................................          506,000      488,000
                                                                         -----------  -----------
                                                                          12,035,000   11,806,000
  Less--Accumulated depreciation and amortization..................        8,364,000    8,136,000
                                                                         -----------  -----------
     Net property and equipment....................................        3,671,000    3,670,000

COST IN EXCESS OF NET TANGIBLE ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of $3,224,000
  at March 31, 1995 and $3,160,000 at December 31, 1994
  respectively.....................................................        2,135,000    2,199,000

OTHER ASSETS:
  Long-term notes receivable for student tuition less allowance for uncollectible accounts of $301,000 at March 31, 1995 and
     $383,000 at December 31, 1994, respectively...................        1,817,000    1,935,000
  Other............................................................           84,000      108,000
                                                                         -----------  -----------
       Total other assets..........................................        1,901,000    2,043,000
                                                                         -----------  -----------
                                                                         $32,621,000  $30,477,000
                                                                         ===========  ===========

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        MARCH 31,   DECEMBER 31,
                                                          1995          1994
                                                      ------------  ------------
CURRENT LIABILITIES:
  Deferred student tuition..........................  $16,073,000   $14,349,000
  Current debt maturities...........................    3,723,000     3,150,000
  Accounts payable..................................      817,000       717,000
  Accrued income taxes..............................       32,000
  Accrued salaries and wages........................      729,000       600,000
  Accrued interest..................................      558,000       526,000
  Current deferred income taxes.....................      424,000       424,000
  Other accrued liabilities.........................    1,411,000       886,000
                                                      -----------   -----------
       Total current liabilities....................   23,767,000    20,652,000

LONG TERM DEBT......................................                  1,343,000
OTHER LONG-TERM LIABILITIES.........................      209,000        57,000
DEFERRED INCOME TAXES...............................      589,000       739,000
SUBORDINATED DEBT DUE TO RELATED PARTY..............    2,680,000     2,611,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 600,000 shares
    authorized, 300,000 shares issued and
    outstanding.....................................       30,000        30,000
  Common stock, $.10 par value, 19,400,000 shares
   authorized, 6,978,976 shares issued and 6,952,176
   shares outstanding...............................      698,000       698,000
  Capital in excess of par..........................    8,128,000     8,128,000
  Accumulated deficit...............................   (3,419,000)   (3,720,000)
  Less-treasury stock, 26,800 shares, at cost.......      (61,000)      (61,000)
                                                      ------------  -----------
     Total stockholders' equity.....................    5,376,000     5,075,000
                                                      -----------   -----------
                                                      $32,621,000   $30,477,000
                                                      ===========   ===========

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               1995          1994
                                           ------------  ------------
STUDENT TUITION AND OTHER REVENUE           $9,889,000    $8,813,000
                                            ----------    ----------

OPERATING EXPENSES:
  Payroll costs                              4,359,000     3,903,000
  Occupancy                                  1,391,000     1,549,000
  Instructional materials and supplies         998,000       836,000
  Advertising                                  647,000       710,000
  Other general and administrative           1,508,000     1,143,000
  Provision for uncollectible accounts         463,000       340,000
                                            ----------    ----------
                                             9,366,000     8,481,000
                                            ----------    ----------

OPERATING INCOME                               523,000       332,000
INTEREST EXPENSE                               190,000       270,000
                                            ----------    ----------
INCOME BEFORE INCOME TAXES                     333,000        62,000
                                            ----------    ----------
PROVISION FOR INCOME TAXES                      33,000        25,000
NET INCOME                                  $  300,000    $   37,000
                                            ==========    ==========

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING              7,388,289     6,952,176
                                            ==========    ==========

EARNINGS PER WEIGHTED AVERAGE COMMON
  AND COMMON SHARE EQUIVALENT               $     0.04    $     0.01
                                            ==========    ==========

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                          1995          1994
                                                      -----------    ----------
CASH FLOWS -- OPERATING ACTIVITIES:
 Net income.........................................  $   300,000    $   37,000
 Adjustments to reconcile net income to net
  cash provided by operating activities -
   Depreciation and amortization....................      305,000       375,000
   Provision for losses on accounts receivable......      463,000       340,000

   Change in assets and liabilities, net
      Decrease (increase) in receivables............   (1,084,000)       70,000
      Increase in deferred student tuition..........    1,723,000       757,000
      Increase (decrease) in deferred income taxes..     (150,000)       25,000
      Increase in accrued income taxes..............       32,000
      Other changes in assets and liabilities,net...    1,212,000       270,000
                                                      -----------    ----------
   Total adjustments................................    2,501,000     1,837,000
                                                      -----------    ----------
   Net..............................................    2,801,000     1,874,000

CASH FLOWS -- INVESTING ACTIVITIES:
 Capital expenditures...............................     (229,000)      (61,000)
                                                      -----------    ----------
  Net...............................................     (229,000)      (61,000)
                                                      -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt...............     (770,000)     (289,000)
                                                      -----------    ----------
   Net..............................................     (770,000)     (289,000)
                                                      -----------    ----------
NET.................................................    1,802,000     1,524,000
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.............................    1,182,000     1,663,000
                                                      -----------    ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD...................................  $ 2,984,000    $3,187,000
                                                      ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.........................................  $   104,000    $  119,000

 Cash received during the period for:
   Interest.........................................       84,000       136,000

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K Annual Report for 1994 that was filed by the Company on March 31, 1995.

     The information included in these interim financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results of the periods presented.

     Due to the inherent seasonal nature of the career training business, annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.




           (The remainder of this page was left intentionally blank.)

ITEM 2.)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The Company owns and operates proprietary postsecondary schools which offer career training, primarily in the allied health field (the "Health Vocational Schools.") In addition, the Company previously operated schools with career training in other fields (together the "Schools.") The Company also owns Person/Wolinsky Associates, which offers review courses for the CPA exam (the "CPA Review Courses.") The following table presents the revenue for each category of School and the CPA Review Courses for the periods indicated.
Amounts are in thousands.

                                  Year Ended             Three Months
                                 December 31,           Ended March 31,
                          ---------------------------   ---------------
                           1994      1993      1992      1995     1994
                          -------   -------   -------   ------   ------
Health Vocational &
     Computer Schools     $31,169   $30,564   $37,824   $8,675   $7,208
Travel Service School         291       841     1,062               191
Paralegal Courses                                 545
CPA Review Courses          3,572     3,376     3,217    1,214    1,414
                          -------   -------   -------   ------   ------
Total                     $35,032   $34,781   $42,648   $9,889   $8,813
                          =======   =======   =======   ======   ======

     The following table presents the relative percentage of revenues derived from each category of School and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.


                                      Year Ended                Three Months
                                     December 31,              Ended March 31,
                             -----------------------------    -----------------
                              1994       1993       1992        1995     1994
                             ------     ------     -------    --------  -------
Health Vocational &
     Computer Schools         89.0%      87.9%       88.7%      87.7%     81.8%
Travel Service School          0.8        2.4         2.5                  2.2
Paralegal Courses                                     1.3
CPA Review Courses            10.2        9.7         7.5       12.3      16.0
                             -----      -----      ------      -----     -----
Total                        100.0      100.0       100.0      100.0     100.0
                             =====      =====      ======      =====     =====

Operating expenses:
  Payroll                     45.0       45.7        41.7       44.1      44.2
  Occupancy                   15.5       12.7        17.8       14.1      17.6
  Materials and supplies       9.4        7.4        10.7       10.1       9.5
  Advertising                  7.4        8.2         8.4        6.5       8.0
  Other general &
       administrative         15.0       11.2        17.2       15.2      13.0
  Provision for uncollect-
       ible accounts           5.2        9.9        30.9        4.7       3.9
                             -----      -----      ------      -----     -----
  Total                       97.5       95.1       126.7       94.7      96.2

Operating income (loss)        2.5        4.9       (26.7)       5.3       3.8

Interest expense               3.1        3.3         3.8        1.9       3.1
                             -----      -----      ------      -----     -----

Income (loss) before
  income taxes                (0.6)       1.6       (30.5)       3.4       0.7

Provision (benefit) for
  income taxes                (0.6)       0.4        (7.9)       0.4       0.3
                             -----      -----      ------      -----     -----

Net income (loss)             (0.0)%      1.2%      (22.6)%      3.0%      0.4%
                             =====      =====      ======      =====     =====

RESULTS OF OPERATIONS

                    QUARTER ENDED MARCH 31, 1995 COMPARED TO
                          QUARTER ENDED MARCH 31, 1994


     Total revenue increased $1,076,000 from $8,813,000 to $9,889,000 during the first quarter of 1995 compared to the same period in 1994. Revenues for CPA Review Courses were down 14%, from $1,414,000 in 1994 to $1,214,000 in 1995.
Revenues at the Resident Schools increased by 20% from $7,208,000 in 1994 to $8,675,000 in 1995. During the second quarter of 1994, the Company closed its Health Vocational School at Van Nuys, California and sold the assets of the Travel Operations School. The Company closed its Health Vocational School in Minneapolis, Minnesota in the fourth quarter of 1994. Revenue at the Travel Operations School was $191,000 in the first quarter of 1994.

     The consolidated profit in 1995, as in 1994, received a substantial benefit from the CPA Review Courses. The 1995 results of the CPA Review Courses are comparable to the 1993 results. However, due to an usually high number of enrollments in the Spring 1994 Session, revenues were down 17% and profit down 39% in 1995 compared to 1994. Because the CPA examination is administered twice each year, the operations of the CPA review courses are seasonal, impacting the results of the Company during the quarters ending March 31 and September 30.

     Payroll expenses increased 11.7% or $456,000, to $4,359,000 for the three months ended March 31, 1995 compared to $3,903,000 for the same period in 1994. Decreases in payroll expense from the closing of two schools and the sale of a third school in 1994 were offset by increased salaries at existing schools. The Company has continued to upgrade the quality of the School's staff and faculty.

     Occupancy expense decreased 10.2% or $158,000 to $1,391,000 in 1995 compared to $1,549,000 in 1994. This decrease is primarily due to the closing or sale of three schools in 1994.

     Instructional materials and supplies expense increased 19.4% or $162,000 to $998,000 in 1995 compared to $836,000 in 1994. Textbook expense has increased as curriculum has been updated and improved. Also uniform expense increased due to additional uniforms being provided to students.

     Other general and administrative expenses increased 31.9% or $365,000 to $1,508,000 in 1995 compared to $1,143,000 in 1994. A provision of $282,000 was established in 1995 when the Company was informed that it's Lauderdale Lakes, Florida school will be required to refund Title IV funds to Government Agencies. Those funds had been previously disbursed to the School's students.

     Provision for uncollectible accounts increased 36.2% or $123,000 to $463,000 in 1995 from $340,000. This increase is primarily due to the increase in student accounts and notes receivable in 1995.

     Interest expense decreased 29.6% or $80,000, to $190,000 in 1995 from $270,000 in 1994. This decrease is due to reduced bank debt and reduced subordinated debenture as discussed in "Liquidity and Resources."

     In 1995, a tax provision of $33,000 or 10% was recorded compared to $25,000 or 40.3% in 1994. This provision is a result of evaluating the Company's needs as it relates to provision for assessment of taxes. Future evaluation of the provision for assessment of taxes may increase or decrease the overall provision for income taxes.


           (The remainder of this page was left blank intentionally.)

LIQUIDITY AND CAPITAL RESOURCES

     Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor a Junior Secured Debenture (the "Debenture") in the principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Although interest on the Debenture accrues from October 30, 1992, no principal or interest is to be paid until June 30, 1996. The entire balance of the Debenture is due July 31, 1997. In addition to compounded quarterly interest, initially at 1% over the effective rate charged by the Company's bank lender, CenCor is entitled to an amount equal to 25% of the market value of the Company's outstanding common stock in excess of $3,500,000 at July 31, 1997. Other terms of the Agreement are substantially equivalent to the terms of the Company's secured bank debt agreement. Pursuant to a December 1993 amendment, the Company assigned to CenCor approximately $8,400,000 of accounts and notes receivable, all of which had been charged off by the Company in the normal course of business, and thereby discharged all interest accrued on the Debenture through December 31, 1993. CenCor has the right to make limited substitutions of additional accounts in the event collections on the accounts originally conveyed to CenCor are not equal to the accrued interest as of December 31, 1993, but may only require the Company to convey accounts which have been charged off in the normal course of business.

     Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Cumulative Preferred Stock ("the Preferred Stock"). The Preferred Stock, $.10 par value, has a per share liquidation preference of $10.00. Cumulative quarterly dividends accrue at a rate equal to 73% of the then current interest rate on the Debenture. The dividends cumulate until such time as the Debenture has been repaid in full which is currently scheduled for July 31, 1997. At such time, the accumulated quarterly dividends will be paid ratably over the ensuing 12 fiscal quarters. The Preferred Stock has no mandatory redemption date but the Company may redeem the Preferred Stock, in whole or in part, at any time, at liquidation value plus accrued cumulative dividends. The exchange reduced long-term debt and increased the equity of the Company by $3,000,000. By virtue of the reduced debt, interest will be reduced in future periods which will improve income before taxes, but the Company will incur non-deductible dividends on the preferred shares. In addition, the Company assigned to CenCor additional accounts and notes receivable with a face value of approximately $15,000,000 that had been charged-off by the Company in the normal course of business. This assignment was on terms and conditions similar to those set forth in the December 31, 1993 amendment, and discharged approximately $495,000 of interest, which represents the amount of interest that accrued on the Debenture through December 31, 1994. Management believes that the amount of receivables assigned to CenCor in 1994 and 1993 were reflective of the estimated collectibility of the related receivables.

     Additionally, the Company negotiated a restructuring of its secured bank debt as of April 30, 1993. This debt was due on March 1, 1993 in the amount of $8,892,000. The restructured agreement converted the debt to a term loan due on January 3, 1996, with stipulated monthly payment amounts. Additional payments were tied to income tax refunds already received and future sales of specific assets. A portion of the 1993 maturities on the Company's bank term loan were funded from income tax refunds which were not available in 1994. In 1994, $2,059,000 of payments were made on the bank term loan. These payments were funded by using approximately $481,000 of the December 31, 1993 cash balance and by using $1,578,000 of cash flows from operating activities. In 1995, debt payments of approximately $3,150,000 are due. The Company anticipates the loan payments will be made from cash flows from operating activities generated in 1995 as the Company continues to collect its accounts receivable more effectively and has eliminated negative cash flows relating to the three schools closed or sold in 1994. The balance of this bank debt was $4,493,000 at December 31, 1994 and $3,723,000 at March 31, 1995. Effective September 1, 1994 the Company negotiated a modification of the payment schedule of its secured bank debt without extending its maturity.

     Net cash provided by operating activities increased $927,000 to $2,801,000 for the three months ended March 31, 1995 as compared to the same period in 1994. Depreciation and amortization decreased $70,000 to $305,000 in 1995 as compared to $375,000 in 1994. This decrease is a result of fully amortized or depreciated assets. Provision for uncollectible accounts increased as the related receivables increased. Deferred student tuition increased in 1995 by $1,723,000 compared to a $757,000 increase in 1994. Other changes in assets and liabilities increased $1,212,000 in 1995. This increase was attributable to increases in accrued expenses and other liabilities.

     Capital expenditures in 1995 were $229,000 compared to $61,000 in 1994. For both years, expenditures were primarily for additional classroom equipment. Certain debt agreements limit annual capital expenditures to $500,000. Financing activities consumed $770,000 in 1995 compared to $289,000 in 1994. All financing activities were for payment of outstanding debt.

     The Company generally relies on the availability of various federal and state student financial aid programs to provide funding for the students attending the Company's Schools. The Company also relies on the availability of lending institutions willing to participate in these programs and to grant loans to these students. If the Company's Schools would be limited, suspended or terminated from participation in the federal or state student financial aid programs, or if lending institutions withdrew access to student loans, the Company's continuing operations would be in doubt. Management does not anticipate any material change in liquidity based on the Company's Schools' participation in these programs.

INFLATION AND GENERAL ECONOMIC CONDITIONS

     Inflation has not been a significant factor to the Company due to the moderate levels of inflation over the past several years. The Company does not foresee any detrimental effects from inflation as long as the inflation rate remains at a normal level. If the rate of inflation increases above the current level, the Company believes it will be able to pass along higher costs through increased tuition rates.



           (The remainder of this page was left intentionally blank.)

                           PART II OTHER INFORMATION
                           -------------------------


ITEM  1.   CONTINGENCIES AND LITIGATION:

Southern Career Institute

     On May 31, 1990, the Company, through a wholly-owned subsidiary, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc., a proprietary, postsecondary vocational home-study school specializing in paralegal education, for a total investment of $5,383,000. The acquisition was accounted for as a purchase and after the acquisition the school was operated as Southern Career Institute
(SCI).

     In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the Department of Education (DOE) alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The DOE gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the DOE discontinued disbursing student financial assistance funds. The amount being claimed by DOE is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for DOE and offered to settle all claims of DOE for the $9,828 on deposit in the SCI bank account. As of May 5, 1995, neither SCI nor its counsel has received a response to the settlement offer.

     Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to DOE. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of March 21, 1995, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

     In light of applicable corporate law which limits the liability of stockholders and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, it is the opinion of management of the Company that the Company will not be liable for debts of SCI. Therefore, if SCI is required to pay the DOE's claims it is the opinion of management it will not have a material adverse impact on the Company's financial condition and its results of operations.

Department of Education Matters

     On May 1, 1995 the Company received notification from the DOE of a clarification in refund calculations for students that have withdrawn or dropped from school. Portions of the Department's refund regulation have been challenged in court by other schools. The court has prohibited the DOE from enforcing certain provisions of the refund regulation for those schools filing suit. The DOE has stated that it will apply this relief from the date of the injunction, November 28, 1994 to all institutions until the lawsuits have been settled. The Company has established an escrow account for the portion of the refund calculation in question. This pertains to refunds made prior to November 28, 1994. In the event that the DOE loses the lawsuit the Company will release the money in the escrow account for use in operations and will benefit from a decrease in provision for bad debt expense. If the lawsuits are settled in favor of the DOE the Company will realize no material impact to its financial statements.

Other

     During July 1993, nine former students of the Jacksonville, Florida school filed individual lawsuits against the school, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and has since been amended and now comprises 69 plaintiffs. The Company filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims have been filed. The matter is still in discovery. The Company believes these suits are without merit and plans to defend against them vigorously.

     The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.



ITEM 2.  CHANGE IN SECURITIES -- NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS -- NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -- NONE







           (The remainder of this page was left intentionally blank.)

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CONCORDE CAREER COLLEGES, INC.

DATED:  MAY 10, 1995
                                 BY:  /S/ JACK L. BROZMAN
                                    -------------------------------------------
                                        JACK L. BROZMAN, PRESIDENT


                                 BY:  /S/ GREGG GIMLIN
                                    -------------------------------------------
                                        GREGG GIMLIN, CHIEF FINANCIAL OFFICER