Form 10-Q
period 1995-06-30
CONCORDE CAREER COLLEGES INC
filed 1995-08-10
CIK 832483

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1995                 Commission File No. 0-16992
                      -------------                                     -------


                        CONCORDE CAREER COLLEGES, INC.
-------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


          Delaware                                        43-1440321
-------------------------------               ---------------------------------
(State or other jurisdiction of               (I. R. S. Employer Identification
Incorporation or Organization)                 Number)



4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                         64196
-------------------------------------------------------------------------------
(Address of Principal Executive Office)                     (Zip Code)


Registrant's telephone number, including area code:       (816) 474-8002
                                                    ---------------------------

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


(1)  Yes  X   No                                           (2)  Yes  X   No
         ---     ---                                                ---     ---

As of August 7, 1995, Concorde Career Colleges, Inc. had 6,952,176 shares of Common Stock outstanding, with a market value of $2,607,000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                        JUNE 30,    DECEMBER 31,
                                                          1995         1994
                                                       -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents..........................  $ 3,085,000  $ 1,182,000
  Refundable income taxes............................                   151,000
  Net receivables --
    Accounts receivable..............................   18,583,000   20,412,000
    Notes receivable for student tuition.............    3,038,000    2,117,000
    Allowance for uncollectible accounts.............   (2,128,000)  (2,491,000)
                                                       -----------  -----------
                                                        19,493,000   20,038,000
  Supplies and prepaid expenses......................    1,418,000    1,194,000
                                                       -----------  -----------
    Total current assets.............................   23,996,000   22,565,000

PROPERTY and EQUIPMENT, at cost:
  Furniture and equipment............................    9,339,000    9,013,000
  Leasehold improvements.............................    2,410,000    2,305,000
  Building and land..................................      490,000      488,000
                                                       -----------  -----------
                                                        12,239,000   11,806,000
  Less--Accumulated depreciation and amortization....    8,567,000    8,136,000
                                                       -----------  -----------
      Net property and equipment.....................    3,672,000    3,670,000

COST IN EXCESS OF NET TANGIBLE ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of
  $2,368,000 at June 30, 1995 and $3,160,000 at
  December 31, 1994, respectively....................    2,070,000    2,199,000

OTHER ASSETS:
  Long-term notes receivable for student tuition less
    allowance for uncollectible accounts of $421,000
    at June 30, 1995 and $383,000 at December 31,
    1994, respectively...............................    1,390,000    1,935,000
  Other..............................................       71,000      108,000
                                                       -----------  -----------
      Total other assets.............................    1,461,000    2,043,000
                                                       -----------  -----------
                                                       $31,199,000  $30,477,000
                                                       ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      JUNE 30,              DECEMBER 31,
                                                                        1995                    1994
                                                                    ------------            ------------
CURRENT LIABILITIES:
  Deferred student tuition......................................     $16,286,000             $14,349,000
  Current debt maturities.......................................       2,974,000               3,150,000
  Accounts payable..............................................         502,000                 717,000
  Accrued income taxes..........................................          41,000
  Accrued salaries and wages....................................         765,000                 600,000
  Accrued interest..............................................         130,000                 526,000
  Current deferred income taxes.................................         230,000                 424,000
  Other accrued liabilities.....................................       1,497,000                 886,000
                                                                     -----------             -----------
       Total current liabilities................................      22,425,000              20,652,000

LONG TERM DEBT..................................................                               1,343,000

OTHER LONG-TERM LIABILITIES.....................................         116,000                  57,000

DEFERRED INCOME TAXES...........................................         587,000                 739,000

SUBORDINATED DEBT DUE TO RELATED PARTY..........................       2,680,000               2,611,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 600,000 shares authorized
     300,000 shares issued and outstanding......................          30,000                  30,000
  Common stock, $.10 par value, 19,400,000 shares authorized,
     6,978,976 shares issued and 6,952,176 shares outstanding...         698,000                 698,000
  Capital in excess of par......................................       8,128,000               8,128,000
  Accumulated deficit...........................................      (3,404,000)             (3,720,000)
  Less--treasury stock, 26,800 shares, at cost..................         (61,000)                (61,000)
                                                                     -----------             -----------
       Total stockholders' equity...............................       5,391,000               5,075,000
                                                                     -----------             -----------
                                                                     $31,199,000             $30,477,000
                                                                     ===========             ===========

 The accompanying notes are an integral part of these consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
               AND THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                     Six Months                       Three Months
                                                   Ended June 30,                    Ended June 30,
                                                   --------------                    --------------
                                                1995            1994              1995            1994
                                                ----            ----              ----            ----
STUDENT TUITION AND
  OTHER REVENUE:........................   $18,346,000       $16,802,000       $8,457,000      $7,989,000
                                           -----------       -----------       ----------      ----------

OPERATING EXPENSES:
  Payroll costs.........................     8,515,000         7,785,000        4,156,000       3,882,000
  Occupancy.............................     2,616,000         2,758,000        1,224,000       1,210,000
  Instructional materials and supplies..     1,655,000         1,595,000          661,000         759,000
  Advertising...........................     1,323,000         1,368,000          673,000         658,000
  Other general and administrative......     2,775,000         2,362,000        1,266,000       1,219,000
  Provision for uncollectible accounts..       746,000           953,000          284,000         612,000
                                           -----------       -----------       ----------      ----------
       Total operating expenses.........    17,630,000        16,821,000        8,264,000       8,340,000
                                           -----------       -----------       ----------      ----------

OPERATING INCOME........................       716,000           (19,000)         193,000        (351,000)

INTEREST EXPENSE........................       365,000           555,000          175,000         285,000
                                           -----------       -----------       ----------      ----------

INCOME BEFORE INCOME TAXES..............       351,000          (574,000)          18,000        (636,000)

PROVISION (BENEFIT) FOR INCOME TAXES....        35,000          (125,000)           2,000        (150,000)
                                           -----------       -----------       ----------      ----------

NET INCOME..............................   $   316,000       $  (449,000)      $   16,000      $ (486,000)
                                           ===========       ===========       ==========      ==========

WEIGHTED AVERAGE COMMON AND
  COMMON SHARE EQUIVALENTS
  OUTSTANDING...........................     7,390,888         6,952,176        7,444,603       6,952,176
                                           ===========       ===========       ==========      ==========

EARNINGS PER WEIGHTED AVERAGE
  COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING...............   $      0.04       $     (0.06)      $      0.0      $    (0.07)
                                           ===========       ===========       ==========      ==========

 The accompanying notes are an integral part of these consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                           1995          1994
                                                           ----          ----
CASH FLOWS -- OPERATING  ACTIVITIES:

 Net income (loss).................................... $   316,000   $ (449,000)
 Adjustments to reconcile net income to net cash
  provided by operating activities -
   Depreciation and amortization......................     585,000      681,000
   Provision for losses on accounts receivable........     746,000      953,000

   Change in assets and liabilities, net -
     Decrease (Increase) in receivables...............     345,000     (886,000)
     Increase in deferred student tuition.............   1,936,000    2,090,000
     Decrease in deferred income taxes................    (346,000)    (125,000)
     Increase in accrued income taxes..................     41,000
     Other changes in assets and liabilities, net.....     231,000     (910,000)
                                                         ---------    ---------
       Total adjustments..............................   3,538,000    1,803,000
                                                         ---------    ---------
       Net............................................   3,854,000    1,354,000

CASH FLOWS -- INVESTING ACTIVITIES:
 Sale of property & equipment.........................                  106,000
 Capital expenditures.................................    (433,000)    (117,000)
                                                         ---------    ---------
   Net................................................    (433,000)     (11,000)
                                                         ---------    ---------
CASH FLOWS -- FINANCING ACTIVITIES:
 Principal payments on long-term debt.................  (1,518,000)    (579,000)
                                                         ---------    ---------
   Net................................................  (1,518,000)    (579,000)
                                                         ---------    ---------
NET...................................................   1,903,000      764,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......   1,182,000    1,663,000
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............ $ 3,085,000   $2,427,000
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest........................................... $   190,000   $  259,000
   Income taxes.......................................     194,000       40,000
 Cash received during the period for:
   Interest...........................................     175,000      213,000
   Income tax refunds.................................          --           --

 The accompanying notes are an integral part of these consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995


  The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K Annual Report for 1994 that was filed by the Company on March 30, 1995.

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

ITEM 2.) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                    Year Ended            Six Months       Three Months
                                   December 31,         Ended June 30,    Ended June 30,
                          ---------------------------  ----------------  --------------
                           1994       1993      1992     1995     1994    1995    1994
                          -------   -------   -------  -------  -------  ------  ------
Health Vocational &
 Computer  Schools......  $31,169   $30,564   $37,824  $17,096  $15,053  $8,422  $7,846
Travel Service School...      291       841     1,062               290              99
Paralegal Courses.......                          545
CPA Review Courses......    3,572     3,376     3,217    1,250    1,459      35      44
                          -------   -------   -------  -------  -------  ------  ------
Total...................  $35,032   $34,781   $42,648  $18,346  $16,802  $8,457  $7,989
                          =======   =======   =======  =======  =======  ======  ======

     The following table presents the relative percentage of revenues derived from each category of Resident School Courses and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.

                                  Year Ended           Six Months        Three Months
                                 December 31,         Ended June 30,     Ended June 30,
                           ----------------------    ---------------    ----------------
                            1994    1993    1992      1995     1994      1995      1994
                           ------  ------  ------    -----    ------    ------    ------
Health Vocational &
 Computer Schools........   89.0%   87.9%    88.7%    93.2%     89.6%    99.6%     98.2%
Travel Service School....    0.8     2.4      2.5                1.7                1.2
Paralegal Courses........                     1.3
CPA Review Courses.......   10.2     9.7      7.5      6.8       8.7      0.4       0.6
                           -----   -----   ------    -----     -----    -----     -----
Total....................  100.0   100.0    100.0    100.0     100.0    100.0     100.0
                           =====   =====   ======    =====     =====    =====     =====


Operating expenses:
 Payroll.................   45.0    45.7     41.7     46.4      46.3     49.1      48.6
 Occupancy...............   15.5    12.7     17.8     14.3      16.4     14.5      15.1
 Materials and supplies..    9.4     7.4     10.7      9.0       9.5      7.8       9.5
 Advertising.............    7.4     8.2      8.4      7.2       8.1      8.0       8.2
 Other general &
  administrative.........   15.0    11.2     17.1     15.1      14.1     15.0      15.3
 Provision for
  uncollectible accounts.    5.2     9.9     31.0      4.1       5.7      3.3       7.7
                           -----   -----   ------    -----     -----    -----     -----
 Total...................   97.5    95.1    126.7     96.1     100.1     97.7     104.4

Operating income (loss)..    2.5     4.9    (26.7)     3.9      (0.1)     2.3      (4.4)
Interest expense.........    3.1     3.3      3.8      2.0       3.3      2.1       3.6
                           -----   -----   ------    -----     -----    -----     -----
Income (loss) before
 income taxes............   (0.6)    1.6    (30.5)     1.9      (3.4)     0.2      (8.0)

Provision (benefit) for
 income taxes............   (0.6)    0.4     (7.9)     0.2      (0.7)     0.0      (1.9)
                           -----   -----   ------    -----     -----    -----     -----

Net income (loss)........   (0.0)%   1.2%   (22.6)%    1.7%     (2.7)%    0.2%     (6.1)%
                           =====   =====   ======    =====     =====    =====     =====

RESULTS OF OPERATIONS

                    QUARTER ENDED JUNE 30, 1995 COMPARED TO
                          QUARTER ENDED JUNE 30, 1994

  Total revenue increased by $468,000 from $7,989,000 to $8,457,000 during the second quarter of 1995 compared to the same period in 1994. Revenues for CPA Review Courses were down 20.5% from $44,000 in 1994 to $35,000 in 1995. Revenues at the Resident Schools increased by 6.0% from $7,945,000 in 1994 to $8,422,000 in 1995. During the second quarter of 1994, the Company closed its Health Vocational School at Van Nuys, California and sold the assets of the Travel Operations School. The Company closed its Health Vocational School in Minneapolis, Minnesota in the fourth quarter of 1994. Revenue at the Travel Operations School was $99,000 in the second quarter of 1994.

  Payroll expenses increased 7.1% or $274,000, to $4,156,000 for the three months ended June 30, 1995 compared to $3,882,000 for the same period in 1994. Decreases in payroll expense from the closing of two schools and the sale of a third school in 1994 were offset by increased salaries and staff levels at existing schools. The number of employees increased approximately 5% as of June 30, 1995 compared to June 30, 1994. The Company has continued to upgrade the quality of the School's staff and faculty.

  Occupancy expense increased 1.2% or $14,000 to $1,224,000 in 1995 compared to $1,210,000 in 1994 due to a one time expense at one location. Instructional materials and supplies expense decreased 12.9% or $98,000 to $661,000 in 1995 compared to $759,000 in 1994.

  Other general and administrative expenses increased 3.9% or $47,000 to $1,266,000 in 1995 compared to $1,219,000 in 1994. Decreases in amortization and professional fees were offset by increases in default management services and scholarship expenses.

  Provision for uncollectible accounts decreased 53.6% or $328,000 to $284,000 in 1995 from $612,000. The decrease reflects the increasing proportion of Title IV Funds used by the Health Vocational Schools. Title IV Funds are generally collected earlier that other receivables. This is reflected in a decrease in student accounts and notes receivable, net of deferred student tuition outstanding at June 30, 1995 as compared to the same period in 1994.

  Interest expense decreased 38.6% or $110,000 to $175,000 in 1995 from $285,000 in 1994. This decrease is due to reduced bank and subordinated debt as discussed in "Liquidity and Resources."

  In 1995, a tax provision of $2,000 or 11.1% was recorded compared to a benefit of $150,000 or 23.6% in 1994. This provision is a result of evaluating the Company's needs as it related to provision for assessment of taxes. Future evaluation of the provision for assessment of taxes may increase or decrease the overall provision for income taxes.


                  SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 1994

  Total revenue increased $1,544,000, from $16,802,000 to $18,346,000 for the six months ended June 30, 1995 compared to the same period in 1994. Revenues for CPA Review Courses decreased 14%, from $1,459,000 in 1994 to $1,249,000 in 1995. Revenues at the Resident Schools increased 14% from $15,053,000 in 1994 to $17,097,000 in 1995. Revenue at the Travel Operations School was $289,000 in the first six months of 1994.

  The consolidated profit in 1995, as in 1994, received a substantial benefit from the CPA Review Courses. The 1995 results of the CPA Review Courses are comparable to the 1993 results. However, due to an usually high number of enrollments in the Spring 1994 Session, revenues were down 14% and profit down 60% in 1995 compared to 1994. Because the CPA examination is administered twice each year, the operations of the CPA Review Courses are seasonal, impacting the results of the Company during the quarters ending March 31 and September 30.

  Payroll expenses increased 9.4% or $730,000, to $8,515,000 for the six months ended June 30, 1995 compared to $7,785,000 for the same period in 1994. Decreases in payroll expense from the closing of two schools and the sale of a third school in 1994 were offset by increased salaries and staffing levels at existing schools.

  Occupancy expense decreased 5.1% or $142,000 to $2,616,000 in 1995 compared to $2,758,000 in 1994. This decrease is primarily due to the closing or sale of three schools in 1994.

  Instructional materials and supplies expense increased 3.8% or $60,000 to $1,655,000 in 1995 compared to $1,595,000 in 1994. Textbook expense has increased as curriculum has been updated and improved. Also uniform expense increased due to additional uniforms being provided to students.

  Other general and administrative expenses increased 17.5% or $413,000 to $2,775,000 in 1995 compared to $2,362,000 in 1994. A provision of $282,000 was established in the first quarter of 1995 when the Company was informed that it's Lauderdale Lakes, Florida school will be required to refund Title IV funds to Government Agencies. Those funds have been previously disbursed to the School's students.

  Provision for uncollectible accounts decreased 21.7% or $207,000 to $746,000 in 1995 from $953,000 in 1994. This decrease is primarily due to the decrease in student accounts and notes receivable, net of deferred student tuition outstanding at June 30, 1995 as compared to June 30, 1994.

  Interest expense decreased 34.2% or $190,000, to $365,000 in 1995 from $555,000 in 1994. This decrease is due to reduced bank debt and reduced subordinated debenture as discussed in "Liquidity and Resources."

  In 1995, a tax provision of $35,000 or 10% was recorded compared to a tax benefit of $125,000 or 21.8% in 1994. This provision is a result of evaluating the Company's needs as it relates to provision for assessment of taxes. Future evaluation of the provision for assessment of taxes may increase or decrease the overall provision for income taxes.


LIQUIDITY AND CAPITAL RESOURCES

  In October 1992 the Company issued to CenCor, Inc. ("CenCor") a Junior
Secured Debenture ("the Debenture") in the principal amount of $5,422,307. Interest on the Debenture accrues from October 30, 1992, no principal or interest is to be paid until June 30, 1996. The entire balance of the Debenture is due July 31, 1997. In addition to compounded quarterly interest, initially at 1% over the effective rate charged by the Company's bank lender, CenCor is entitled to an amount equal to 25% of the market value of the Company's outstanding common stock in excess of $3,500,000 at July 31, 1997.

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

  Additionally, the Company has a bank term loan.  Total scheduled payments
during 1995 are approximately $3,150,000.   The Company has made and anticipates
future loan payments will be made from cash flows from operating activities generated in 1995 as the Company continues to collect its accounts receivable more effectively and has eliminated negative cash flows relating to the three schools closed or sold in 1994. The balance of this bank debt was $4,493,000 at December 31, 1994 and $2,974,000 at June 30, 1995. A final payment of $1,343,000 is due in January 1996.

  Net cash provided by operating activities increased $2,051,000 to $3,854,000 for the six months ended June 30, 1995 as compared to the same period in 1994. Depreciation and amortization decreased $96,000 to $585,000 in 1995 as compared to $681,000 in 1994. This decrease is a result of fully amortized or depreciated assets. Provision for uncollectible accounts decreased as the related receivables decreased. Deferred student tuition increased in 1995 by $1,936,000 compared to an increase of $2,090,000 in 1994. Other changes in assets and liabilities increased $231,000 in 1995. This increase was attributable to increases in accrued expenses and other liabilities.

  Capital expenditures in 1995 were $433,000 compared to $117,000 in 1994.
In 1995 leasehold improvements were made at two locations for additional programs. In 1994 expenditures were primarily for additional classroom equipment. Certain debt agreements limit annual capital expenditures to $500,000. Cash received from the sale of equipment from closed and sold schools was $106,000 in 1994. Financing activities consumed $1,518,000 in 1995 compared to $579,000 in 1994. All financing activities were for payment of outstanding debt.

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

Department of Education Matters

     On May 1, 1995 the Company received notification from the DOE of a clarification in refund calculations for students that have withdrawn or dropped from school. Portions of the Department's refund regulation have been challenged in court by other schools. The court has prohibited the DOE from enforcing certain provisions of the refund regulation for those schools filing suit. The DOE has stated that it will apply this relief from the date of the injunction, November 28, 1994 to all institutions until the lawsuits have been settled. The Company has established an escrow account for the portion of the refund calculation in question. This pertains to refunds made prior to November 28, 1994. In the event that the DOE loses the lawsuit the Company may be allowed to release the money in the escrow account for use in operations and may benefit from a decrease in provision for bad debt expense.

Other

     During July 1993, nine former students of the Jacksonville, Florida school filed individual lawsuits against the school, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and has since been amended and now comprises 69 plaintiffs. The Company filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims have been filed. The matter is still in discovery. The Company believes these suits are without merit and plans to defend against them vigorously. In August 1995 an amended complaint was filed adding 25 more plantiffs to the lawsuit.

     In July 1995, the Department of Education, issued its initial program review report related to the program review it conducted at Concorde's Jacksonville School, in July 1994. The Department conducted the review in part, as a result of being made aware of the contents of the lawsuit described above. One purpose of the review was to determine whether the School misrepresented the nature of its educational programs, its financial charges, or the employability of its graduates. The Department found that the School did make such misrepresentations. Currently no fines have been assessed by the Department. The Company believes the Department's methodology was significantly flawed, and that this finding is totally without merit. However the Department is proposing an informal fine for this finding. The Company is unable to estimate the amount of the proposed fine and has not established any related reserves. The Company plans to appeal and challenge this finding vigorously. If the Company fails in its appeals and challenges, the Department may initiate formal administrative action. Formal administrative action may include initiation of a formal fine for an amount greater than the informal fine or action to limit, suspend, and/or terminate the School's eligibility to participate in the Title IV programs.

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


                                    CONCORDE CAREER COLLEGES, INC.


DATED:   AUGUST 7, 1995             BY:  /S/  JACK L. BROZMAN
                                       -----------------------------------------
                                          JACK L. BROZMAN, PRESIDENT



                                    BY:  /S/   GREGG GIMLIN
                                       -----------------------------------------
                                          GREGG GIMLIN, CHIEF FINANCIAL OFFICER