Form 10-Q
period 1995-09-30
CONCORDE CAREER COLLEGES INC
filed 1995-11-14
CIK 832483

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1995           Commission File No.   0-16992
                      ------------------                                 -------


                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


             Delaware                                     43-1440321
---------------------------------              ---------------------------------
 (State of other jurisdiction of               (I. R. S. Employer Identification
  Incorporation or Organization)                            Number)



4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                       64196
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                   (Zip Code)


Registrant's telephone number, including area code:     (816) 474-8002
                                                    ----------------------------

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


As of October 24, 1995, Concorde Career Colleges, Inc. had 6,952,176 shares of Common Stock outstanding, with a market value of $2,607,000.

                         CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-Q

                      NINE MONTHS ENDED SEPTEMBER 30, 1995




                                     INDEX

                                                                           PAGE
                                                                           ----
Notes to Condensed Consolidated Financial Statements.....................    1

                                     PART I

Condensed Consolidated Balance Sheets....................................  2, 3

Condensed Consolidated Statements of Operations..........................     4

Condensed Consolidated Statements of Cash Flows..........................     5

Selected Financial Data..................................................     6

Management's Discussion and Analysis of Financial Condition
  and Results of Operations..............................................     6

                                    PART II

Contingencies and Litigation.............................................    10

Exhibits and Reports on Form 8-K.........................................    11

Signatures...............................................................    12


               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 1995




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

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


                        CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1995 and DECEMBER 31, 1994


                                    ASSETS


                                          September 30,     December 31,
                                              1995              1994
                                          -------------     ------------
CURRENT ASSETS:

     Cash and cash equivalents............  $ 3,529,000      $ 1,182,000

     Net receivables--

          Accounts receivable.............   18,776,000       20,412,000

          Notes receivable for student
            tuition.......................    4,325,000        2,117,000

          Allowance for uncollectible
            accounts......................   (2,043,000)      (2,491,000)
                                            -----------      -----------
                                             21,058,000       20,038,000

     Supplies and prepaid expenses........    1,104,000        1,345,000
                                            -----------      -----------
            Total current assets..........   25,691,000       22,565,000



PROPERTY and EQUIPMENT, net...............    3,473,000        3,670,000



COST IN EXCESS OF NET TANGIBLE ASSETS
  OF BUSINESSES ACQUIRED, less
  accumulated amortization of $2,432,000
  at September 30, 1995 and $3,160,000
  at December 31, 1994, respectively......    2,006,000        2,199,000


OTHER ASSETS:

     Long-term notes receivable for student
       tuition less allowance for
       uncollectible accounts of $479,000
       at September 30, 1995 and $383,000
       at December 31, 1994, respectively.    1,481,000        1,935,000


     Other................................       41,000          108,000
                                            -----------      -----------

            Total other assets............    1,522,000        2,043,000
                                            -----------      -----------
                                            $32,692,000      $30,477,000
                                            ===========      ===========


         See accompanying notes to condensed consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1995 and DECEMBER 31, 1994


                CONDENSED LIABILITIES AND STOCKHOLDERS' EQUITY




                                              September 30,     December 31,
                                                   1995             1994
                                              -------------     ------------

CURRENT LIABILITIES:
     Deferred student tuition.................  $17,073,000      $14,349,000

     Current debt maturities..................    2,231,000        3,150,000

     Accrued income taxes.....................      623,000

     Accrued salaries and wages...............      766,000          600,000

     Accrued interest.........................       19,000          526,000

     Current deferred income taxes............       99,000          424,000

     Other accrued liabilities and
       accounts payable.......................    2,414,000        1,603,000
                                                -----------      -----------
          Total current liabilities...........   23,225,000       20,652,000



LONG-TERM DEBT................................                     1,343,000

OTHER LONG-TERM LIABILITIES...................      191,000           57,000

DEFERRED INCOME TAXES.........................      248,000          739,000

SUBORDINATED DEBT DUE TO RELATED PARTY........    2,682,000        2,611,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.10 par value, 600,000
       shares authorized, 300,000 shares
       issued and outstanding.................       30,000           30,000

     Common stock, $.10 par value, 19,400,000
       shares authorized, 6,978,976 shares
       issued and 6,952,176 shares
       outstanding............................      698,000          698,000

     Capital in excess of par.................    8,128,000        8,128,000

     Accumulated deficit......................   (2,449,000)      (3,720,000)

     Less--treasury stock, 26,800 shares,
       at cost................................      (61,000)         (61,000)
                                                -----------      -----------
          Total stockholders' equity..........    6,346,000        5,075,000
                                                -----------      -----------
                                                $32,692,000      $30,477,000
                                                ===========      ===========


         See accompanying notes to condensed consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994

            AND THE THREE MONTHS ENDED SEPTEMBER 30, 1995 and 1994



                                                         Nine Months                              Three Months
                                                     Ended September 30                        Ended September 30
                                                     ------------------                        ------------------

                                                  1995              1994                    1995             1994
                                                  ----              ----                    ----             ----
STUDENT TUITION AND OTHER REVENUE..........   $29,447,000        $27,315,000             $11,101,000      $10,513,000
                                               ----------         ----------              ----------       ----------

OPERATING EXPENSES:

     Payroll costs.........................    13,219,000         11,815,000               4,704,000        4,031,000

     Occupancy.............................     4,047,000          4,188,000               1,431,000        1,430,000

     Instructional materials and
       supplies............................     2,861,000          2,619,000               1,206,000        1,024,000

     Advertising...........................     2,076,000          2,054,000                 753,000          685,000

     Other general and administrative......     4,065,000          3,931,000               1,290,000        1,569,000

     Provision for uncollectible
       accounts............................     1,243,000          1,378,000                 497,000          426,000
                                               ----------         ----------               ---------        ---------
          Total operating expenses.........    27,511,000         25,985,000               9,881,000        9,165,000
                                               ----------         ----------               ---------        ---------

OPERATING INCOME...........................     1,936,000          1,330,000               1,220,000        1,348,000

INTEREST EXPENSE...........................       524,000            822,000                 159,000          267,000
                                                ---------          ---------               ---------        ---------

INCOME BEFORE INCOME TAXES.................     1,412,000            508,000               1,061,000        1,081,000

PROVISION (BENEFIT) FOR INCOME TAXES.......       141,000             75,000                 106,000          200,000
                                                ---------          ---------               ---------        ---------
NET INCOME.................................    $1,271,000         $  433,000              $  955,000       $  881,000
                                                =========          =========               =========        =========

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING............     7,406,118          6,952,176               7,455,593        6,952,176
                                                =========          =========               =========        =========
EARNINGS PER WEIGHTED AVERAGE COMMON
  AND COMMON SHARE EQUIVALENTS
  OUTSTANDING..............................         $0.17              $0.06                   $0.13            $0.13
                                                     ====               ====                    ====             ====


         See accompanying notes to condensed consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994


                                                1995            1994
                                                ----            ----

CASH FLOWS--OPERATING ACTIVITIES:

     Net income (loss).....................  $1,271,000      $  433,000
     Adjustments to reconcile net
       income to net cash provided by
       operating activities--
         Depreciation and amortization.....     905,000         988,000
         Provision for losses on
           accounts receivable.............   1,244,000       1,378,000

         Change in assets and
           liabilities, net--
             Change in receivables.........  (1,809,000)     (4,765,000)
             Change in deferred student
               tuition.....................   2,723,000       4,571,000
             Change in deferred
               income taxes................    (815,000)       (125,000)
             Change in accrued
               income taxes................     623,000         170,000
           Other changes in assets
             and liabilities, net..........   1,016,000        (275,000)
                                             ----------       ---------

                 Total adjustments.........   3,887,000       1,942,000
                                             ----------      ----------
                 Net.......................   5,158,000       2,375,000

CASH FLOWS--INVESTING ACTIVITIES:

     Sale of property & equipment..........                     106,000
     Capital expenditures..................    (477,000)       (214,000)
                                             ----------      ----------
         Net...............................    (477,000)       (108,000)
                                             ----------       ---------

CASH FLOWS--FINANCING ACTIVITIES:

     Principal payments on long-term
       debt................................  (2,334,000)     (1,419,000)
                                             ----------      ----------

         Net...............................  (2,334,000)     (1,419,000)
                                             ----------      ----------

NET........................................   2,347,000         848,000


CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD......................   1,182,000       1,663,000
                                             ----------      ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD............................  $3,529,000      $2,511,000
                                              =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

     Cash paid during the period for:
         Interest..........................    $255,000        $377,000
         Income taxes......................     186,000          45,000

     Cash received during the period for:
         Interest..........................     258,000         327,000
         Income tax refunds................                     434,000

         See accompanying notes to condensed consolidated statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The Company owns and operates proprietary postsecondary schools which offer career training, primarily in the allied health field. In addition, the Company previously operated schools with career training in other fields (together the "Resident Schools.") The Company also owns Person/Wolinsky Associates, which offers review courses for the CPA exam (the "CPA Review Courses.") The following table presents the revenue for each category of School and the CPA Review Courses for the periods indicated. Amounts are in thousands.




                                                    Nine Months                             Three Months
                                                Ended September 30,                      Ended September 30,
                                                -------------------                      -------------------
                                                 1995         1994                        1995         1994
                                                 ----         ----                        ----         ----
Allied Health &
  Computer Schools..........................   $26,566     $23,532                     $ 9,470      $ 8,479
Travel Service School.......................                    290                                        1
CPA Review Courses..........................      2,881       3,493                       1,631        2,033
                                                 ------      ------                      ------       ------
Total.......................................    $29,447     $27,315                     $11,101      $10,513
                                                 ======      ======                      ======       ======

     The following table presents the relative percentage of revenues derived from each category of Resident
School Courses and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.


                                                    Nine Months                             Three Months
                                                Ended September 30,                      Ended September 30,
                                                -------------------                      -------------------
                                                 1995         1994                        1995         1994
                                                 ----         ----                        ----         ----
Allied Health &
  Computer Schools..........................     90.2%        86.1%                       85.3%        80.7%
Travel Service School.......................                   1.1
CPA Review Courses..........................      9.8         12.8                        14.7         19.3
                                                -----        -----                       -----        -----
Total.......................................    100.0        100.0                       100.0        100.0
                                                =====        =====                       =====        =====
Operating expenses:
     Payroll................................     44.9         43.3                        42.4         38.4
     Occupancy..............................     13.7         15.3                        12.9         13.6
     Materials and supplies.................      9.7          9.6                        10.9          9.7
     Advertising............................      7.1          7.5                         6.8          6.5
     Other general & administrative.........     13.8         14.4                        11.6         14.9
     Provision for uncollectible accounts...      4.2          5.0                         4.5          4.1
                                                -----        -----                       -----        -----

     Total..................................     93.4         95.1                        89.1         87.2

Operating income............................      6.6          4.9                        10.9         12.8
Interest expense............................      1.8          3.0                         1.4          2.5
                                                -----        -----                       -----        -----
Income before income taxes..................      4.8          1.9                         9.5         10.3
Provision (benefit) for income taxes........      0.5          0.3                         1.0          1.9
                                                -----        -----                       -----        -----
Net income (loss)...........................      4.3%         1.6%                        8.5%         8.4%
                                                =====        =====                       =====        =====


Results of Operations

                 QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO
                       QUARTER ENDED SEPTEMBER 30, 1994

    Total revenue increased $588,000 to $11,101,000 for the three months ended September 30, 1995 compared to $10,513,000 for the same period in 1994. Revenues for CPA Review Courses were down 19.8% from $2,034,000 in 1994 to $1,631,000 in 1995. Revenues at the Resident Schools increased by 11.7% from $8,479,000 in 1994 to $9,470,000 in 1995. The Company closed its Allied Health School in Minneapolis, Minnesota in the fourth quarter of 1994.

    Payroll expenses increased 16.7% or $673,000, to $4,704,000 for the three months ended September 30, 1995 compared to $4,031,000 for the same period in 1994. Decreases in payroll expense from the closing of two schools and the sale of a third school in 1994 were offset by increased salaries and staff levels at existing schools. The Company has continued to upgrade the quality of the School's staff and faculty.

    Instructional materials and supplies expense increased 17.8% or $182,000 to $1,206,000 in 1995 compared to $1,024,000 in 1994. Textbook expense has increased as curriculum has been updated and improved. Also, uniform expenses increased due to additional uniforms being provided to students.

    Other general and administrative expenses decreased 17.8% or $279,000 to $1,290,000 in 1995 compared to $1,569,000 in 1994. A $200,000 loss due to revaluation of assets relating to the closing of the Minneapolis school was recorded in the third quarter of 1994.

    Provision for uncollectible accounts increased 16.7% or $71,000 to $497,000 in 1995 from $426,000. The increase is due to an increased reliance on non-Title IV funding, primarily institution loans, for the three months ended September 30, 1995 as compared to the same period in 1994. Non-Title IV funding is typically subject to greater reserves than Title IV funding.

    Interest expense decreased 40.4% or $108,000 to $159,000 in 1995 from $267,000 in 1994. This decrease is due to reduced bank and subordinated debt as discussed in "Liquidity and Resources."

    In 1995, a tax provision of $106,000 or 10.0% was recorded compared to $200,000 or 18.5% in 1994. This provision is a result of evaluating the Company's needs as it related to provision for assessment of taxes. Future evaluation of the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

    Weighted average common and common share equivalents outstanding increased to 7,455,593 from 6,952,176. This increase is due to the dilutive effect of the Company's incentive stock option plan.

                     NINE MONTHS ENDED SEPTEMBER 30, 1995
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

    Total revenue increased $2,132,000, to $29,447,000 for the nine months ended September 30, 1995 compared to the same period in 1994. Revenues for CPA Review Courses decreased 17.5%, to $2,881,000 for the nine months ended September 30, 1995 from $3,493,000 for the same period in 1994. Revenues at the Resident Schools increased 12.9% to $26,566,000 in 1995. Revenue at the Travel Operations School was $289,000 in the first nine months of 1994.

    The consolidated profit in 1995, as in 1994, received a substantial benefit from the CPA Review Courses. Due to aggressive competition and a declining number of CPA Exam candidates, revenues were down 17.5% in 1995 compared to 1994. Because the CPA examination is administered twice each year, the operations of the CPA Review Courses are seasonal, impacting the results of the Company during the quarters ending March 31 and September 30.

    Payroll expenses increased 11.9% or $1,404,000, to $13,219,000 for the nine months ended September 30, 1995 compared to $11,815,000 for the same period in 1994. Decreases in payroll expense from the closing of two schools and the sale of a third school in 1994 were offset by increased salaries and staffing levels at existing schools.

    Instructional materials and supplies expense increased 9.2% or $242,000 to $2,861,000 in 1995 compared to $2,619,000 in 1994. Textbook expense has increased as curriculum has been updated and improved. Also uniform expense increased due to additional uniforms being provided to students.

    Provision for uncollectible accounts decreased 9.8% or $135,000 to $1,243,000 in 1995 from $1,378,000 in 1994. This decrease is primarily due to the decrease in student accounts and notes receivable, net of deferred student tuition outstanding at September 30, 1995 as compared to September 30, 1994. The decrease in outstanding receivables was offset by a recent increase in Non-Title IV funding.

    Interest expense decreased 36.3% or $298,000, to $524,000 in 1995 from $822,000 in 1994. This decrease is due to reduced bank debt and reduced subordinated debenture as discussed in "Liquidity and Resources."

    In 1995, a tax provision of $141,000 or 10% was recorded compared to $75,000 or 14.8% in 1994. This provision is a result of evaluating the Company's needs as it relates to provision for assessment of taxes. Future evaluation of the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

    Weighted average common and common share equivalents outstanding increased to 7,406,118 at September 30, 1995 from 6,952,176 at September 30, 1994.

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

    Additionally, the Company has a bank term loan. Total scheduled payments during 1995 are approximately $3,150,000. The Company has made and anticipates future loan payments will be made from cash flows from operating activities generated in 1995 as the Company continues to collect its accounts receivable more effectively and has eliminated negative cash flows relating to the three schools closed or sold in 1994. The balance of this bank debt was $4,493,000 at December 31, 1994 and $2,159,000 at September 30, 1995. A final payment of $1,343,000 was due in January 1996, but, pursuant to an agreement dated November 3, 1995, the final payment has been rescheduled to January 1997.

    Net cash provided by operating activities increased $2,783,000 to $5,158,000 for the nine months ended September 30, 1995 as compared to the same period in 1994. Depreciation and amortization decreased $83,000 to $905,000 in 1995 as compared to $988,000 in 1994. This decrease is a result of fully amortized or depreciated assets. Provision for uncollectible accounts decreased as the related receivables decreased. Deferred student tuition increased in 1995 by $2,723,000 compared to an increase of $4,571,000 in 1994. Other changes in assets and liabilities increased $1,016,000 in 1995. This increase was attributable to increases in accrued expenses and other liabilities.

    Capital expenditures in 1995 were $477,000 compared to $214,000 in 1994. In 1995 expenditures were primarily for leasehold improvements at two locations for additional programs, computer equipment, and additional classroom equipment. In 1994 expenditures were primarily for additional classroom equipment. Certain debt agreements limit annual capital expenditures to $500,000. Cash received from the sale of equipment from closed and sold schools was $106,000 in 1994. Financing activities consumed $2,334,000 in 1995 compared to $1,419,000 in 1994. All financing activities were for payment of outstanding debt.

    Recently, due to governmental regulations, the Company has begun to increase the amount of institutional loans provided by the Company's Schools for their students. Institutional loans are loans made by the School to the School's students. Currently this has not had a material impact on the Company's cash flow. However, increased reliance on institutional loans may have an impact on future liquidity.

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

    In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the Department of Education (DOE) alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The DOE gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the DOE discontinued disbursing student financial assistance funds. The amount being claimed by DOE is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for DOE and offered to settle all claims of DOE for the $9,828 on deposit in the SCI bank account. As of November 6, 1995, neither SCI nor its counsel has received a response to the settlement offer.

    Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to DOE. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of November 6, 1995, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

    In light of applicable corporate law which limits the liability of stockholders and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, it is the opinion of management of the Company that the Company will not be liable for debts of SCI. Therefore, if SCI is required to pay the DOE's claims it is the opinion of management it will not have a material adverse impact on the Company s financial condition and its results of operations.

Department of Education Matters

    On May 1, 1995 the Company received notification from the DOE of a clarification in refund calculations for students that have withdrawn or dropped from school. Portions of the Department's refund regulation have been challenged in court by other schools. The court has prohibited the DOE from enforcing certain provisions of the refund regulation for those schools filing suit. The DOE has stated that it will apply this relief from the date of the injunction, November 28, 1994 to all institutions until the lawsuits have been settled. The Company has established an escrow account for the portion of the refund calculation in question. This pertains to refunds made prior to November 28, 1994. The plaintiffs and the DOE submitted cross-motions for summary judgement. In a September 5, 1995 ruling, both the plaintiff's and defendant's motions were granted in part and denied in part. Management and Company Counsel are evaluating the ruling. If the evaluation is found to be favorable, the Company may be allowed to release the money in the escrow account for use in operations and may benefit from a decrease in provision for bad debt expense.

Other

    During July 1993, nine former students of the Jacksonville, Florida school filed individual lawsuits against the school, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and has since been amended and now comprises 69 plaintiffs. The Company filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims have been filed. The matter is still in discovery. The Company believes these suits are without merit and plans to defend against them vigorously. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Company opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in August 1995, and the Company again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike is pending. The Company is evaluating an appeal of the denial of the motion to dismiss, and will strongly oppose class certification if an appeal is not taken, or, if taken, is unsuccessful.

    In July 1995, the Department of Education, issued its initial program review report related to the program review it conducted at Concorde's Jacksonville School, in July 1994. The Department conducted the review, in part, as a result of being made aware of the contents of the lawsuit described above. One purpose of the review was to determine whether the School misrepresented the nature of its educational programs, its financial charges, or the employability of its graduates. The Department's initially reported as one of its findings that the School did make such misrepresentations. The Company believed the Department's methodology was significantly flawed, and that this finding was totally without merit. Although, other findings from the DOE's program review remain open, on November 7, 1995 the DOE notified the Company that this particular finding was closed. No informal fine was imposed and no further action by the Company is necessary.

    The DOE regularly conducts program reviews of educational institutions participating in Title IV programs. Program reviews for most of the Company's Schools were conducted in 1993 and 1994. Several reports concerning these program reviews were received prior to September 1995. In September 1995 the Company received a reply from the DOE regarding the Company's response to a program review report for one of its larger Schools. The DOE reply stated that the Company's earlier response was insufficient, and failure to satisfy the DOE requests could result in formal administrative action against the institution which may include, the initiation of a formal fine and/or the initiation of limitation, suspension or termination (LS&T) proceedings. The Company disagrees with the DOE reply and believes its response was complete and satisfactory and that the DOE ignored facts presented in the Company's response. The Company also believes the DOE s reply is arbitrary and inconsistent with previous official actions taken in similar program reviews. The Company's legal counsel has responded to the DOE and the DOE has referred the matter to the Office of the General Counsel. While the final outcome cannot be determined with certainty, management believes that the final outcome will not have a material impact on its results of operations or its financial position.

    The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management s opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   CHANGE IN SECURITIES--NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS--NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K--NONE




          (The remainder of this page was left intentionally blank.)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CONCORDE CAREER COLLEGES, INC.


DATED:   NOVEMBER 9, 1995
                                BY:   /s/    JACK L. BROZMAN
                                   --------------------------------
                                     JACK L. BROZMAN, PRESIDENT


                                BY:    /s/  GREGG GIMLIN
                                   ---------------------------------
                                     GREGG GIMLIN, CHIEF FINANCIAL OFFICER