Form 10-K405
period 1995-12-31
CONCORDE CAREER COLLEGES INC
filed 1996-03-29
CIK 832483

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1995

                        Commission file number 0-16992

                        CONCORDE CAREER COLLEGES, INC.
            (Exact name of registrant as specified in its charter)
                      12 & BALTIMORE, CITY CENTER SQUARE
                                P. O. BOX 26610
                          KANSAS CITY, MISSOURI 64196
                           TELEPHONE: (816) 474-8002

                     INCORPORATED IN THE STATE OF DELAWARE

                                  43-1440321
                     (I.R.S. Employer Identification No.)

          Securities registered pursuant to Section 12(g) of the Act:

                                TITLE OF CLASS
                                --------------

                         COMMON STOCK, $.10 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the registrant's classes of
                      Common Stock, as of March 21, 1996.

                6,958,376 SHARES OF COMMON STOCK, $.10 PAR VALUE

     Aggregate market value of Common Stock, held by non-affiliates of the
           Registrant at March 21, 1996 was approximately $4,349,000
  Documents incorporated by reference -- Proxy Statement for Annual Meeting of
                     Stockholders to be held May 24, 1996.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1995

                                     INDEX
                                     -----

ITEM                                                                       PAGE
----                                                                       ----

                                    PART I

1.  Business.............................................................   I-1

2.  Properties...........................................................   I-8

3.  Legal Proceedings....................................................   I-9

4.  Submission of Matters to a Vote of Security Holders..................   I-9

                                    PART II

5.  Market for the Registrant's Common Stock
     and Related Stockholder Matters.....................................  II-1

6.  Selected Financial Data..............................................  II-1

7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................  II-3

8.  Financial Statements and Supplementary Data.......................... II-10

9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure................................. II-30

                                   PART III

10. Directors, Executive Officers, Promoters and Control
     Persons of the Registrant (Incorporated by Reference)............... III-1

11. Executive Compensation (Incorporated by Reference)................... III-1

12. Security Ownership of Certain Beneficial Owners and Management
             (Incorporated by Reference)................................. III-1

13. Certain Relationships and Related Transactions
             (Incorporated by Reference)................................. III-1

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K.........................................................  IV-1

    Signatures...........................................................  IV-4

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

     The discussion set forth below, as well as other portions of this Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, changes in competition and the effects of such changes; increased competition; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

THE COMPANY

     The Company owns and operates proprietary, postsecondary schools which offer career training designed to provide primarily entry-level skills readily needed in certain of the major service industries. The Company's schools offer vocational training programs primarily in the allied health field. The Company also offers review courses for the CPA Examination. As of December 31, 1995, the Company owned and operated resident training schools at 13 locations in six states (the "Schools"), and offered its Certified Public Accountant ("CPA") review courses in 16 states (the "CPA Review Courses"). For a comparison of the revenues generated by the Schools and the CPA Review Courses, see Item 7, "Management's Discussion and Analysis."

     The Company was formed in 1988 as a Delaware Corporation, and its principal office is located at 12th and Baltimore, City Center Square, P.O. Box 26610, Kansas City, Missouri 64196 (telephone: 816/474-8002). Unless otherwise indicated, the term "Company" refers to Concorde Career Colleges, Inc. and its direct and indirect wholly-owned subsidiaries.

RECENT DEVELOPMENTS

     In 1994, the Department of Education ("DOE") established a policy of recertifying all schools participating in the federal funding program under Title IV of the Higher Education Act ("Title IV programs") every five years. Since the Companys' Schools participate in Title IV programs, the Company is in the process of obtaining recertification of the Schools. As of March 19, 1996 full certification has been approved for the Schools in Anaheim, North Hollywood, San Bernardino, San Diego, and San Jose, California, Kansas City, Missouri, and Portland, Oregon. Notification has not been received on the certification of the Memphis, Tennessee, Lauderdale Lakes, Florida, or Denver, Colorado Schools. Three Schools, Jacksonville, Tampa, and Miami, Florida (Miami is an additional location of the Tampa School) have received provisional certification. Provisional certification limits the School's ability to add programs and change the level of educational award and requires that the School forfeit its right to due process under DOE guidelines. The Company is unable to determine with any certainty what impact, if any, provisional certification will have on its liquidity, results of operations or statement of financial position. See Item 1, "Business -- Regulation."

     In addition, the DOE regularly conducts program reviews of educational institutions participating in Title IV programs. The Company is disputing a program review finding concerning "pro rata" refunds of certain monies to or on behalf of certain withdrawing students who have received Title IV funds. On February 7, 1996, the Company was notified that an Administrative Law Judge ("ALJ") decided against the Company on this issue and upheld the Company's obligation to refund such monies which is not a material amount. The issue is currently on appeal to the Secretary of Education. The review finding affects the Company's Denver, Colorado location but may also affect the Company's other Schools. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies."

     During the fourth quarter of 1995 the Company realized a onetime benefit when it eliminated a $315,000 reserve for bad debt. The reserve was established in 1994 and related to refunds made during 1994. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Current Trends and Recent Events."

THE SCHOOLS

     As of December 31, 1995, the Company operated the Schools located in the following cities: North Hollywood, Anaheim, San Bernardino, San Diego, and San Jose, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, Miami (an additional location of the Tampa School) and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; and Memphis, Tennessee. All Schools

                                Part I - Page 1
offer Allied Health Programs, and the Kansas City School offers a business program in Computerized Accounting.

     In order to increase name recognition of its Schools, the Company has designated each of the Schools as a "Concorde Career Institute."

     ALLIED HEALTH CURRICULUM

     The Company's Schools' allied health programs of study are:
Vocational/Practical Nursing, Respiratory Therapy Technician, Surgical Technician, Pharmacy Technician, Medical Secretary, Medical Assistant, and Dental Assistant. Not all programs are offered at all Schools. In addition, certain Schools offer selected short term courses, including Limited X-Ray, Expanded Duties for Dental Assistants, Medical Insurance Billing, and various certification test preparations in allied health occupations. Elkins Interactive Training Network (EITN), a satellite delivery system of educational programs and seminars, is currently offered on-line in two of the Company's Schools. EITN is not affiliated with the Company.

     The Schools are on a non-traditional academic calendar with starting dates for programs varying by location and type of program. Programs typically commence monthly at each School. The Schools' programs of study usually range from eight to twenty months and include from 720 to 1,572 hours of instruction. While most programs are taught in a classroom atmosphere, hands-on clinical/laboratory experience is an integral part of the curriculum at the Schools. Most programs of study at the Schools include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the particular program.

     RECRUITMENT AND ADMISSIONS

     A School's typical student is either (i) unemployed and enrolls in order to learn new skills and obtain employment or (ii) underemployed and enrolls in order to acquire new skills or to update existing skills to increase his/her earning capacity. The Company recruits students through advertising in various media, including television, radio, newspapers and direct mail. The Company also recruits students by presenting seminars and lectures to graduating seniors at local high schools. Management estimates that approximately 25% of all enrollments are the result of referrals from the Schools' students and graduates.

     Each School maintains an Admissions Department which is responsible for conducting admissions interviews with potential applicants to provide information regarding the Schools' programs and to assist with the application process. In addition, each applicant for enrollment must take and pass an entrance examination(s) administered by a person other than admissions personnel. The entrance examination and interview are designed to determine the student's ability to benefit from the instruction provided by the School and the student's level of motivation to complete the program.

     The admissions criteria for the Schools vary according to the program of study. Each applicant for enrollment must have a high school diploma, the equivalent of a high school diploma or must demonstrate the ability to benefit from the program sought before admission into the School is granted. All students must be beyond the age of compulsory high school attendance. The Company performs credit checks on applicants before admission to identify applicants who may be in default on a prior student loan.

     The following table sets forth the number of applicants and the student enrollments (net of cancellations) at the Schools for the periods indicated.


                           1995     1994     1993
                          ------   ------   ------
Applicants Interviewed..  23,158   23,175   21,356
Student Enrollments.....   7,121    6,701    6,532
Admissions..............    30.7%    28.9%    30.6%

     At December 31, 1995, the Company had approximately 4,286 students in attendance at the Schools, including approximately 576 students on externship.

     Student Retention

     The Company strives to help students complete their program of study through admissions screening policies, financial aid planning and student services. Each School has a staff member whose function is to provide student services concerning academic and personal problems which might disrupt or result in a premature end to a student's studies. Programs of study are offered in the morning, afternoon, and evening to meet the students' scheduling needs.

                                Part I - Page 2

  If a student terminates prior to completing a program, federal and state regulations and accreditation criteria permit the Company to retain only a certain percentage of the total tuition, which varies with, but equals or exceeds, the percentage of the program completed. Amounts received by the Company in excess of such set percentage of tuition are refunded to the student or the appropriate funding source. See "Financing Student Education," below.

  Approximately 35% of all students terminate their program of study prior to completion. This includes approximately 10% of the student body who are required by the Schools to discontinue their training due to unsatisfactory academic performance or poor attendance.

  STUDENT PLACEMENT

  The Company, through the placement personnel at each School, provides job placement assistance services for its graduates. The placement personnel establish and maintain contact with local employers and other sources of information on positions available in the local area. Additionally, the School's Director of Graduate Services works with students on preparing resumes and interviewing techniques. Postgraduate placement assistance is also provided, including referral to other cities in which the Company's Schools are located. A number of graduates do not require placement services. Frequently, the externship programs at the Health Vocation Schools result in placement of students with the practitioners participating in the externship.

  SCHOOL ADMINISTRATION

  The Vice President-Operations is responsible for the overall performance of the Schools. Reporting to him are: the National Director of Compliance/Financial Aid, the Vice President of Education, the National Field Operations Manager, and the National Director of Marketing and Admissions.

  Each School is operated independently and is managed on site by a School Director reporting to the National Field Operations Manager. The National Field Operations Manager is assisted by Corporate Specialists. In addition, each School is staffed with a Financial Aid Director, a Director of Admissions, a Director of Education, a Director of Graduate Services, a Business Office Manager, and several other support staff. Instruction at each school is conducted by professional educators in the field or by former and current members of the business or medical community on a full-time or part-time basis. Instructional staff are selected based upon academic and professional qualifications, and experience level.

  ACCREDITATION AND LICENSING

  All the Schools are accredited through various accrediting associations recognized by the DOE. These associations are the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") formerly (prior to July 1,
1993) the Accrediting Commission For Trade and Technical Schools of The Career College Association ("CCA"), and the Council on Occupational Education, formerly (prior to July 1, 1995) the Commission on Occupational Education Institutes ("COEI"). Accreditation by a nationally recognized accrediting body is necessary in order for a school to be eligible to participate in federally sponsored financial aid programs for students. See "Financing Student Education," below.

  Additionally, certain Schools have received programmatic accreditation or approval for some of their programs from certain of the following accrediting agencies: The Committee on Allied Health Education and Accreditation, the Joint Review Committee for Respiratory Therapy Education, the American Dental Association, the California Board of Dental Examiners, and the Board of Vocational Nurse and Psychiatric Technician Examiners. While such programmatic accreditation/approvals are not necessary for participation in federally sponsored financial aid programs, they are required for certification and/or licensure of graduates from some of the programs offered by certain of the Schools, such as the Vocational Nurse program offered at the San Bernardino, San Diego, Denver, North Hollywood and Anaheim Schools. Additionally, such accreditation or approvals have been obtained because management believes they enhance the students' employment opportunities in those states that recognize these accrediting agencies.

  The qualifications of faculty members are regulated by applicable accrediting bodies. These accrediting bodies have certain faculty standards which must be met before the Schools are given their accreditation renewal. In addition, depending upon the curriculum being taught, faculty members must meet certain standards set by applicable state licensing laws before annual licensing of the Schools.

  Each School is also licensed as an educational institution under applicable state and local licensing laws, and is subject to a variety of state and local regulations. Such regulations may include approval of the curriculum, faculty and general operations.

                                Part I - Page 3

  FINANCING STUDENT EDUCATION

  Tuition and other ancillary fees at the Schools vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $5,100 to $12,400.

  Most students attending the Schools utilize federal government grants and/or the Federal Family Education loan programs available under the Higher Education Act of 1965, as amended (the "Act"), and various programs administered thereunder to finance their tuition. Each School has at least one financial aid officer who assists students in making application for such federal grants and federal loans. Management estimates that during 1995 83% of the overall School's cash receipts were derived from funds obtained by students through these programs. The Act and the programs administered thereunder were reauthorized by Congress in July of 1992.

  Currently, each of the Schools is an eligible institution for some or all of the following additional federally funded programs: Federal Pell Grant, Federal Supplemental Education Opportunity Grant, Federal Perkins Loan Program, Federal Parent Loan for Undergraduate Students, Federal Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans Administration Assistance. Also, some students are eligible for assistance under the Department of Labor's Job Training Partnership Act.

  Additionally, the states of California, Colorado, and Oregon each offer state grants for educational programs of the type offered by the Schools. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs.

  Students at the Schools principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans ("FFELs"), also referred to as Federal Stafford loans. Federal Family Education Loans and Federal Pell Grants are awarded annually to needy students studying at least half-time at an approved postsecondary educational institution. Federal Pell Grants need not be repaid by the student. The maximum Pell Grant a student may receive for the 1995-96 award year is $2,340, with the amount a student actually receives being based on a federal regulatory formula devised by the DOE.

  FFELs are low interest federal student loans provided by banks and other lending institutions, the repayment of which is fully guaranteed as to principal and interest by the federal government through a guarantee agency. The student pays no interest on the FFEL while in school and for a grace period (up to six months) thereafter. After such time, repayment is required in monthly installments, including a variable interest rate with a cap at 9%. The lenders making FFELs receive interest subsidies during the term of the loan from the federal government, which also pays all interest on the FFEL while the student attends school and during the grace period. In the event of default, FFELs are fully guaranteed as to principal and interest by state or private guarantee agencies which, in turn, are reimbursed by the federal government according to the guarantee agency reinsurance provisions contained in the Act.

  REGULATION

  Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. Because of the importance of compliance with these regulations, the Company monitors the Schools' compliance through periodic visits to the individual Schools by Corporate Specialists. If the Company should fail materially to comply with such regulations at any of the Schools, such failure could have serious consequences, including limitation, suspension, or termination of eligibility to participate in the funding programs. Audits by independent certified public accountants of the Schools' administration of federal funds are mandated by federal regulations. Additionally, these aid programs require maintaining certain accreditation by the Schools. See "Accreditation and Licensing" and "Financing Student Education," above.

  One of the DOE's principal criteria for assessing a School's eligibility to participate in student loan programs is the Cohort Default Rate threshold percentage requirements enacted in the Student Loan Default Prevention Initiative Act of 1990. Due to concerns about default rates, the DOE has promulgated regulations affecting FFEL, Federal Unsubsidized Stafford, Federal Supplemental Loans for Students ("FSLS") and Federal Perkins Loan Program loans (collectively, the "Federal Loan Programs"). Cohort Default Rates are calculated by the Secretary of Education and are designed to reflect the percentage of current and former students entering repayment in the cohort year who default on their loans during that year or the following cohort year. This calculation includes only those defaulted loans on which federal guaranty claims have been paid. The "cohort year" is the fiscal year of the federal government -- October 1 to September 30. The 1992 Cohort Default Rates were published in August 1994. The final 1993 Cohort Default Rates were published in February 1996.

                                Part I - Page 4

  After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of a school to participate in the Federal Loan Programs if the Cohort Default Rate for three successive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for each of the three most recent fiscal years may be used as grounds for terminating Federal Financial Education Loan Program ("FFELP") eligibility.

  The following table sets forth the 1992 and 1993 Cohort Default Rates for each of the Company's Schools that were in operation at the time the Cohort Default Rates were published. Publication of the Company's Cohort Default Rates for 1990 and 1991 has been suspended due to two injunctions obtained by the Company to preclude the DOE from using 1990 and 1991 Cohort Default Rates as grounds to limit, suspend, or terminate the Company's eligibility for Federal Loan Programs. See Item 3, "Legal Proceedings."

                          COHORT DEFAULT                                   COHORT DEFAULT
                              RATES                                            RATES
SCHOOL                      1992   1993                                      1992   1993
                           -----  -----                                      ----   ----
 Anaheim, CA                35.7   27.5            North Hollywood, CA       22.1   24.9
 Denver, CO                 34.2   20.0            Portland, OR              33.0   29.2
 Jacksonville, FL           38.5   31.9            San Bernardino, CA        32.1   30.7
 Kansas City, MO            15.4   20.5            San Diego, CA             29.8   32.5
 Lauderdale Lakes, FL       35.2   18.2            San Jose, CA              37.1   23.7
 Miami, FL (1)              33.9   25.0            Tampa, FL                 33.9   25.0
 Memphis, TN                24.1   16.2

 (1)  The Miami campus is an additional location of the Tampa School.

  The Company is challenging the DOE's authority to enforce the 1992 Cohort Default Rates applicable to the Company in light of the DOE's rate correction regulations applicable to such rates adopted on April 25, 1994 and November 29, 1994, which the Company contends are invalid. The Company has requested the court to officially suspend the 1992 Cohort Default Rates. While the court has declined to enter a temporary restraining order or a preliminary injunction prohibiting publication of the 1992 Cohort Default Rates, the Company is conducting discovery proceedings and intends to pursue its request for an injunction against the DOE's rate correction regulations and the Schools' 1992 rates.

  The Company is also pursuing administrative appeals seeking a reduction of its previously announced and suspended 1990 and 1991 rates, the 1992 rates and the recently published 1993 rates. These appeals are being pursued under a rate correction appeal process established by Congress in late 1993 for the correction of default rates for demonstrated occurrences of improper loan servicing and collections. The Company's appeals were commenced in the fall of 1994, and no ruling has yet been issued. (See Item 3, "Legal Proceedings.")

  If any of the Company's Schools loses its eligibility to participate in Federal Loan Programs, the continuing operation of that School would be in doubt. The Company intends to vigorously defend its Schools against any proceeding by the DOE to limit, suspend, or terminate FFELP eligibility.

  Although seven of the Company's Schools have 1993 Cohort Default Rates equal to or in excess of 25%, students at all of the Company's Schools have access to lenders. Even though a School is eligible to participate in Title IV programs, it must also have access to lending institutions such as banks which are willing to act as lenders for the Schools' students.

  In 1994, the DOE established a policy of recertifying all schools participating in Title IV programs every five years. As a result, the Company is in the process of recertifying the Schools. As of March 19, 1996 full certification has been approved for Anaheim, North Hollywood, San Bernardino, San Diego, and San Jose, California, Kansas City, Missouri, and Portland, Oregon. Notification has not been received on the certification of the Memphis, Tennessee, Lauderdale Lakes, Florida, or Denver, Colorado Schools. Three Schools, Jacksonville, Tampa, and Miami, Florida (Miami is an additional location of the Tampa School) have received provisional certification. Provisional certification limits the School's ability to add programs and change the level of educational award. In addition, the School forfeits its right to due process under DOE guidelines. The Company is unable to determine with certainty what impact, if any provisional certification will have on its liquidity, results of operations or statement of financial position.


                                Part I - Page 5

  The DOE also established certain "Factors of Financial Responsibility" which the Schools are required to meet to be eligible to receive Title IV Funds. Although these factors change regularly, the Company believes its Schools currently meet all applicable factors.

  The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

CPA REVIEW COURSES

  Person/Wolinsky Associates, Inc. ("Person/Wolinsky"), a subsidiary of the Company, offers review courses in the Spring and Fall for candidates preparing for the CPA Examination administered by the American Institute of Certified Public Accountants ("AICPA"). The CPA Review Courses are offered in approximately 40 separate locations throughout 16 states. Approximately half of the CPA Review Courses are centrally administered, with the Company coordinating all marketing efforts, supplying all study materials, arranging for classroom space from Person/Wolinsky's offices in Port Jefferson Station, New York as well as receiving all tuition for those classes. Independently administered CPA Review Courses, representing the other half, are operated by individuals and/or organizations (inclusive of colleges and universities) using the Person/Wolinsky name and course materials. The independent administrators are responsible for the marketing efforts, purchasing study materials from the Company, arranging for classroom space, collecting tuition and course administration for these CPA Review Courses. The Company is paid for the use of the materials and receives a percentage of gross revenue from these independently administered CPA Review Courses.

  Samuel Person, who started the business in 1967 and created the study materials, continues to manage its operations. Since May 1, 1993, Mr. Person has reduced the amount of business time devoted to managing Person/Wolinsky.

  The classes offered by the CPA Review Courses typically span 9 to 10 weeks and include 102 hours of instruction. They are usually held in the evening and/or on the weekends to allow attendance by individuals who are working full-time. The classes are attended by accountants or recent college graduates who wish to become certified public accountants and who are candidates for the uniform CPA examination. The CPA Review Courses attract prospective candidates mainly through direct mail advertising, as well as promotional efforts on college campuses. Additionally, candidates for the CPA Review Courses are recruited through contact with large public accounting firms that employ substantial numbers of potential students.

  The tuition for the CPA Review Courses currently ranges up to $1,320 and is generally collected 50% in advance of the course commencement date and 50% by the third week of the course. Most students pay this directly. Sometimes the students' employers reimburse a portion or all of the tuition costs associated with preparation for the CPA examination. The Company provides students the opportunity to finance the tuition over a period of 18 months, at interest rates currently set at 14%. The Company estimates that less than 10% of all student tuition is so financed.

  The AICPA currently has plans to significantly modify the CPA examination. Beginning May 1996 the CPA examination will be "non-disclosed." Official questions will no longer be provided after the exam has been administered except for selected samples. The AICPA is currently considering plans to offer a computerized exam by the year 2000. The Company is currently reassessing the nature in which it delivers its services to meet the upcoming changes in the CPA examination.

  The following table sets forth the approximate number of students enrolled in the CPA Review Courses and the course locations during each of the periods indicated.

                        YEARS ENDED DECEMBER 31,
                         1995     1994     1993
                        -------  -------  ------
 Number of Students...    7,500    9,800   9,400
 Number of Locations..       40       41      44

OTHER

  Prior to 1991 the Company owned a Paralegal Home-Study Course. See "Notes to Consolidated Financial Statement."

COMPETITION

  The Schools are subject to intense competition from public educational institutions in addition to a large number of other



                                Part I- Page 6
public and private companies providing postsecondary education, many of which are older, larger and have greater financial resources than the Company.

  Management believes that the courses of study offered, the School's reputation and marketing efforts are the principal factors in a student's choice to enroll in a School. Additionally, the cost of tuition and availability of its financing, the location and quality of the School's facilities and job placement assistance offered are important. The specific nature and extent of competition varies from School to School, depending on the location and type of curriculum offered. The Company competes principally through advertising and other forms of marketing, coupled with specialized curricula offered at competitive prices. Person/Wolinsky is aggressively pursuing alternate means to attract candidates in home study and other markets.

  The CPA Review Courses also are subject to intense competition. In addition to the Company, several other review courses compete on a national or multi-state basis. There is also strong local competition located in some major city markets. In certain locations, the CPA Review Courses also compete with colleges and universities which provide review classes for their students. Competition also exists in the form of home-study courses, including printed materials, audio and video tapes and computer-assisted instructional materials. The number of candidates taking the CPA exam has steadily declined over the past several years, reflecting the shrinking job market and reduced number of accounting graduates, except in 1993, which showed an increase due to anticipation of changes in the CPA exam in 1994. During 1995, it appears that competitors intensified their marketing campaigns and price discounting. Management does not believe the competitive situation is likely to change in 1996, nor can management evaluate the potential impact changes in the exam will have on the Company.

  Management believes that the quality of course materials and the program's reputation are the principal factors in a candidate's selection of the CPA Review Courses. The Company competes principally through direct mail advertising and marketing efforts on college campuses in connection with the CPA Review Courses.

EMPLOYEES

  As of February 21, 1996, the Company had approximately 689 full and part-time employees, of which approximately 371 were faculty members at its Schools. There are 262 management and administrative staff members, of which 208 are employed at the Schools, 20 are employed in the CPA Review Courses and 34 are employed at corporate headquarters. The remaining 56 employees are admissions personnel at the Company's Schools.

  Management and supervisory members of the administrative staff and administrative faculty are salaried. All other faculty and employees are paid on an hourly basis. The Company employs on both a full-time and part-time basis, as well as on a substitute/on-call basis. The Company does not have an agreement with any labor union representing its employees and has not been the subject of any union organization efforts. The CPA Review course instructors are independent contractors paid on a project basis.





           (The remainder of this page was left blank intentionally.)

















                                Part I - Page 7

ITEM 2. PROPERTIES

     The Company's corporate headquarters is located in Kansas City, Missouri. All the Schools' facilities are leased. The Company owns a building in Warren, Michigan, which previously housed a school, and has been rented since September 1992 to a third party tenant. The administrative office for the CPA Review Courses in Port Jefferson Station, New York is also leased. The review programs offered by the CPA Review Courses are generally held in temporary meeting rooms in hotels, motels and colleges under short-term rental agreements for the length of the specific program.

     The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Schools, the administrative office for the CPA Review Courses , and an agreement to provide classroom space for a CPA Review Course at Hofstra University in Hempstead and the Southgate Tower Hotel in New York City, New York as of December 31, 1995:


                                                   SQUARE
   LOCATIONS                                      FOOTAGE  EXPIRATION (1)
   ---------                                      -------  --------------
    Anaheim, CA................................   15,489       1-31-98
    North Hollywood, CA........................   12,269      12-31-96
    San Bernardino, CA.........................   16,950       9-30-98
    San Diego, CA..............................   12,244      11-21-98
    San Jose, CA...............................   10,692      11-30-96
    Denver, CO.................................   14,860       2-28-98
    Lauderdale Lakes, FL.......................   10,205       6-10-00
    Jacksonville, FL...........................   12,305       7-31-98
    Miami, FL..................................    8,000       4-30-99
    Tampa, FL..................................   14,200       1-01-97
    Kansas City, MO............................   16,000       3-01-01
    Kansas City, MO (Home Office)  (2).........    7,227      10-31-98
    Hempstead, NY (CPA Review Course) (3)......      ---      12-31-99
    New York City, NY (CPA Review Course) (3)..      ---      10-31-00
    Port Jefferson Station, NY.................    3,500       6-30-98
    Portland, OR...............................   12,972      11-03-96
    Memphis, TN................................   17,951       1-31-00
-----------


(1) Several of the leases provide renewal options, although renewals may be at increased rental rates.

(2) Does not include subleased space -- see notes to consolidated financial statements.

(3)  Lease space is based upon number of seats to be made available.

     The Company also rents various equipment under leases which are generally cancelable within 30 days.

           (The remainder of this page was left blank intentionally.)

                                Part I - Page 8

ITEM 3. LEGAL PROCEEDINGS

     The Company's Schools are sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, the DOE may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company's management such pending litigation and disputed findings are not material to the Company's financial condition or its results of operations.

     On November 19, 1992, in a suit styled Concorde Career Colleges, Inc. et al
v. Lamar Alexander, Secretary of the United States Department of Education filed in the United States District Court Western District of Missouri (Case No. 92-1064-CV-W.6), the Company initiated a suit against the DOE and, on December 23, 1992, obtained a preliminary injunction, which suspends publication of the Company's 1990 Cohort Default Rates due to apparent inaccuracies and which requires the DOE to discontinue publication of those rates. The order also requires that no substitute Cohort Default Rates for 1990 can be published by the DOE without prior approval of the court. This order remains in effect and the DOE has not sought any further hearing, nor has it taken any discovery in this matter.

     On July 16, 1993, a second injunction was issued against the DOE suspending publication of the Company's 1991 Cohort Default Rates. This order remains in effect by agreement of the DOE. Although the DOE has the right to request a further hearing on this order, it has not done so, nor has it taken any discovery in this matter. The effect of these two injunctions is to preclude the DOE from using 1990 and 1991 Cohort Default Rates as grounds to limit, suspend, or terminate the Company's eligibility for Federal Loan Programs.

     The Company is currently engaged in proceedings against the DOE challenging the 1992 and 1993 Cohort Default Rates and the rate correction regulations which the DOE adopted in 1994. The DOE's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a school's Cohort Default Rate due to improper servicing and collection, and the Company contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. If the DOE's rate correction regulations are upheld, the Company's Schools, along with many other postsecondary institutions, probably would not be able to obtain any appreciable reduction in the level of their previously published Cohort Default Rates. These proceedings may extend throughout the remainder of 1996. For more information on these regulations see Item 1, "Business -- Regulation."

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. The Company filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims were filed. The matter is still in discovery. The Company believes these suits are without merit and plans to defend against them vigorously. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Company opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in August 1995, and the Company again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Company has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues is currently ongoing, with a hearing to determine whether or not the class should be certified anticipated in the late Fall, 1996. In the meantime, all activity and progress in the other suits have been stayed. The Company will strongly oppose class certification.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                Part I - Page 9

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Company's common stock ("Common Stock") is currently traded under the symbol "CCDC" on the over-the-counter bulletin board. The following table sets forth the high and low last sale prices, or bid quotes, for the periods indicated as reported by the over-the-counter bulletin board.

1994                                         HIGH             LOW
----                                         -----           -----
First Quarter..............................  $0.15           $0.12
Second Quarter.............................  $0.55           $0.15
Third Quarter..............................  $0.25           $0.13
Fourth Quarter.............................  $0.29           $0.13

1995
-----
First Quarter..............................  $0.38           $0.25
Second Quarter.............................  $0.56           $0.38
Third Quarter..............................  $0.41           $0.38
Fourth Quarter.............................  $0.63           $0.30

        At December 31, 1995, there were 310 holders of record of the Common Stock.

        On March 12, 1996, the bid and asked price of the Company's Common Stock was $.625 and $.8125 per share, respectively.

        No cash dividends have been paid on the Common Stock and the Company does not presently intend to pay cash dividends on Common Stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

        The following data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The following selected financial data has been derived from the Company's Audited Financial Statements for the years ended 1995 through 1991.

                                                  YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------
                                         1995     1994      1993     1992       1991
                                         ----     ----      ----     ----       ----
INCOME STATEMENT DATA:                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
  Revenues.......................      $39,274  $35,032   $34,781  $ 42,648   $53,108
  Operating expenses.............       36,835   34,173    33,066    54,036    58,511
  Operating income (loss)........        2,439      859     1,715   (11,388)   (5,403)
  Interest expense...............          659    1,065     1,152     1,619     1,247
  Net income (loss)..............        1,599       (6)      413    (9,626)   (4,525)
  Earnings (loss) per share (1)..         $.18    $(.00)     $.06    $(1.38)    $(.65)

BALANCE SHEET DATA:
  Total assets...................      $30,820  $30,477   $30,173  $ 36,664   $44,762
  Long-term debt (2).............        4,066    3,954    10,385    12,281    13,818
  Stockholders' equity...........        6,674    5,075     2,081     1,668    11,294

                                Part II - Page 1


(CONTINUED)                                           DECEMBER 31,
                                      --------------------------------------------
                                      1995     1994      1993      1992      1991
                                      -----    -----     -----    ------    ------
OTHER DATA:
  Number of locations (3):
     Health Vocation................     13       13        15        15        19
     Travel Service and Other.......                         1         1         2
                                      -----    -----     -----    ------    ------
       Total........................     13       13        16        16        21

    Net enrollments (3).............  7,121    6,701     6,532    10,400    14,154


(1) See Note 8 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

(2) Consists of long term debt and debt due to related party -- see Note 6 of Notes to Consolidated Financial Statements.

(3) "Net enrollments" are student enrollments net of cancellations prior to commencement of the program. The table does not include data for the CPA Review Courses or for the Paralegal Home Study Courses.









          (The remainder of this page was left blank intentionally.)










                               Part II - Page 2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table presents the revenue for each category of School and CPA Review Courses for the periods indicated.


                                             YEARS ENDED DECEMBER 31,
                                            -------------------------
                                                  (IN THOUSANDS)
                                             1995     1994      1993
                                            -------  -------  -------
Health Vocational and Computer Programs..   $36,360  $31,169  $30,564
CPA Review Courses.......................     2,914    3,572    3,376
Travel Service Program...................                291      841
                                            -------  -------  -------
    Total................................   $39,274  $35,032  $34,781
                                            =======  =======  =======

  The following table presents the relative percentage of revenues derived from each category of School and CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenues for the periods indicated.


                                             YEARS ENDED DECEMBER 31,
                                            -------------------------
                                             1995     1994      1993
                                            -------  -------  -------
Health Vocational and Computer Programs..    92.6%    89.0%     87.9%
CPA Review Courses.......................     7.4     10.2       9.7
Travel Service Program...................              0.8       2.4
                                            -----    -----     -----
    Total................................   100.0    100.0     100.0
Operating expenses:
  Payroll................................    45.1     45.0      45.7
  Occupancy..............................    13.2     15.5      12.7
  Material and supplies..................     9.3      9.4       7.4
  Advertising............................     7.2      7.4       8.2
  Other general and administrative.......    15.0     15.0      11.2
  Provision for uncollectible accounts...     4.0      5.2       9.9
                                            -----    -----     -----
    Total................................    93.8     97.5      95.1
Operating income.........................     6.2      2.5       4.9
Interest expense.........................     1.7      3.1       3.3
                                            -----    -----     -----
Income (loss) before income tax..........     4.5     (0.6)      1.6
Provision (benefit) for income tax.......     0.5     (0.6)      0.4
                                            -----    -----     -----
Net income (loss)........................     4.0%    (0.0)%     1.2%
                                            =====    =====     =====




            (The remainder of this page was left blank intentionally.)

                                Part II - Page 3

CURRENT TRENDS AND RECENT EVENTS

  Management intends to continue its strategy of upgrading the quality of the students enrolled in the Schools in order to insure better retention and placement rates and to reduce default rates. Payroll cost is the Company's primary expense. As the Company continues to strengthen its staff and increase program offerings in the future, especially more technical programs, this expense will continue to increase. Beginning with the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding. In addition to seeking alternative sources of financing for its students, the Company's Schools began financing a larger portion of student tuition with promissory notes. Management cannot predict the factors, if any, that may change the present student loan lending climate for the Company or the impact of an increase in Company funding of student tuition.

  During the fourth quarter of 1995 the Company realized a onetime benefit when it eliminated a $315,000 reserve for bad debt. This reserve was established in 1994 for refunds made during 1994. Lawsuits were filed by other proprietary schools against the DOE relating to "unpaid charges" in refund calculations. These lawsuits were settled in the fourth quarter of 1995 and management believes no liability currently exists relating to this matter.

  Each year from 1991 through 1993, total enrollment in the Schools declined.
In 1993, management announced it intended to sell or close any School that does not fit its strategy to concentrate on programs in the field of allied health education or has no future as a viable contributor to the Company. During 1994, the Company closed its Health Vocation Schools at Van Nuys, California and Minneapolis, Minnesota and sold the Travel Operations School in Santa Ana, California. Even with these actions total student population increased in 1995 compared to 1994. The Schools in San Bernardino and San Diego, California moved to more attractive locations in 1994. Although increasing student population is a goal of the Company, the Company does not believe the increase reflects a significant change in the competitive situation, nor does it reflect a significant increase in demand for the Schools' services. The Company has no current plan to reduce further its number of Schools in operation. Management of the Company currently believes that it can maintain its profitability and cash position as long as there is no disruption in the Company's participation in the Title IV student financial assistance programs or other unanticipated set-backs. However, the Company cannot predict the activities which may or may not occur in the uncertain regulatory environment in which the proprietary vocational training School industry operates. See Item 1, "Business -- Financing Student Education," and "Business -- Regulation." In addition, the CPA Review Course market has been disrupted by several factors, including an extremely competitive environment. This situation is not expected to improve in the near future. See Item 1, "Business -- CPA Review Course" and
"-- Competition."

OPERATING RESULTS

1995 COMPARED  TO 1994

  Net income increased $1,605,000 to $1,599,000 for the twelve months ended December 31, 1995 compared to a net loss of $6,000 in 1994. After considering the cumulative preferred stock dividends (not declared) in 1995 the results would be a net income available to common shareholders of $1,351,000 for the year ended December 31, 1995. For a description of the Preferred Stock see "-- Liquidity and Capital Resources."

  Total revenue increased 12.1% or $4,242,000, to $39,274,000 from $35,032,000 in 1994.

  The 1994 revenue includes $1,135,000 for three Schools closed or sold during 1994. Revenue for the CPA Review Course decreased 18.4% or $658,000 in 1995 to $2,914,000 from $3,572,000 in 1994. This decrease is the result of a non-recurring enrollment increase in the 1994 Spring session and downward market conditions in 1995. Revenue from the 13 Schools increased 20.2% or $6,066,000 in 1995 as compared to 1994. This increase was the result of enrollment increases coupled with a modest price increase.

  Total operating expenses increased 7.8% or $2,662,000, to $36,835,000 in 1995 from $34,173,000 in 1994.

  PAYROLL - Increased 12.5% or $1,966,000 to $17,725,000 in 1995 from
$15,759,000 in 1994. The Company has added additional staff as enrollments increased. In addition, the Company continues to upgrade the quality of the staff and faculty.

  OCCUPANCY - Decreased 4.4% or $237,000 to $5,197,000 in 1995 from $5,434,000 in 1994. The decrease is primarily due to the closing and sale of three Schools during 1994.

                               Part II - Page 4

  MATERIALS AND SUPPLIES - Increased 10.4% or $342,000 to $3,637,000 in 1995 from $3,295,000 in 1994. Textbook expense has increased as curriculum is continually updated and improved.

  ADVERTISING - Increased 7.7% or $202,000 to $2,820,000 in 1995 from $2,618,000 in 1994. The increase is primarily due to increased advertising, not the mix or cost of advertising.

  OTHER GENERAL AND ADMINISTRATIVE EXPENSES - Increased 11.8% or $620,000 to $5,879,000 in 1995 from $5,259,000 in 1994. A $249,000 loss due to the revaluation of assets relating to the closing of the Minnesota School was incurred in 1994. A provision of $282,000 was established in the first quarter of 1995 when the Company was informed that its Lauderdale Lakes, Florida School will be required to refund Title IV funds to government agencies. Those funds had been previously disbursed to the School's students. In the fourth quarter of 1995 the Company reevaluated the carrying amount of the intangibles for its San Jose, California school, resulting in additional amortization expense of $95,000 in 1995. Group health insurance increased $247,000 due to increased Company contribution to the Health Care Plan. Outside services increased $326,000 as the Company increased its utilization of an outside servicer for Default Management. In addition, decreases in professional fees were somewhat offset by increased office and general corporate expense.

  PROVISION FOR UNCOLLECTIBLE ACCOUNTS - Decreased 12.8% or $231,000 to $1,577,000 from $1,808,000 in 1994. In the fourth quarter of 1995 a favorable adjustment of $315,000 to the bad debt reserve was made as a result of favorable litigation against the DOE brought by other plaintiffs in this industry. This adjustment reverses reserves established during 1994 relating to refund calculation made during 1994. The 1994 provision was favorably impacted by the recovery of approximately $495,000 of previously written off accounts. See
"-- Liquidity and Capital Resources."

  INTEREST EXPENSE - Decreased 38.1% or $406,000 to $659,000 in 1995 from $1,065,000 in 1994. This decrease is due to the reduction in debt and the related debt expense. Debt was reduced in part by conversion of $3,000,000 debt to equity in 1994. See "-- Liquidity and Capital Resources."

  PROVISION FOR INCOME TAXES - The Company recorded a tax provision of $181,000 in 1995 as compared to a tax benefit of $200,000 in 1994. The effective rate in 1995 was 10.2% as compared to 97.1% in 1994. During 1995, the Company reduced the valuation allowance related to deferred tax assets by $360,000. A valuation allowance of $667,000 remains against the portion of deferred tax assets that, using a more likely than not criteria, may not be realizable. Future evaluation of the valuation allowance may increase or decrease the overall provision for income taxes.

1994 COMPARED TO 1993

  The Company incurred a net loss of $6,000 for 1994 compared to a net income of $413,000 in 1993. After considering the cumulative preferred stock dividends (not declared), in 1994 the results would be a net loss to common shareholders of $36,000 for the year ended December 31, 1994.

  Total revenue increased by 0.7 percent, or $251,000, to $35,032,000 in 1994 from $34,781,000 in 1993. The closure of two Schools and the sale of a third School during 1994 resulted in a decrease in revenues of $2,165,000. Revenue for the CPA Review Course increased 5.8% or $196,000 to $3,572,000 in 1994 from $3,376,000 in 1993. This increase was a result of a non-recurring enrollment increase in the Spring session. Revenue from the remaining 13 Schools increased 8.2% or $2,220,000 in 1994 as compared to 1993. This increase was a result of increased enrollments. The three Schools closed or sold in 1994 had a combined operating loss before corporate allocations of $1,009,000.

  Total operating expenses increased 3.3% or $1,077,000, to $34,173,000 in 1994 from $33,066,000 in 1993.

  PAYROLL - Decreased 0.9% or $136,000 to $15,759,000 in 1994 from $15,895,000 in 1993. Decreased payroll expenses from the closure of two Schools and the sale of a third School were offset by increasing costs as the Company continued to upgrade the quality of the staff and faculty.

  OCCUPANCY - Increased 23.5% or $1,034,000 to $5,434,000 in 1994 as compared to $4,400,000 in 1993. The principal reason for this change relates to a credit in 1993. Four Schools were closed during 1992 and the Company recognized approximately $1,051,000 of future lease costs. During 1993 a credit to expenses of approximately $970,000 was recorded when settlement was

                                Part II - Page 5
made for these leases for less than the amount accrued. In December 1993, an expense of $150,000 was recognized to revalue fixed assets based on the sale of assets of the Travel Operations School.

  MATERIALS AND SUPPLIES - Increased by 28.2% or $725,000 to $3,295,000 in 1994 from $2,570,000 in 1993. A non recurring credit of $349,000 was taken in 1993. Also textbooks expense has increased as curriculum has been updated and improved. Uniform expense increased in 1994 due to additional uniforms being provided to students.

  ADVERTISING - Decreased 7.9% or $224,000 to $2,618,000 in 1994 as compared to $2,842,000 in 1993. This decrease is directly attributable to the closing of two Schools and the sale of a third School.

  OTHER GENERAL AND ADMINISTRATIVE EXPENSES - Increased 34.7% or $1,354,000 to $5,259,000 in 1994 as compared to $3,905,000 in 1993. In 1993 a one time reduction of $500,000 was taken in accrued legal and accounting fees. Also a $249,000 loss due to the revaluation of assets relating to the closing of the Minnesota School was incurred in 1994. The Company participates in a the Supplemental Educational Opportunity Grant ("SEOG") and the Federal Perkins Loan programs in which it matches a portion of the awarded amount. Due to a change in the timing and matching percentage an additional expense of $157,000 was recognized in 1994. Increases in equipment repair and maintenance, employee procurement expense, and dues and subscriptions accounted for much of the remaining increase.

  PROVISION FOR UNCOLLECTIBLE ACCOUNTS - Decreased by 47.7% or $1,646,000 to $1,808,000 in 1994 from $3,454,000 in 1993. The reason for this decrease was that during 1992 the Company financed a substantial portion of student tuition through promissory notes because many of its school were without loan lending banks for much of the year. The losses relating to these notes were generally recognized in 1992 but continued into 1993. Improved collection efforts, higher admission standards, and availability of lenders during 1993 and 1994 led to the reduction in the provision.

  In 1994 and 1993 the provision was also impacted by the recovery of approximately $495,000 and $559,000, respectively, of previously written-off accounts. See "-- Liquidity and Capital Resources."

  INTEREST EXPENSE - Decreased by 7.6% or $87,000 to $1,065,000 in 1994 from $1,152,000 in 1993. This decrease is due to the reduction in debt and the related interest expense.

  PROVISION FOR INCOME TAXES - The Company recorded a tax benefit in 1994 of $200,000. This benefit is a result of evaluating the Company's needs as it relates to provision for assessment of taxes. This benefit resulted in a 97.1 percent effective rate in 1994 as compared to 27 percent in 1993. Future evaluation of the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor a Junior Secured Debenture (the "Debenture") in the principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Although interest on the Debenture accrues from October 30, 1992, no principal or interest is to be paid until June 30, 1996. The entire balance of the Debenture is due July 31, 1997. In addition to compounded quarterly interest, initially at 1% over the effective rate charged by the Company's bank lender, at July 31, 1997 CenCor is entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeds $3,500,000. Market capitalization is the total common shares of the Company multiplied by the highest average share price (high-bid) for any period of 30 consecutive trading days between January 1, 1997 and June 30, 1997. At December 31, 1995 this payment was accrued and would have been valued at $1,000. As the Company's average stock price increases the payment due increases. (See the table below.) In the future Management will continue to accrue an estimate of the payment based on the average stock price. Other terms of the Agreement are substantially equivalent to the terms of the Company's secured bank debt agreement.

                               Part II - Page 6

  The table below reflects the payment due CenCor at July 31, 1997 if the average high-bid stock price reaches the stated levels:


STOCK PRICE    PAYMENT DUE
-------------  -----------
   $ .50        $     - 0-
     .75           429,000
    1.00           864,000
    1.50         1,733,000
    2.00         2,603,000

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

      Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Cumulative Preferred Stock ("the Preferred Stock"). The Preferred Stock, $.10 par value, has a per share liquidation preference of $10.00. Cumulative quarterly dividends accrue at a rate equal to 73% of the then current interest rate on the Debenture. The dividends accumulate until such time as the Debenture has been repaid in full which is currently scheduled for July 31, 1997. At such time, the accumulated quarterly dividends will be paid ratably over the ensuing 12 fiscal quarters. The Preferred Stock has no mandatory redemption date but the Company may redeem the Preferred Stock, in whole or in part, at any time, at liquidation value plus accrued cumulative dividends. The exchange reduced long-term debt and increased the equity of the Company by $3,000,000. By virtue of the reduced debt, interest will be reduced in future periods which will improve income before taxes, but the Company will incur non-deductible dividends on the preferred shares. In addition, the Company assigned to CenCor additional accounts and notes receivable with a face value of approximately $15,000,000 that had been charged-off by the Company in the normal course of business. This assignment was on terms and conditions similar to those set forth in the December 31, 1993 amendment, and discharged approximately $495,000 of interest, which represents the amount of interest that accrued on the Debenture through December 31, 1994. Management believes that the amount of receivables assigned to CenCor in 1994 and 1993 were reflective of the estimated collectibility of the related receivables.

      Additionally, the Company negotiated a restructuring of its secured bank debt as of April 30, 1993. This debt was due on March 1, 1993 in the amount of $8,892,000. The restructured agreement converted the debt to a term loan due on January 3, 1996, with stipulated monthly payment amounts. Additional payments were tied to income tax refunds already received and future sales of specific assets. A portion of the 1993 maturities on the Company's bank term loan were funded from income tax refunds which were not available in 1994. Effective September 1, 1994 the Company negotiated a modification of the payment schedule of its secured bank debt without extending its maturity. In 1995, $3,171,000 of payments were made on the bank term loan. These payments were funded by using approximately $257,000 of the December 31, 1994 cash balance and by using $2,914,000 of cash flows from operating activities. The Company anticipates future loan payments will be made from cash flows from operating activities as the Company continues to collect its accounts receivable more effectively and has eliminated negative cash flows relating to the three schools closed or sold in 1994. The balance of this bank debt was $1,343,000 at December 31, 1995. In addition, effective November 1, 1995 the Company negotiated a restructuring of the maturity of its secured bank debt. The remaining $1,343,000 balance is due January 3, 1997, but may be prepaid without penalty in 1996.

      Net cash provided by operating activities increased from $1,850,000 in 1994 to $5,842,000 in 1995. Income tax refunds were $434,000 in 1994, while no tax refunds were received in 1995. Deferred student tuition increased in 1995 by $842,000 compared to an increase of $2,604,000 in 1994. The increased cash flow is directly attributed to more profitable operations and collection of receivables. Net receivables before bad debt charge off increased $948,000 in 1995 compared to $3,838,000 in 1994.

      Capital expenditures in 1995 were $558,000 compared to $331,000 in 1994. For both years, expenditures were primarily for additional classroom equipment. During 1995 the Company obtained waivers of debt agreement covenants which had limited capital expenditures to $500,000 per year. Financing activities, consisting of debt payments, consumed $3,171,000 in 1995 compared to $2,059,000 in 1994.

                               Part II - Page 7

      During 1991 and 1992 the Company financed a substantial portion of student tuition through promissory notes when many of its Schools were without student lending banks for Title IV loans. During and since 1993, the Company had lending banks or lender of last resort access for all its Schools. As a result, bad debt expense had been substantially reduced, and the ratio of current to long-term, net accounts and notes receivable had improved from 81% in 1993 to 91% in 1994. During 1995 the Company instituted a plan to decrease its reliance on Title IV funding. During the fourth quarter of 1995 the Company increased the number of promissory notes it issued to students. As a result the ratio of current to long term net accounts and notes receivable decreased to 88% in 1995. As the Company continues to decrease its reliance on Title IV funding the provision for bad debt expense may increase and cash from operations may be temporarily reduced. See " -- Current Trends and Recent Events.".

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

CONTINGENCIES

      The Company is disputing a DOE program review finding concerning "pro rata" refunds of certain monies to or on behalf of certain withdrawing students in the Denver School who received Title IV funds. On February 7, 1996, an Administrative Law Judge for this case decided against the Company and upheld the Company's obligation to refund such monies which is not a material amount. The issue is currently on appeal to the Secretary of Education. The review finding affects the Company's Denver, Colorado location but may also affect the Company's other Schools.

      During 1994 the DOE performed a program review at the Company's Jacksonville, Florida School. As a result of the program review, the DOE reported a preliminary finding of differences between the academic program of study as listed in the School's catalog and the programs of study actually provided to students. No specific liability has been proposed as a result of this preliminary finding, but the DOE's report stated that the School would be liable for certain "second and subsequent payments" made to students who did not complete the program of study. Management believes that the preliminary finding is in error. The Company vigorously contested this preliminary finding and submitted information supporting its position. The program reviewer is still considering this issue and has not yet issued a final report. This finding (if made) also will be applicable to the Company's other Florida Schools.

      During July 1993, former students of the Jacksonville, Florida School filed lawsuits against the school, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. (See Item 3, "Legal Proceedings.")

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

      In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the DOE alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The DOE gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the DOE discontinued disbursing student financial assistance funds. The amount being claimed by DOE is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for DOE and offered to settle all claims of DOE for the $9,828 on deposit in the SCI bank account. As of March 15, 1996, neither SCI nor its counsel has received a response to the settlement offer.

      Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to DOE. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of March 15, 1996, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

                                Part II - Page 8

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

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") during 1995. SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. Under SFAS 121, events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition; if the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. Adoption of SFAS 121 is mandatory for the Company in first quarter 1996. The adoption of SFAS 121 is not expected to have a material impact on the Company.

      FASB also issued Statement 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. SFAS 123 allows companies to continue under the current approach set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") for recognizing stock-based expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. If a company elects to retain the current method under APB 25, pro forma disclosures of net income and earnings per share as if they had adopted the fair value accounting method under SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company intends to retain the current accounting approach under APB 25, and will present the applicable pro forma disclosures in the notes to consolidated financial statements for the year ended December 31, 1996 pursuant to the requirements of SFAS 123.



            (The remainder of this page was left blank intentionally.)

                                Part II - Page 9

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Concorde Career Colleges, Inc. and Subsidiaries:

Reports of Independent Accountants............................................................. II-11-12

Consolidated Balance Sheet--December 31, 1995 and 1994.........................................    II-13

Consolidated Statement of Operations--For the Three Years in the Period
  Ended December 31, 1995......................................................................    II-14

Consolidated Statement of Cash Flows--For the Three Years in the Period
 Ended December 31, 1995.......................................................................    II-15

Consolidated Statement of Changes In Stockholders' Equity--For the Three Years in the Period
 Ended December 31, 1995.......................................................................    II-16

Notes to Consolidated Financial Statements--For the Three Years in the Period
 Ended December 31, 1995....................................................................... II-17-27

Consent of Independent Accountants............................................................. II-28-29




            (The remainder of this page was left blank intentionally.)


                               Part II - Page 10

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Concorde Career Colleges, Inc., and Subsidiaries:

          In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Concorde Career Colleges, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Kansas City, Missouri
March 15, 1996


                               Part II - Page 11

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Concorde Career Colleges, Inc., and Subsidiaries:

          We have audited the accompanying statements of income, stockholder's equity and cash flows of Concorde Career Colleges, Inc. (a Delaware corporation), and Subsidiaries for the year ended December 31, 1993. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Concorde Career Colleges, Inc., and Subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Item 14 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP



  Kansas City, Missouri
  April 7, 1994

                               Part II - Page 12

                 CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET

                            DECEMBER 31, 1995 AND 1994

                                      ASSETS

                                                                                     1995                 1994
                                                                                   --------             --------
CURRENT ASSETS:

    Cash and cash equivalents..............................................       $ 3,295,000          $ 1,182,000
    Refundable income taxes................................................                                151,000
    Net receivables (Note 3)...............................................        18,849,000           20,038,000
    Supplies and prepaid expenses..........................................           914,000            1,194,000
    Deferred income taxes (Note 7).........................................           170,000
                                                                                   ----------           ----------
         Total current assets..............................................        23,228,000           22,565,000

NET FIXED ASSETS (Note 4)..................................................         3,220,000            3,670,000

NET INTANGIBLE ASSETS (Note 2).............................................         1,847,000            2,199,000

NET NOTES RECEIVABLE AND Other assets (Note 3).............................         2,525,000            2,043,000
                                                                                   ----------           ----------
TOTAL ASSETS...............................................................       $30,820,000          $30,477,000
                                                                                  ===========          ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     1995                 1994
                                                                                   --------             --------
CURRENT LIABILITIES:

    Deferred student tuition...............................................       $15,248,000          $14,349,000
    Current debt maturities (Note 6).......................................           215,000            3,150,000
    Accounts payable and other accrued liabilities (Note 5)................         3,847,000            3,153,000
                                                                                   ----------            ---------
         Total current liabilities.........................................        19,310,000           20,652,000

LONG TERM DEBT (Note 6)....................................................         1,343,000            1,343,000

OTHER LONG-TERM LIABILITIES................................................            80,000               57,000

DEFERRED INCOME TAXES (Note 7).............................................           690,000              739,000

SUBORDINATED DEBT DUE TO RELATED PARTY (Note 6)............................         2,723,000            2,611,000

COMMITMENTS AND CONTINGENCIES (NOTES 4, 6, 8, and 10)

STOCKHOLDERS' EQUITY (Notes 6 and 8):
    Preferred stock, $.10 par  value, 600,000 shares
      authorized shares issued and outstanding.............................            30,000               30,000
    Common stock, $.10 par value, 19,400,000 shares authorized,
      6,978,976 shares issued and outstanding..............................           698,000              698,000

    Capital in excess of par...............................................         8,128,000            8,128,000

    Accumulated deficit....................................................        (2,121,000)          (3,720,000)

    Less-treasury stock, 26,800 shares, at cost............................           (61,000)             (61,000)
                                                                                   ----------           ----------
         Total stockholders' equity........................................         6,674,000            5,075,000
                                                                                   ----------           ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................        $30,820,000          $30,477,000
                                                                                   ===========          ===========

  The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 13

                 CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995


                                                                                YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                        1995              1994             1993
                                                                  ----------------  ----------------  --------------
STUDENT TUITION AND OTHER REVENUE (Note 2).......................    $39,274,000       $35,032,000      $34,781,000
                                                                     -----------       -----------      -----------

OPERATING EXPENSES:
    Payroll costs................................................     17,725,000        15,759,000      15,895,000
    Occupancy (Note 4)...........................................      5,197,000         5,434,000       4,400,000
    Instructional materials and supplies.........................      3,637,000         3,295,000       2,570,000
    Advertising..................................................      2,820,000         2,618,000       2,842,000
    Other general and administrative.............................      5,879,000         5,259,000       3,905,000
    Provision for uncollectible accounts.........................      1,577,000         1,808,000       3,454,000
                                                                     -----------       -----------     -----------
                                                                      36,835,000        34,173,000      33,066,000
                                                                     -----------       -----------     -----------


OPERATING INCOME.................................................      2,439,000           859,000       1,715,000

INTEREST EXPENSE (Note 6 ).......................................        659,000         1,065,000       1,152,000
                                                                     -----------       -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES................................      1,780,000          (206,000)        563,000

PROVISION FOR (BENEFIT OF) INCOME TAXES (Note 7).................        181,000          (200,000)        150,000
                                                                     -----------       -----------     -----------

NET INCOME (LOSS)................................................    $ 1,599,000       $    (6,000)    $   413,000
                                                                     ===========       ===========     ===========

EARNINGS (LOSS) PER WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARE AVAILABLE TO COMMON
  SHAREHOLDERS (Note 8)..........................................    $       .18       $      (.00)    $       .06
                                                                     ===========       ===========     ===========





 The accompanying notes are an integral part of these consolidated statements.




          (The remainder of this page was left blank intentionally.)


                               Part II - Page 14

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1995          1994          1993
                                                                           ----------    ----------    ----------
CASH FLOWS -- OPERATING ACTIVITIES:

 Net income (loss)......................................................   $1,599,000    $   (6,000)   $  413,000
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities--
  Depreciation and amortization.........................................    1,410,000     1,299,000     2,039,000
 Provision for uncollectible accounts...................................    1,577,000     1,808,000     3,454,000
 Change in assets and liabilities, net of effects
  from dispositions--
  (Increase) decrease in refundable income taxes........................      151,000       252,000     5,132,000
  (Increase) in receivables, net........................................     (948,000)   (3,838,000)   (2,294,000)
  Increase (decrease) in deferred student tuition.......................      842,000     2,604,000    (1,985,000)
  Other changes in assets and liabilities, net..........................    1,854,000      (155,000)   (3,141,000)
  Decrease in deferred income taxes.....................................     (643,000)     (114,000)
                                                                           ----------    ----------    ----------
    Total adjustments...................................................    4,243,000     1,856,000     3,205,000
                                                                           ----------    ----------    ----------
    Net.................................................................    5,842,000     1,850,000     3,618,000
                                                                           ----------    ----------    ----------
CASH FLOWS -- INVESTING ACTIVITIES:
 Proceeds from sale of school assets....................................                     59,000
 Capital expenditures...................................................     (558,000)     (331,000)     (280,000)
                                                                           ----------    ----------    ----------
    Net.................................................................     (558,000)     (272,000)     (280,000)
                                                                           ----------    ----------    ----------
CASH FLOWS -- FINANCING ACTIVITIES:
 Principal payments on term notes.......................................   (3,171,000)   (2,059,000)   (2,360,000)
 Increase in long-term debt.............................................                                  189,000
                                                                           ----------    ----------    ----------
    Net.................................................................   (3,171,000)   (2,059,000)   (2,171,000)
                                                                           ----------    ----------    ----------
NET.....................................................................    2,113,000      (481,000)    1,167,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................    1,182,000     1,663,000       496,000
                                                                           ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................   $3,295,000    $1,182,000    $1,663,000
                                                                           ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 1)

CASH PAID DURING THE YEAR FOR:
 Interest...............................................................   $  297,000    $  493,000    $  855,000
 Income taxes...........................................................      189,000       337,000     1,574,000

CASH RECEIVED DURING THE YEAR FOR:
 Interest...............................................................   $  331,000    $  423,000    $  585,000
 Income tax refunds.....................................................                    434,000     5,076,000

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 15

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE YEARS IN THE PERIOD ENDED
                               DECEMBER 31, 1995

                                                                                       CAPITAL
                                                          PREFERRED      COMMON       IN EXCESS       ACCUMULATED      TREASURY
                                                            STOCK        STOCK         OF PAR           DEFICIT         STOCK
                                                          ---------     --------      ----------      -----------      --------

BALANCE December 31, 1992...............................   $            $698,000      $5,158,000      $(4,127,000)     $(61,000)
   Net income...........................................                                                  413,000
                                                           -------      --------      ----------      -----------      --------

BALANCE, December 31, 1993..............................                 698,000       5,158,000       (3,714,000)      (61,000)
   Preferred stock issued...............................    30,000                     2,970,000
   Net loss.............................................                                                   (6,000)
                                                           -------      --------      ----------      -----------      --------

BALANCE, December 31, 1994..............................    30,000       698,000       8,128,000       (3,720,000)      (61,000)
   Net income...........................................                                                1,599,000
                                                           -------      --------      ----------      -----------      --------
BALANCE, December 31, 1995..............................   $30,000      $698,000      $8,128,000      $(2,121,000)     $(61,000)
                                                           =======      ========      ==========      ===========      ========

 The accompanying notes are an integral part of these consolidated statements.

          (The remainder of this page was left blank intentionally.)

                               Part II - Page 16

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

1. BASIS OF PRESENTATION AND TRANSACTIONS WITH CENCOR, INC.:

Basis of Presentation

     Concorde Career Colleges, Inc. ("Concorde"), and Subsidiaries (the "Company") owns and operates proprietary, post-secondary schools which offer career training designed to provide primarily entry-level skills readily needed in certain of the major service industries. The Company's schools offer vocational training programs primarily in the allied health field in six states, California, Colorado, Florida, Missouri, Oregon, and Tennessee. The Company also offers review courses for the Certified Public Accountants ("CPA") Examination which accounted for 7.4% of the Company's revenues for the year ended December 31, 1995. Prior to March 31, 1988, the Company was a division of CenCor, Inc. (CenCor). Assets acquired from CenCor and liabilities assumed were reflected at the predecessor division's historical cost.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Concorde and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Transactions with CenCor, Inc.

     The Chairman of the Company is also the Chairman of CenCor. Prior to July 1992 certain corporate, general and administrative expenses were allocated from CenCor to the Company. These allocations were made in accordance with an agreement between CenCor and Concorde based upon the estimated amount attributable to Concorde. Balances due under the agreement were settled monthly. Management believes the allocations were reasonable and approximate the costs of services had they been obtained from unaffiliated parties. As reflected in Note 6, during 1993 the Company agreed to settle balances owed CenCor through issuance of a note payable of $189,000.

     As part of the capitalization of Concorde, CenCor allocated $6,500,000 of its subordinated notes to Concorde. On October 30, 1992, the Company issued CenCor a junior subordinated debenture (the "Debenture") in the principal amount of $5,422,000 in consideration for the Company's release from all obligations under the subordinated notes, representing the principal amount of the assumed notes plus accrued interest. Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Cumulative Preferred Stock (the "Preferred Stock"). Pursuant to 1993 and 1994 amendments to the Debenture, Concorde has agreed to pay accrued interest on the note through December 31, 1994, by conveying certain receivables to CenCor (Note
6).

     The Company under an agreement effective October 1995 subleases space to CenCor. The agreement expires October 1998. The Company and CenCor do not allocate charges to each other, otherwise share expenses, or have balances owing to each other except as stated in Note 6.

     Person/Wolinsky Associates, Inc., Concorde's subsidiary which offers CPA review courses, financed a portion of its student tuition through Century Acceptance Corporation ("Century"), which was a wholly owned subsidiary of CenCor. Person/Wolinsky guaranteed repayment of the loans in the event of default. During 1995, 1994, and 1993 Person/Wolinsky paid approximately $14,000, $17,500, and $18,000, respectively, on such guarantees. As of December 31, 1994, and 1993, Century had approximately $296,000, and $354,000, respectively, of installment receivables from students of the CPA review courses. This agreement was terminated in June 1995, when CenCor sold Century.

                               Part II - Page 17

Non Cash Investment and Financing

     Pursuant to a December 1993 amendment to the CenCor note indenture, the Company assigned to CenCor approximately $8,400,000 of accounts and notes receivable, all of which had been charged off by the Company in the normal course of business, and thereby discharged all interest accrued of approximately $559,000 on the CenCor debentures through December 31, 1993.

     Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of the Preferred Stock. In addition, the Company assigned to CenCor additional accounts and notes receivable with a face value of approximately $15,000,000 that had been charged-off by the Company in the normal course of business. This assignment was on terms and conditions similar to those set forth in the December 31, 1993 amendment, and discharged approximately $495,000 of interest, which represented the amount of interest accrued through December 31, 1994. (Note 6)


2. SUMMARY OF ACCOUNTING POLICIES:

Recognition of Revenue

     Most students enrolled at schools, subject to curriculum accreditation, utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. Management estimates that 83 percent of its cash receipts were derived from funds obtained by students through Title IV programs and 17 percent were derived from state sponsored student financial aid programs and cash received from students and other sources.

     A portion of tuition income of the career training schools is recognized in the month a student begins attending classes, in order to offset the costs incurred in obtaining new students. The remaining tuition income is deferred and recognized over the term of the program.

     The Company charges earnings for the amount of estimated uncollectible accounts based upon current collection trends. However, unpaid balances are charged off no later than 180 days after the student withdraws or graduates from the School and/or ceases to make payments. Efforts to collect such accounts do not cease at the time when the amount is charged off. Internal collection efforts, as well as outside professional services, are used to pursue collection of delinquent accounts. Most accounts that are charged off are conveyed to CenCor as substitutes for accounts previously assigned under terms of Agreement dated December 1993 and November 1994 (see Note 6).

     All student recruitment costs are expensed as incurred.

Cash and Cash Equivalents

     Cash and cash equivalents are those items with a maturity of three months or less. Generally cash equivalents are represented by money market funds or treasury bills which are carried at cost which approximates fair value, on the Company's balance sheet.

Receivables and Notes Receivables

     During 1992 and 1991, as a result of many lending institutions discontinuing student loan lending for vocational training schools, the Company financed certain students' tuition, generally under terms comparable to federal loan programs previously available to students. During and since 1993 the Company had lending institutions or lenders of last resort access at all of its Schools. The Company continues to finance a portion of certain students' tuition not covered by student financial aid programs. Promissory notes issued by the Company's Schools for student tuition are generally due over 60 months, most bearing interest of 7 to 12 percent. Payments are generally scheduled to commence 30 days after program completion.

     Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates. It is not practicable to determine the fair value of notes receivable without incurring excessive costs. The Company has no quoted market prices or dealer quotes to compare similar loans made to borrowers with similar credit ratings. In addition, the Company cannot readily establish a pattern of future cash flows to estimate fair value. However, management believes that the carrying amounts (net of allowance for doubtful accounts) recorded at December 31, 1995 are not impaired and are not materially different from their corresponding fair values.

                               Part II - Page 18

     Beginning with the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding. In addition to seeking alternative sources of financing for its students, the Company's Schools began financing a portion of the tuition for most students with promissory notes, with terms similar to those listed above, except that payments are generally scheduled to commence 30 days after students start their program of study.

Depreciation and Amortization

     Furniture and equipment, and buildings are depreciated over the estimated useful lives of the assets (3 to 10 years for furniture and equipment and 30 years for buildings) using the straight-line method. Leasehold improvements are amortized over the terms of the related leases.

     Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. The costs and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is recognized in the year of disposal.

Acquisitions

     All acquisitions have been accounted for by the purchase method, under which a portion of the purchase price is assigned to net tangible assets acquired to the extent of their estimated values. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The excess of the purchase price over net tangible assets acquired is being charged to income over 5 to 40 years. The average amortization period remaining at December 31, 1995, was eight years. The total amount of amortization charged to income was $352,000 in 1995, $323,000 in 1994, and $845,000 in 1993.

                                                                                        1995         1994
                                                                                     -----------  -----------
  COSTS IN EXCESS OF NET TANGIBLE ASSETS OF BUSINESS ACQUIRED:
    Goodwill.......................................................................  $ 1,656,000  $ 1,656,000
    Intangible Assets..............................................................    2,782,000    3,703,000
                                                                                     -----------  -----------
      Total Intangible Assets......................................................    4,438,000    5,359,000
    Less Accumulated Amortization..................................................    2,591,000    3,160,000
                                                                                     -----------  -----------
      Net Intangibles..............................................................  $ 1,847,000  $ 2,199,000
                                                                                     ===========  ===========

3. RECEIVABLES, NOTES RECEIVABLES, AND OTHER ASSETS:

Receivables consist of the following at December 31:                       1995         1994         1993
                                                                        -----------  -----------  -----------
  Student.............................................................  $17,055,000  $20,412,000  $15,986,000
  Notes Receivable....................................................    3,188,000    2,117,000    1,471,000
  Allowance for Uncollectible Accounts................................   (1,394,000)  (2,491,000)  (1,272,000)
                                                                        -----------  -----------  -----------
  Receivables.........................................................  $18,849,000  $20,038,000  $16,185,000
                                                                        ===========  ===========  ===========

Changes in the allowance for uncollectible accounts were as follows for the year ended December 31:

  Beginning Balance...................................................  $ 2,491,000  $ 1,272,000  $   937,000
  Provision for Uncollectible Accounts................................      158,000      994,000    2,936,000
  Recoveries..........................................................                   469,000       99,000
  Charge offs.........................................................   (1,255,000)    (244,000)  (2,700,000)
                                                                        -----------  -----------  -----------
                                                                        $ 1,394,000  $ 2,491,000  $ 1,272,000
                                                                        ===========  ===========  ===========

                               Part II - Page 19

Notes Receivable and other assets consist of the following at December 31:

                                                                           1995         1994         1993
                                                                        -----------  -----------  -----------
  Long Term Notes Receivable..........................................  $ 3,204,000  $ 2,318,000  $ 4,817,000
  Allowance for Uncollectable Notes...................................     (709,000)    (383,000)  (1,057,000)
                                                                        -----------  -----------  -----------
  Net Long Term Notes Receivable......................................    2,495,000    1,935,000    3,760,000
  Other...............................................................       30,000      108,000      147,000
                                                                        -----------  -----------  -----------
  Net Notes Receivable and Other Assets...............................  $ 2,525,000  $ 2,043,000  $ 3,907,000
                                                                        ===========  ===========  ===========

Changes during the year in allowance for uncollectible notes were as follows for the year ended December 31:

  Beginning Balance...................................................  $   383,000  $ 1,057,000  $ 2,129,000
  Provision for Uncollectible Notes...................................    1,419,000      814,000      518,000
  Recoveries..........................................................                   495,000      559,000
  Charge offs.........................................................   (1,093,000)  (1,983,000)  (2,149,000)
                                                                        -----------  -----------  -----------
                                                                        $   709,000  $   383,000  $ 1,057,000
                                                                        ===========  ===========  ===========

4. FIXED ASSETS:


  Fixed Assets consist of the following at December 31:                                 1995         1994
                                                                                     -----------  -----------
  Furniture and Equipment..........................................................  $ 9,437,000  $ 9,013,000
  Leasehold Improvements...........................................................    2,438,000    2,305,000
  Buildings and Land...............................................................      490,000      488,000
                                                                                     -----------  -----------
    Gross Fixed Assets.............................................................   12,365,000   11,806,000
  Less Accumulated Depreciation and Amortization...................................    9,145,000    8,136,000
                                                                                     -----------  -----------
    Net Fixed Assets...............................................................  $ 3,220,000  $ 3,670,000
                                                                                     ===========  ===========

     Concorde rents office space and buildings under operating leases generally ranging in terms from 3 to 10 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Concorde also rents various equipment under operating leases which are generally cancelable within 30 days. Rental expense for these leases was $2,743,000 in 1995, $2,736,000 in 1994, and $2,480,000 in 1993.

     Aggregate minimum future rentals payable under the operating leases at December 31, 1995, were:


    1996.................  $2,167,000
    1997.................   1,596,000
    1998.................   1,133,000
    1999.................     507,000
    2000 and thereafter..     122,000

          (The remainder of this page was left blank intentionally.)

                               Part II - Page 20

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts Payable and Accrued Liabilities consist of the following at December 31:

                                                    1995                1994
                                                    ----                ----
Accounts Payable............................     $  522,000          $  717,000
Other Accrued Liabilities...................      1,891,000             886,000
Accrued Salaries and Wages..................        951,000             600,000
Accrued Interest............................         12,000             526,000
Accrued Income Taxes........................        471,000
Current Deferred Income Taxes...............                            424,000
                                                 ----------          ----------
Accounts Payable and Accrued Liabilities....     $3,847,000          $3,153,000
                                                 ==========          ==========

6.  LONG-TERM DEBT:

    Long-term debt consists of the following at December 31:

                                                    1995                1994
                                                    ----                ----
Secured term note, prime plus 1.5 percent,
  due in 1997...............................     $1,343,000          $4,493,000
Junior secured debenture, variable
  interest rate not to exceed 12 percent,
  due 1996 through 1997.....................      2,709,000           2,422,000
Note payable to CenCor, 7%, due in 1997.....        229,000             189,000
                                                 ----------          ----------
  Total.....................................      4,281,000           7,104,000
Less--Current maturities....................        215,000           3,150,000
                                                 ----------          ----------
  Total long-term debt......................     $4,066,000          $3,954,000
                                                 ==========          ==========

Scheduled maturities of long-term debt at December 31, 1995 were:
    1996.........................................................    $  215,000
    1997 ........................................................     4,066,000
                                                                     ----------
                                                                     $4,281,000
                                                                     ==========

       On April 30, 1993, the Company converted its existing secured bank line of credit to a term loan in the amount of $8,872,000, payable in installments through January 3, 1996. All cash, accounts receivable, furniture and equipment, as well as capital stock of subsidiaries of the Company continue to be pledged under this secured loan agreement. At December 31, 1995 and 1994, $1,343,000 and $4,493,000, respectively, were outstanding under these agreements. The loan bears interest at prime plus 1.5 percent (10.0 percent at December 31, 1995 and December 31, 1994). In addition, effective November 1, 1995 the Company negotiated a restructuring of the maturity of its secured bank debt. The remaining $1,343,000 balance is due January 3, 1997, but may be prepaid without penalty in 1996. Covenants of the agreement severely restrict the Company's ability to make nonoperating disbursements, including, but not limited to, dividends, capital expenditures and certain debt repayments without the advance written consent of the banks. Also, the Company is required to maintain certain financial ratios. Additionally, the Company is required to maintain a compensating balance of $800,000, which can be used intermittently with the consent of the bank. The Company is in compliance with these covenants and the required financial ratios.

       As discussed in Note 1, prior to October 30, 1992, the Company was guarantor on subordinated notes from CenCor. Effective as of that date, the Company issued a junior secured debenture in the principal amount of $5,422,000 to CenCor, and was released from its guaranty of the subordinated notes. Interest on the Debenture compounds and accrues quarterly at a variable rate not to exceed 12 percent. The interest rate (11.0 percent at December 31, 1995 and December 31, 1994) is variable based upon both the Company's cost of funds and amount of debt outstanding under the agreement. In addition to interest on July 31, 1997 CenCor is entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeds $3,500,000. Market capitalization is the total common shares of the Company multiplied by the highest average share price (high-bid) for any 30

                               Part II - Page 21
consecutive trading days between January 1, 1997 and June 30, 1997. Substantially all assets are pledged as collateral for the Debenture, subject to the senior collateral position of the bank term loan referred to above. Covenants of the Debenture restrict nonoperating disbursements, including, but not limited to, dividends and capital expenditures. Key financial ratios are also required to be maintained. The Company is in compliance with these covenants and the required financial ratios.

       Pursuant to a December 1993 amendment to the CenCor agreement, the Company assigned to CenCor approximately $8,400,000 of accounts and notes receivable, all of which had been charged off by the Company in the normal course of business, and thereby discharged all interest accrued (approximately $559,000) on the Debenture through December 31, 1993. Any amounts of such receivables collected by CenCor in excess of the accrued interest discharged shall be applied first to certain expenses of the Company, next to future interest accruing upon the Debenture, and then to principal of the Debenture. Alternatively, if collections exceed the amount of such accrued interest, CenCor may cease collection efforts on the remaining accounts and reassign them to the Company. CenCor also has the right to make limited substitutions of additional accounts in the event collections on the accounts initially conveyed to CenCor are not equal to the accrued interest as of December 31, 1993, but may only require the Company to convey accounts which have been charged off in the normal course of business.

       Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Cumulative Preferred Stock. The Preferred Stock, $.10 par value, has a per share liquidation preference of $10.00. Cumulative quarterly dividends accrue at a rate equal to 73% of the then current interest rate on the Debenture. The dividends accumulate until such time as the Debenture has been repaid in full which is currently scheduled for July 31, 1997. At such time, the accumulated quarterly dividends will be paid ratably over the ensuing 12 fiscal quarters. The Preferred Stock has no mandatory redemption date but the Company may redeem the Preferred Stock, in whole or in part, at any time, at liquidation value plus accrued cumulative dividends. In addition, the Company assigned to CenCor additional accounts and notes receivable with a face value of approximately $15,000,000 that had been charged-off by the Company in the normal course of business. This assignment was on terms and conditions similar to those set forth in the December 31, 1993 amendment, and discharged approximately $495,000 of interest, which represents the amount of interest that accrued on the Debenture through December 31, 1994.

       Based on the terms of the Company's debt, management estimates that the carrying values of debt at December 31, 1995 are not materially different from their corresponding fair value.

       The Company has a letter of credit outstanding for $140,000. This letter of credit is used to facilitate the placement of various bonds required at the Schools in the normal course of business. The letter of credit is secured by a Certificate of Deposit in the amount of $140,000.

       In addition, the Company has a second letter of credit outstanding in the amount of $492,000. The second letter of credit is to comply with DOE Regulations and is secured by a certificate of deposit in the amount of $492,000.

          (The remainder of this page was left blank intentionally.)

                               Part II - Page 22

7. INCOME TAXES:

       In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The impact of adoption of SFAS 109 did not have a material effect on the results of operations.

       SFAS 109 requires a liability approach for determining deferred taxes for all temporary differences. Temporary differences result from differences between the financial statements and tax basis of the Company's assets and liabilities. Deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which temporary differences reverse. The sources of these differences and their cumulative tax effect at December 31, 1995, 1994, and 1993, are estimated as follows:


                                  1995            1994            1993
                                  ----            ----            ----
Credit losses..............    $   727,000     $   848,000     $   443,000
Alternative minimum tax
 credit carryover..........                        176,000         341,000
Other expenses currently
 deductible for financial
 reporting purposes but not
 for tax...................        280,000           3,000          14,000
Depreciation and
 amortization..............         37,000
                                ----------      ----------      ----------
    Gross assets...........      1,044,000       1,027,000         798,000
                                ----------      ----------      ----------
Valuation allowance........       (667,000)     (1,027,000)       (798,000)
                                ----------      ----------      ----------
    Net assets.............        377,000
                                ----------      ----------      ----------
Depreciation and
 amortization..............    $               $  (253,000)    $  (569,000)
Other expenses currently
 deductible for tax but not
 for financial reporting
 purposes..................       (897,000)       (910,000)       (708,000)
                                ----------      ----------     -----------
Gross liabilities..........       (897,000)     (1,163,000)     (1,277,000)
                                ----------      ----------     -----------
    Net....................    $  (520,000)    $(1,163,000)    $(1,277,000)
                                ==========      ==========     ===========

       At December 31, 1995 net tax assets included $340,000 short-term assets and $37,000 long-term assets. Gross liabilities included $170,000 short-term liabilities and $727,000 long-term liabilities. Current tax assets were combined with current tax liabilities and long-term tax assets were combined with long-term tax liabilities for financial statement presentation.

       The income tax provision (benefit) for the three years ended December 31, 1995, consist of the following:


                                  1995            1994            1993
                                  ----            ----            ----
Current tax expense
 (benefit) --
  U. S. federal............    $   765,000     $   169,000     $  (403,000)
  State....................         48,000          66,000         400,000
                                ----------      ----------      ----------
    Total current provision
      (benefit)............        813,000         235,000          (3,000)

Deferred tax expenses
 (benefit) --
  U. S. federal............       (596,000)       (357,000)
  State....................        (36,000)        (78,000)        153,000
                                ----------      ----------      ----------
    Total deferred provision
      (benefit)............       (632,000)       (435,000)        153,000
                                ----------      ----------      ----------
    Total provision
      (benefit)............    $   181,000     $  (200,000)    $   150,000
                                ==========      ==========      ==========

                               Part II - Page 23

     The effective rate of income tax expense (benefit) was 10.2 percent, (97.1) percent, and 27 percent for 1995, 1994, and 1993, respectively. The provision (benefit) for income taxes as reported in the statement of income and the provision (benefit) computed at the statutory federal rate of 35.0 percent for the three years ended December 31, 1995 differs as follows:


                                                                 1995        1994        1993
                                                              ----------  ----------  ----------
Provision (benefit) for federal and state taxes
  at statutory rates........................................  $ 623,000   $ (72,000)  $ 191,000
Provision for contingencies.................................   (360,000)
Write-off of book intangibles in excess of tax intangibles..                 27,000      76,000
Non-deductible warrants, state taxes, and other, net........     31,000     (54,000)   (117,000)
Other.......................................................   (113,000)   (101,000)
                                                              ---------   ---------   ---------
                                                              $ 181,000   $(200,000)  $ 150,000
                                                              =========   =========   =========

     During 1995, the Company reduced the valuation allowance related to deferred tax assets by $360,000. A valuation allowance of $667,000 remains against the portion of deferred tax assets that, using a more likely than not criteria, may not be realizable.

8. STOCK OPTION PLANS AND EARNINGS PER SHARE:

     The Company has an incentive stock option plan approved in 1988 authorizing issuance of 600,000 shares of its common stock to certain officers and employees of the Company. Options are granted at fair market value on the date of grant for a term of not more than ten years. In addition, in 1994 the Company's Compensation Committee awarded to an officer of the Company the option to purchase 750,000 shares pursuant to a stock option plan which was approved at the 1994 stockholders meeting. Under the option's terms, the officer was granted the right to immediately exercise a portion of the option to purchase 300,000 shares (granted at 110% of fair market value). Vesting of the right to purchase the remaining 450,000 shares is based on performance of the Company through 1996. Of the shares subject to annual performance vesting, 150,000 shares failed to vest and lapsed in 1994 as the Company did not attain required performance objectives. The Company met the performance criteria during 1995. As a result 150,000 shares were vested and the Company recognized additional compensation expense of $71,000. The option for the remaining 150,000 shares may lapse if the performance criteria is not met in 1996. If vesting of the remaining portion of the options occurs, the Company would recognize additional compensation expense if the exercise price is less than the fair market value on the vesting date.

     The following table reflects activity in options for the three year period ended.

            Stock Options                  Number of Shares           Option Price Per Share
-------------------------------------      ----------------           ----------------------
Outstanding - December 31, 1992                  87,900                 $2.00  to  $2.250
  Canceled                                       75,650                 $2.00  to  $2.250
  Issued --  June - October 1993                554,000                 $0.10  to  $0.130

Outstanding - December 31, 1993                 566,250                 $0.10  to  $2.250
  Canceled                                      318,750                 $0.10  to  $2.250
  Issued -- February - November 1994            810,000                 $0.13  to  $0.154

Outstanding - December 31, 1994               1,057,500                 $0.10  to  $0.154

  Exercised                                       3,000                 $0.10
  Canceled                                       69,500                 $0.10  to  $0.280
  Issued -- February 1995                        73,000                 $0.28

Outstanding - December 31, 1995               1,058,000                 $0.10  to  $0.280

     The Company calculates earnings (loss) per common share by using the weighted average common shares. The dilutive effect relative to stock options at December 31, 1994 and 1993 was immaterial and therefore not recognized. The dilutive effect at December 31, 1995 was 687,000 shares. The diluted weighted average common shares outstanding was 7,642,000 for the twelve months ended December 31, 1995, and 6,952,000 for the twelve months ended December 31, 1994. Effective November 15, 1994

                               Part II - Page 24

CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of the Preferred Stock. Earnings per weighted average common and common equivalent share ("EPS") was $0.18 and $0.00 at December 31, 1995 and 1994 respectively. EPS is shown net of preferred stock dividends (not declared) of $248,000 in 1995 and $30,000 in 1994. Cumulative dividends in arrears on the Preferred Stock was $278,000 as of December 31, 1995. (Note 6)

9. SCHOOL CLOSINGS:

     During 1992 the Company closed four of its Schools. The provision for losses upon the closing of these schools, excluding any provision for uncollectible accounts related to the closings, amounted to $1,051,000. The obligations pertaining to the closed Schools were discharged during 1993 at less than that amount.

     During 1994 the Company closed two of its Schools and sold a third School. No material reserves were established or adjusted in 1995 or 1994 for school closings.

10. CONTINGENCIES AND LITIGATION:

Department of Education Matters

     During 1994 the DOE performed a program review at the Company's Jacksonville, Florida School. As a result of the program review, the DOE reported a preliminary finding of differences between the academic program of study as listed in the School's catalog and the programs of study actually provided to students. No specific liability has been proposed as a result of this preliminary finding, but the DOE's report stated that the School would be liable for certain "second and subsequent payments" made to students who did not complete the program of study. Management believes that the preliminary finding is in error. The company vigorously contested this preliminary finding and submitted information supporting its position. The program reviewer is still considering this issue and has not yet issued a final report. This finding (if made) also will be applicable to the Company's other Florida Schools.

     In April, 1993 the Company received a notice from the DOE claiming that, "based on financial information of the parent corporation," the Schools owned by the Company "are in violation of the federal factors of financial responsibility
 . . ." included in certain federal regulations. The DOE demanded the Company post substantial surety in the form of letters of credit, and directed the Company to submit certain financial records, asserting that failure to comply could result in termination of the Schools' eligibility to participate in Title IV programs. In November, 1993 the DOE advised the Company of its intent to terminate the eligibility of five of the Company's Schools to participate in federal student financial aid programs. The Company requested a hearing on this matter, and on April 7, 1994, the matter was dismissed by the DOE based upon 1993 financial information submitted by the Company to DOE.

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

     In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the Department of Education (DOE) alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The DOE gave notice that it intended to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the DOE discontinued disbursing student financial assistance funds. The amount being claimed by DOE is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for DOE and offered to settle all claims of DOE for the $9,828 on deposit in the SCI bank account. As of March 15, 1996, neither SCI nor its counsel has received a response to the settlement offer.

     Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to DOE.

                               Part II - Page 25

The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of March 15, 1996, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

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

Other

     During July 1993, nine former students of the Jacksonville, Florida school filed individual lawsuits against the school, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. The Company filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims have been filed. The matter is still in discovery. The Company believes these suits are without merit and plans to defend against them vigorously. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Company opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in August 1995, and the Company again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Company has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues is currently ongoing, with a hearing to determine whether or not the class should be certified anticipated in the late fall, 1996. In the meantime, all activity and progress in the other suits have been stayed. The Company will strongly oppose class certification.

     The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation and the litigation above will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.


          (The remainder of this page was left blank intentionally.)

                               Part II - Page 26

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


          1995                          MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
          ----                        ------------  -------------  -------------  ------------
Operating revenue...................   $9,889,000    $8,457,000     $11,101,000    $9,827,000
                                       ==========    ==========     ===========    ==========
Income before income taxes..........   $  333,000    $   18,000     $ 1,061,000    $  368,000
                                       ==========    ==========     ===========    ==========
Net income..........................   $  300,000    $   16,000     $   955,000    $  328,000
                                       ==========    ==========     ===========    ==========
Earnings (loss) per share...........   $      .03*   $     (.01)*   $       .12*   $      .04
                                       ==========    ==========     ===========    ==========

          1994
          ----
Operating revenue...................   $8,813,000    $7,989,000     $10,513,000    $7,717,000
                                       ==========    ==========     ===========    ==========
Income (loss)  before income taxes..   $   62,000    $ (636,000)    $ 1,081,000    $ (713,000)
                                       ==========    ==========     ===========    ==========
Net income (loss)...................   $   37,000    $ (486,000)    $   881,000    $ (438,000)
                                       ==========    ==========     ===========    ==========
Earnings (loss)  per share..........   $      .01    $     (.07)    $       .13    $     (.07)
                                       ==========    ==========     ===========    ==========

          1993
          ----
Operating revenue...................   $9,361,000    $7,319,000     $10,470,000    $7,631,000
                                       ==========    ==========     ===========    ==========
Income (loss)  before income taxes..   $  302,000    $ (541,000)    $ 1,179,000    $ (377,000)
                                       ==========    ==========     ===========    ==========
Net income (loss)...................   $  175,000    $ (414,000)    $   776,000    $ (124,000)
                                       ==========    ==========     ===========    ==========
Earnings (loss)  per share..........   $      .03    $     (.06)    $       .11    $     (.02)
                                       ==========    ==========     ===========    ==========

* Amount reported differs from the amount previously reported on Form 10-Q as amount has been restated to include the effects of preferred stock dividends undeclared.

     Because the CPA examination is administered twice a year, the operations of the CPA Review courses are seasonal, impacting the results of the Company for the quarters ended March 31, and September 30.



          (The remainder of this page was left blank intentionally.)

                               Part II - Page 27

                      CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-26093) of Concorde Career Colleges, Inc. of our report dated March 15, 1996 appearing in Part II Page 11 in this Annual Report on Form 10-K.






PRICE WATERHOUSE LLP

Kansas City, Missouri
March 27,1996



          (The remainder of this page was left blank intentionally.)

                               Part II - Page 28

                      CONSENT OF INDEPENDENT ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-26093.






ARTHUR ANDERSEN LLP

Kansas City, Missouri
March 27, 1996



          (The remainder of this page was left blank intentionally.)

                               Part II - Page 29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Arthur Andersen LLP ("Arthur Andersen"), formerly the Company's independent accountants, resigned effective September 13, 1994. CenCor Inc., a former client of Arthur Andersen and a former affiliate of the Company, has informed Arthur Andersen that it may assert certain claims against the firm. The Chief Executive Officer of the Company is also the Chief Executive Officer of CenCor. The assertion of claims against Arthur Andersen by CenCor may cause Arthur Andersen to be deemed not independent with respect to the Company.

          The last principal accountant's report made by Arthur Andersen for the Company was for fiscal year 1993. Such report did not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles. The resignation of Arthur Andersen was accepted and the appointment of Price Waterhouse LLP ("Price Waterhouse") as the Company's independent accountants effective beginning fiscal year 1994 was approved by the Audit Committee of the Board of Directors.
During the Company's two most recent fiscal years, there have been no disagreements with Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



          (The remainder of this page was left blank intentionally.)

                               Part II - Page 30

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors and Executive Officers is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the headings: DIRECTORS and EXECUTIVE OFFICERS.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding Executive Compensation is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the heading: EXECUTIVE COMPENSATION AND OTHER INFORMATION (specifically excluding disclosures in such section relating to Item 402(i), (k), and (1) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the headings: PROXY STATEMENT and STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding Certain Relationships and Related Transactions is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the headings:
EXECUTIVE COMPENSATION AND OTHER INFORMATION and OTHER TRANSACTIONS.

          (The remainder of this page was left blank intentionally.)

                                PART III-Page 1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.


DESCRIPTION                                                                 PAGE
-----------                                                                 ----

1.  Financial Statements:

    CONCORDE CAREER COLLEGES, INC. AND SUBSIDIARIES

      Reports of Independent Accountants............................    II-11-12

      Consolidated Balance Sheet....................................       II-13

      Consolidated Statement of Operations..........................       II-14

      Consolidated Statement of Cash Flows..........................       II-15

      Consolidated Statement of Changes In Stockholders' Equity.....       II-16

      Notes to Consolidated Financial Statements....................    II-17-27

      Consent of Independent Accountants............................    II-28-29

2.  Financial Statement Schedules:

    CONCORDE CAREER COLLEGES, INC. AND SUBSIDIARIES

        Schedules have been omitted as not applicable or not required under the instructions contained in Regulations S-X or the information is included elsewhere in the financial statements or notes thereto.

3.  Exhibits:


EXHIBIT NUMBER                                                DESCRIPTION
--------------                                                -----------
3(a)  --  Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3 (a) of the Annual Report on Form 10-K for the year ended December 31, 1994).

3(b)  --  Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3(b) of the Annual Report on
          Form 10-K for the year ended December 31, 1991).

4(a)  --  Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1
          [SEC File No. 33-21654]).

4(b)  --  Specimen Class A Redeemable Preferred Stock Certificate (Incorporated by reference to Exhibit 4(b) of the Annual
          Report on Form 10-K for the year ended December 31, 1994).

4(c)  --  Junior Secured Debenture in principal amount of $5,422,307 made by the Company dated October 30, 1992 to CenCor,
          Inc. (Incorporated by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the year ended
          December 31, 1992).

4(d)  --  Certificate of Designation of the Class A Redeemable Preferred Stock (Incorporated by reference to Exhibit 4(d)
          of the Annual Report on Form 10-K for the year ended December 31, 1994).

                               Part IV - Page 1

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

 10(a)     -- Amended and Restated Agreement As to Relationship and Services to
              be Provided between Registrant and CenCor, dated May 6, 1988.
              (Incorporated by reference to Exhibit 10[a] to Pre-effective
              Amendment No. 1 to Registration Statement on Form S-1 [SEC File
              No. 33-21654]).

 10(b)     -- Tax Sharing Agreement between Registrant and CenCor, dated May 3,
              1988. (Incorporated by reference to Exhibit 10[b] to Registration
              Statement on Form S-1 [SEC File No. 33-21654]).

10(c)(i)   -- Employment Agreement dated May 1, 1984, and First and Second
              Amendments thereto, between Person/Wolinsky Associates, Inc. and
              Samuel Person. (Incorporated by reference to Exhibit 10[c] to
              Registration Statement on Form S-1 [SEC File No. 33-21654]).*

10(c)(ii)  -- Third and Fourth Amendments to Employment Agreement between
              Person/Wolinsky and Samuel Person dated as of May 1, 1992 and
              November 1, 1992, respectively. (Incorporated by reference to Exhibit 10(c)(ii) of the Annual Report on Form 10-K for the year ended December 31, 1992).*

10(c)(iii) -- Fifth Amendment to Employment Agreement between Person/Wolinsky and Samuel Person dated as of May 1, 1993. (Incorporated by reference to Exhibit 10(c)(iii) of the Annual Report on Form 10-K for the year ended December 31, 1993).*

10(c)(iv)  -- Sixth Amendment to Employment Agreement between Person/Wolinsky and Samuel Person dated as of November 1, 1994. (Incorporated by reference to Exhibit 10(c)(iv) of the Annual Report on Form 10-K for the year ended December 31, 1994).*

10(d)      -- Lease Agreement dated June 21, 1988, among Person/Wolinsky
              Associates, Inc. and Daniel and Ruth Wolinsky and Samuel Person.
              (Incorporated by reference to Exhibit 10(d) to Registration
              Statement on Form S-1 [SEC File No. 33-30002]).


10(e)(i)   -- Revolving Credit, Security and Guaranty Agreement between
              Registrant and Mark Twain Kansas City Bank dated September 3, 1991 and Amendment No. One thereto (Incorporated by reference to
              Exhibit 4(d) of the Annual Report on Form 10-K for the year ended
              December 31, 1991).

10(e)(ii)  -- Amendment No. Two to Revolving Credit, Security and Guaranty
              Agreement dated April 30, 1993. (Incorporated by reference to
              Exhibit 10(c)(ii) of the Annual Report on Form 10-K for the year ended December 31, 1992).

10(e)(iii) -- Amendment No. Three to Revolving Credit, Security and Guaranty
              Agreement dated September 1, 1994). (Incorporated by reference to
              Exhibit 10(e)(iii) of the Annual Report on Form 10-K for the year ended December 31, 1994).

10(e)(iv)  -- Amendment No. Four to Revolving Credit, Security and
              Guaranty Agreement dated November 1, 1995 (filed herewith)


10(f)      -- Second Amended and Restated Concorde Career Colleges, Inc.
              1988 Incentive Stock Option Plan, dated May 4, 1989 (Incorporated by reference to Exhibit 10 (f) (iii) to Pre-effective Amendment
              No. 1 to Registration Statement on Form S-1 [SEC File No. 33-
              30002]).*

10(g)      -- Concorde Career Colleges, Inc. 1994 Incentive Stock Option Plan.
              (Incorporated by Reference to Exhibit 10(g) of the Annual Report
              on Form 10-K for the year ended December 31, 1993).*

10(h)(i)   -- Agreement for Transfer of Assets and Assumption of Liabilities
              between CenCor and the Company dated as of March 31, 1988.
              (Incorporated by Reference to Exhibit 10(d) to Registration
              Statement on Form S-1 [SEC File No. 33-21654]).

                               Part IV - Page 2


EXHIBIT NUMBER                            DESCRIPTION
----------------                          -----------
 8        --      Arthur Andersen letters (Incorporated by reference to Exhibits 1 and 2 on Form 8-K dated September 13, 1994).

10(h)(ii)  --     Amendment to Agreement for Transfer of Assets and Assumption of
                  Liabilities between CenCor and the Company dated October 30, 1992.
                  (Incorporated by reference to Exhibit 10(g)(ii) of the Annual Report on
                  Form 10-K for the year ended December 31, 1992).

10(h)(iii) --     Restructuring, Security and Guaranty Agreement between CenCor and the
                  Company dated October 30, 1992. (Incorporated by reference to
                  Exhibit 10(g)(iii) of the Annual Report on Form 10-K for the year ended December 31, 1992).

10(h)(iv)  --     First Amendment to the Restructuring, Security and Guaranty Agreement
                  dated December 30, 1993. (Incorporated by reference to Exhibit 10(h)(iv)
                  of the Annual Report on Form 10-K for the year ended December 31, 1993).

10(h)(v)   --     Assignments of Receivable to Concorde from Guarantors, dated as of
                  December 30, 1993. (Incorporated by reference to Exhibit 10(h)(v) of the
                  Annual Report on Form 10-K for the year ended December 31, 1993).

10(h)(vi)  --     Second Amendment to the Restructuring, Security and Guaranty Agreement
                  dated November 15, 1994. (Incorporated by Reference to Exhibit 10(h)(vi)
                  of the Annual Report on Form 10-K for the year ended December 31, 1994).

10(i)      --     Expense Sharing Agreement dated as of January 1, 1993, between CenCor,
                  Century Acceptance Corporation, La Petite Academy, Inc. and the Company.
                  (Incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1992).

10(j)     --      Memorandum of Understanding and Intent, dated November 3, 1993, regarding the sale of assets of the Pacific Travel School. (Incorporated by reference to Exhibit 10(j)
                  of the Annual Report on Form 10-K for the year ended December 31, 1993).

21        --      Subsidiaries of Registrant (filed herewith)

23(a)     --      Consent of Arthur Andersen LLP  (filed herewith).

23(b)     --      Consent of Price Waterhouse LLP  (filed herewith).

  *Management contract or compensation plan.

B.   REPORTS ON FORM 8-K
          None.

                                                          Part IV-Page 3

                                    SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                  CONCORDE CAREER COLLEGES, INC.


                                                  By /s/JACK L. BROZMAN
                                                    ---------------------
                                                        Jack L. Brozman
                                                    Chairman of the Board
Date: March 27, 1996


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                DATE
                      ---------                                ----

By /s/             JACK L. BROZMAN                        March 27, 1996
  --------------------------------------------------   --------------------
                   Jack L. Brozman
         (Chief Executive Officer, President,
                Treasurer and Director)


By /s/            MICHAEL S. SAVELY                       March 27, 1996
  --------------------------------------------------   --------------------
                  Michael S. Savely
             (Vice President-Operations)


By /s/              GREGG GIMLIN                          March 27, 1996
  --------------------------------------------------   --------------------
                  M. Gregg Gimlin
    (Vice President, Chief Financial Officer, and
             Principal Accounting Officer)


By /s/            DAVID A. NICHOLS                        March 27, 1996
  --------------------------------------------------   --------------------
                  David A. Nichols
                     (Director)


By /s/            THOMAS K. SIGHT                         March 27, 1996
  --------------------------------------------------   --------------------
                  Thomas K. Sight
                    (Director)




                               Part IV - Page 4

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1995

                                 EXHIBIT INDEX

Exhibit Number                  Description                       Page Number
--------------                  -----------                       -----------
10(e)(iv)         Amendment No. Four to Revolving Credit,         Part V--
                  Security and Guaranty Agreement dated           Page 1
                  November 1, 1995.

21                Subsidiaries of Registrant                      Part V--
                                                                  Page 31

23(a)             Consent of Arthur Andersen LLP                  Part II--
                                                                  Page 29

23(b)             Consent of Price Waterhouse LLP                 Page 28

27                Financial Data Schedule


Certain Exhibits are incorporated by reference, for a description See Item 14.