Form 10-Q
period 1996-03-31
CONCORDE CAREER COLLEGES INC
filed 1996-05-02
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1996    Commission File No.      0-16992
                      --------------                             -------


                      CONCORDE CAREER COLLEGES, INC.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


          Delaware                                  43-1440321
- -------------------------------        -------------------------------------
(State of other jurisdiction of          (I. R. S. Employer Identification
Incorporation or Organization)                        Number)


4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                   64196
- -------------------------------------------------------------------------------
(Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code:       (816)  474-8002
                                                   -------------------------

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

(1)  Yes     X      No                            (2)  Yes     X      No
         ---------     ------                              ---------    -------

As of April 22, 1996 Concorde Career Colleges, Inc. had 6,958,376 shares of Common Stock outstanding, with a market value of $7,397,000.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-Q

                       THREE MONTHS ENDED MARCH 31, 1996



                                     INDEX



                         PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Notes to Condensed Consolidated Financial Statements
      Note 1..........................................................     1
      Note 2..........................................................     1

Condensed Consolidated Balance Sheets.................................   2,3

Condensed Consolidated Statements of Operations.......................     4

Condensed Consolidated Statements of Cash Flows.......................     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results Operations.......................................     6


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................  10

Exhibits and Reports on Form 8-K........................................  11

Signatures..............................................................  12


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996

Note 1:
- ------

     The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K Annual Report for 1995 that was filed by the Company on March 29, 1996.

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


Note 2:
- ------


     Earnings per weighted average common and common equivalent share is shown net of preferred stock dividends (not declared) of $59,000 in 1996 and $62,000 in 1995. Cumulative dividends in arrears on the Preferred Stock was $338,000 as of March 31, 1996.





           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                        MARCH 31,    DECEMBER 31,
                                                          1996           1995
                                                       -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents..........................  $ 3,565,000   $ 3,295,000
  Net receivables  --
     Accounts receivable.............................   16,325,000    17,055,000
     Notes receivable for student tuition............    3,635,000     3,188,000
     Allowance for uncollectible accounts............   (1,402,000)   (1,394,000)
                                                       -----------   -----------
                                                        18,558,000    18,849,000

  Deferred income taxes..............................      279,000       170,000
  Supplies and prepaid expenses......................      858,000       914,000
                                                       -----------   -----------
        Total current assets                            23,260,000    23,228,000

PROPERTY and EQUIPMENT, net:.........................    3,086,000     3,220,000

COST IN EXCESS OF NET TANGIBLE ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of
  $2,655,000 at March 31, 1996 and $2,591,000
  at December 31, 1995, respectively.................    1,783,000     1,847,000

OTHER ASSETS:
  Long-term notes receivable for student tuition
  less allowance for uncollectible accounts of
  $833,000 at March 31, 1996 and $709,000 at
  December 31, 1995,  respectively...................    2,891,000     2,495,000

  Other..............................................       16,000        30,000
                                                       -----------   -----------
     Total other assets..............................    2,907,000     2,525,000
                                                       -----------   -----------
                                                       $31,036,000   $30,820,000
                                                       ===========   ===========

          See accompanying notes to condensed consolidated statements.

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         MARCH 31,   DECEMBER 31,
                                                           1996         1995
                                                       ------------  -----------
CURRENT LIABILITIES:
 Deferred student tuition...........................   $15,279,000   $15,248,000
 Current debt maturities............................       950,000       215,000
 Accrued salaries and wages.........................     1,016,000       951,000
 Accrued interest...................................         5,000        12,000
 Current deferred income taxes......................       399,000       471,000
 Other accrued liabilities and accounts payable.....     2,489,000     2,413,000
                                                       -----------   -----------
     Total current liabilities......................    20,138,000    19,310,000


LONG TERM DEBT......................................                   1,343,000

OTHER LONG-TERM LIABILITIES.........................       248,000        80,000

DEFERRED INCOME TAXES...............................       690,000       690,000

SUBORDINATED DEBT DUE TO RELATED PARTY..............     2,737,000     2,723,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, 600,000 shares
 authorized 300,000 shares issued and outstanding...        30,000        30,000

 Common stock, $.10 par value, 19,400,000 shares
 authorized, 6,985,176 shares issued and 6,958,376
 shares outstanding.................................       698,000       698,000

 Capital in excess of par...........................     8,128,000     8,128,000

 Accumulated deficit................................    (1,572,000)   (2,121,000)

 Less-treasury stock, 26,800 shares, at cost........       (61,000)      (61,000)
                                                       -----------   -----------
  Total stockholders' equity........................     7,223,000     6,674,000
                                                       -----------   -----------
                                                       $31,036,000   $30,820,000
                                                       ===========   ===========

          See accompanying notes to condensed consolidated statements.

                         CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                          ------------------------------

                                               1996             1995
                                               ----             ----
STUDENT TUITION AND
   OTHER REVENUE:......................    $11,032,000       $9,889,000
                                           -----------       ----------

OPERATING EXPENSES:
   Payroll costs.......................      4,924,000        4,359,000
   Occupancy...........................      1,349,000        1,391,000
   Instructional materials and supplies.     1,071,000          998,000
   Advertising.........................        711,000          647,000
   Other general and
    administrative.....................      1,454,000        1,508,000
   Provision for
    uncollectible accounts.............        522,000          463,000
                                           -----------       ----------

      Total operating expenses.........     10,031,000        9,366,000
                                           -----------       ----------
OPERATING INCOME.......................      1,001,000          523,000
INTEREST EXPENSE.......................        270,000          190,000
                                           -----------       ----------
INCOME BEFORE INCOME TAXES.............        731,000          333,000
PROVISION FOR INCOME TAXES.............        183,000           33,000
                                           -----------       ----------
NET INCOME.............................    $   548,000       $  300,000
                                           ===========       ==========

WEIGHTED AVERAGE COMMON AND
   COMMON SHARE EQUIVALENTS
   OUTSTANDING.........................      7,645,000        7,388,000
                                           ===========       ==========

 EARNINGS PER WEIGHTED
  AVERAGE
    COMMON AND COMMON SHARE
    EQUIVALENTS OUTSTANDING
    (Note 2)...........................    $      0.06       $     0.03
                                           ===========       ==========

          See accompanying notes to condensed consolidated statements.

                         CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                         1996          1995
                                                      -----------  ------------
CASH FLOWS --OPERATING ACTIVITIES:

 Net income.........................................  $  548,000   $   300,000
 Adjustments to reconcile net income to net
   cash provided by operating activities -
   Depreciation and amortization....................     271,000       305,000
   Provision for losses on accounts receivable......     522,000       463,000
   Change in assets and liabilities, net  -
      Change in receivables.........................    (626,000)   (1,084,000)
      Change in deferred student tuition............      31,000     1,723,000
      Change in deferred income taxes...............    (181,000)     (150,000)
      Change  in accrued income taxes...............                    32,000
      Other changes in assets and liabilities, net..     446,000     1,212,000
                                                      ----------   -----------

          Total adjustments.........................     463,000     2,501,000
                                                      ----------   -----------
            Net.....................................   1,011,000     2,801,000

CASH FLOWS --INVESTING ACTIVITIES:
 Capital expenditures...............................     (60,000)     (229,000)
                                                      ----------   -----------
          Net.......................................     (60,000)     (229,000)
                                                      ----------   -----------

CASH FLOWS --FINANCING ACTIVITIES:
 Principal payments on long-term debt...............    (681,000)     (770,000)
                                                      ----------   -----------
          Net.......................................    (681,000)     (770,000)
                                                      ----------   -----------
          Net.......................................     270,000     1,802,000

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.............................   3,295,000     1,182,000
                                                      ----------   -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD..................................  $3,565,000   $ 2,984,000
                                                      ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.........................................  $   22,000   $   104,000
   Income taxes.....................................     364,000

 Cash received during the period for:
   Interest.........................................      70,000        84,000
   Income tax refunds...............................

          See accompanying notes to condensed consolidated statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


  The Company owns and operates proprietary postsecondary schools which offer career training, primarily in the allied health field (together the Resident Schools.) The Company also owns Person/Wolinsky Associates, which offers review courses for the CPA exam (the CPA Review Courses. ) The following table presents the revenue for the Resident Schools and the CPA Review Courses for the periods indicated. Amounts are in thousands.

                         Three Months
                        Ended March 31,
                      --------------------

                        1996         1995
                      -------       ------
Resident  Schools...  $ 9,850       $8,675
CPA Review Courses..    1,182        1,214
                      -------       ------
     Total..........  $11,032       $9,889
                      =======       ======


     The following table presents the relative percentage of revenues derived the Resident Schools and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.

                                            Three Months
                                           Ended March 31,
                                          ----------------

                                           1996       1995
                                          -----      -----
Allied Health &  Computer Schools.......   89.3%      87.7%
CPA Review Courses......................   10.7       12.3
                                          -----      -----
Total...................................  100.0      100.0
                                          =====      =====

Operating expenses:
  Payroll...............................   44.6       44.1
  Occupancy.............................   12.2       14.1
  Materials and supplies................    9.7       10.1
  Advertising...........................    6.5        6.5
  Other general & administrative........   13.2       15.2
  Provision for uncollectible accounts..    4.7        4.7
                                          -----      -----
  Total.................................   90.9       94.7
Operating income........................    9.1        5.3
Interest expense........................    2.4        1.9
                                          -----      -----
Income before income taxes..............    6.7        3.4
Provision for income taxes..............    1.7        0.4
                                          -----      -----
Net income..............................    5.0%       3.0%
                                          =====      =====

           (The remainder of this page was left intentionally blank.)

RESULTS OF OPERATIONS


                    QUARTER ENDED MARCH 31, 1996 COMPARED TO
                          QUARTER ENDED MARCH 31, 1995


     Net income increased $248,000 or 82.7% to $548,000 for the three months ended March 31, 1996 compared to net income of $300,000 in 1995. The 1995 net income was adversely affected by a $282,000 accrual discussed below. Total revenue increased 11.6%, or $1,143,000 to $11,032,000 for the three months ended March 31, 1996 compared to $9,889,000 in 1995. The increase is a result of enrollment increases and a modest price increase in the second quarter of 1995.

     Revenue for the CPA Review Course decreased 2.6% or $32,000 to $1,182,000 from $1,214,000 in 1995. This continues to downward trend from 1994. Revenue for the three months ended March 31, 1995 was down 17% from the same period in 1994. Operating income for the quarter was $111,000 in 1996 compared to $276,000 in 1995. The declining revenue is attributed to aggressive competition and fewer CPA exam candidates. Because the CPA exam is administered twice each year, the operations of the CPA Review Courses are seasonal, impacting the results of the Company during the quarters ending March 31 and September 30.

     Total operating expenses increased $665,000 or 7.1% to $10,031,000 for the three months ended March 31, 1996 compared to $9,366,000 in 1995.

     Payroll increased $565,000 or 13.0% to $4,924,000 in 1996 compared to $4,359,000 in 1995. The Company has added additional staff as enrollment has increased. In addition, the Company continues to upgrade the quality of staff and faculty.

     Occupancy decreased $42,000 or 3.0% to $1,349,000 in 1996 compared to $1,391,000 in 1995. This decrease was primarily due to a one time $90,000 credit for insurance expense in 1996.

     Instructional materials and supplies expense increased 7.3% or $73,000 to $1,071,000 in 1996 compared to $998,000 in 1995. Textbook expense has increased reflecting the increase in enrollments.

     Advertising increased 9.9% or $64,000 to $711,000 in 1996 compared to $647,000 in 1995.

     Other general and administrative expenses decreased 3.6% or $54,000 to $1,454,000 in 1996 from $1,508,000 in 1995. The decrease was partially due to a provision of $282,000 established in the first quarter of 1995 when the Company was informed that its Lauderdale Lakes, Florida School would be required to refund Title IV funds to government agencies. This decrease was offset by increases in outside services, printing, and scholarship expenses.

     Provision for uncollectible accounts increased 12.7% or $59,000 to $522,000 in 1996 compared to $463,000 in 1995. Beginning in the fourth quarter of 1995, the Company instituted a plan to reduce reliance on Title IV funding, and began financing a larger portion of student tuition with promissory notes. Promissory notes typically require a larger provision for uncollectible accounts.

     Interest expense increased 42.1% or $80,000 to $270,000 in 1996 from $190,000 in 1995. Decreases due to reduced bank and subordinated debt, were offset by a $158,000 charge to interest for an additional payment due CenCor in 1997. See discussion in "Liquidity and Resources."

     In 1996, a tax provision of $183,000 or 25.0% was recorded compared to $33,000 or 10.0% in 1995. This provision is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Weighted average common and common share equivalents outstanding increased to 7,645,000 from 7,388,000. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was $0.06 and $0.03 at March 31, 1996 and 1995, respectively. EPS is shown net of preferred stock dividends (not declared) of $59,000 in 1996 and $62,000 in 1995. Cumulative dividends in arrears on the Preferred Stock was $338,000 as of March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor a Junior Secured Debenture (the "Debenture") in the principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Although interest on the Debenture accrues from October 30, 1992, no principal or interest is to be paid until June 30, 1996. The entire balance of the Debenture is due July 31, 1997. In addition to compounded quarterly interest, initially at 1% over the effective rate charged by the Company's bank lender, at July 31, 1997 CenCor is entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeds $3,500,000. Market capitalization is the total common shares of the Company multiplied by the highest average share price (high-bid) for any period of 30 consecutive trading days between January 1, 1997 and June 30, 1997. At March 31, 1996 this payment was accrued and would have been valued at $158,000. As the Company's average stock price increases the payment due increases. (See the table below.) Management will continue to accrue an estimate of the payment based on the average stock price. Other terms of the Agreement are substantially equivalent to the terms of the Company's secured bank debt agreement.

     The table below reflects the payment due CenCor at July 31, 1997 if the average high-bid stock price reaches the stated levels:

                        Stock Price       Payment Due
                        -----------       -----------
                          $ .50            $      -0-
                            .75               429,000
                           1.00               864,000
                           1.50             1,733,000
                           2.00             2,603,000


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

     Additionally, the Company has a bank term loan. The Company has made and anticipates future loan payments will be made from cash flows from operating activities. The balance of this bank debt was $1,343,000 at December 31, 1995 and $671,000 at March 31, 1996. The Company anticipates paying the remaining balance in 1996.

     Net cash provided by operating activities was $1,011,000 for the three months ended March 31, 1996 a decrease of $1,790,000 as compared to the same period in 1995. Receivables increased $626,000 in 1996 compared to an increase of $1,084,000 in 1995. Deferred student tuition increased $31,000 compared to an increase of $1,723,000 in 1995. Other changes in assets and liabilities increased $446,000 in 1996 compared to an increase of $1,212,000 in 1995. The decrease of $766,000 was attributable to decreased accrued expenses and other liabilities.

     Capital expenditures in 1996 were $60,000 compared to $229,000 in 1995. In 1996 and 1995 capital expenditures were primarily for additional classroom equipment. Certain debt agreements limit annual capital expenditures to $500,000. Principal payments on long term debt were $681,000 in 1996 compared to $770,000 in 1995.

     During the fourth quarter of 1995, the Company increased the number of institutional loans provided by the Company's Schools for their students. Institutional loans are loans made by the School to the School's students. As a result the ratio of current to long term net accounts and notes receivable decreased to 86.5% at March 31, 1996 compared to 88.3% at December 31, 1995. This has not had a material impact on the Company's cash flow. However, increased reliance on institutional loans may have an impact on future liquidity and may increase bad debt expense. Net cash flow for the three months ending March 31, 1996 decreased $1,532,000 compared to the same period in 1995.

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



           (The remainder of this page was left intentionally blank.)

PART II -- OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS
           -----------------

Department of Education Matters

     During 1994 the Department of Education ("DOE") performed a program review at the Company's Jacksonville, Florida School. As a result of the program review, the DOE reported a preliminary finding of differences between the academic program of study as listed in the School's catalog and the programs of study actually provided to students. No specific liability has been proposed as a result of this preliminary finding, but the DOE's report stated that the School would be liable for certain "second and subsequent payments" made to students who did not complete the program of study. Management believes that the preliminary finding is in error. The company vigorously contested this preliminary finding and submitted information supporting its position. The program reviewer is still considering this issue and has not yet issued a final report. This finding (if made) also will be applicable to the Company's other Florida Schools.

     The DOE regularly conducts program reviews of educational institutions participating in Title IV programs. The Company is disputing a program review finding concerning "pro rata" refunds at one School. In February 1996, an Administrative Law Judge ruled against the Company, and the issue is currently on appeal to the Secretary of Education.

     In 1994, the DOE established a policy of recertifying all Schools participating in Title IV programs every five years. Notification has not yet been received for three Schools, full certification has been received for seven Schools, and three Schools received provisional certification. Provisional certification limits the School's ability to add programs or change the level of educational award and requires that the School forfeit its right to due process under DOE guidelines.

     The DOE is authorized to limit, suspend, or terminate the eligibility of a school to participate in Federal Title IV student loan programs if the rate of students who default on their loans during a defined period is equal to or exceeds 25% during each of the three most recent fiscal years. The 1993 and 1992 rates have been published for the Company's Schools, and seven of the Schools have rates that equal or exceed 25% for these years. The 1994 rates are expected to be published later in 1996. The Company is pursuing administrative appeals seeking to reduce these rates, and is also challenging the DOE's authority to enforce the 1992 rates due to invalid regulations. As a result of litigation, the Company's 1991 rates have been suspended.

     While the outcome of matters pertaining to the DOE and litigation cannot be determined with certainty, management believes that the final outcome will not have a material impact on its results of operations or its financial position.

Southern Career Institute

     On May 31, 1990, the Company, through a wholly-owned subsidiary, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc., a proprietary, postsecondary vocational home-study school specializing in paralegal education, for a total investment of $5,383,000. The acquisition was accounted for as a purchase and after the acquisition the school was operated as Southern Career Institute ("SCI").

     In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the Department of Education (DOE) alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The DOE gave notice that it intended to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the DOE discontinued disbursing student financial assistance funds. The amount being claimed by DOE is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for DOE and offered to settle all claims of DOE for the $9,828 on deposit in the SCI bank account. As of April 26, 1996, neither SCI nor its counsel has received a response to the settlement offer.

     Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to DOE. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of April 26, 1996, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

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

ITEM 2.   CHANGE IN SECURITIES --NONE
          ---------------------------

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES --NONE
          --------------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --NONE
          ----------------------------------------------------------

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS --NONE
          ----------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --NONE
          ---------------------------------------

                                  SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONCORDE CAREER COLLEGES, INC.


                                   DATED:   MAY 1, 1996


                                   BY: /s/ JACK L. BROZMAN
                                       ------------------------------------
                                      JACK L. BROZMAN, PRESIDENT


                                   BY: /S/ GREGG GIMLIN
                                       ------------------------------------
                                      GREGG GIMLIN, CHIEF FINANCIAL OFFICER