Form 10-Q
period 1996-06-30
CONCORDE CAREER COLLEGES INC
filed 1996-08-12
CIK 832483

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter ended June 30, 1996         Commission File No. 0-16992




                        CONCORDE CAREER COLLEGES, INC.
- --------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)




           Delaware                                      43-1440321
- --------------------------------               ---------------------------------
(State of other jurisdiction of                (I. R. S. Employer Identification
Incorporation or Organization)                 Number)



4th Floor, City Center Square
12th & Baltimore, P.O. Box 26610
Kansas City, Missouri                                         64196
- --------------------------------------------------------------------------------
(Address of Principal Executive Office)                    (Zip Code)


Registrant's telephone number, including area code:      (816) 474-8002
                                                   -----------------------------


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

As of August 2, 1996 Concorde Career Colleges, Inc. had 6,958,376 shares of Common Stock outstanding, with a market value of $6,958,000.



================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-Q

                         SIX MONTHS ENDED JUNE 30, 1996



                                     INDEX



                         PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.  Financial Information........................................     1

Condensed Consolidated Balance Sheets.................................   2,3

Condensed Consolidated Statements of Operations.......................     4

Condensed Consolidated Statements of Cash Flows.......................     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results Operations.......................................     6


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................    11

Item 2.  Change in Securities.........................................    13

Item 3,  Defaults Upon Senior Securities..............................    13

Item 4,  Submission of Matters to a Vote of Security Holders..........    13

Item 5.  Other Materially Important Events............................    13

Item 6.  Exhibits.....................................................    18

Signatures............................................................    19


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

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

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                            June 30,          December 31,
                                                              1996                1995
                                                          -----------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $ 2,155,000         $ 3,295,000
  Net receivables  --
     Accounts receivable                                   15,857,000          17,055,000
     Notes receivable for student tuition............       4,273,000           3,188,000
     Allowance for uncollectible accounts............      (1,277,000)         (1,394,000)
                                                          -----------         -----------
                                                           18,853,000          18,849,000

  Deferred income taxes..............................         450,000             170,000
  Supplies and prepaid expenses......................       1,087,000             914,000
                                                          -----------         -----------
     Total current assets                                  22,545,000          23,228,000

PROPERTY and EQUIPMENT, net:.........................       3,015,000           3,220,000

COST IN EXCESS OF NET TANGIBLE ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of
  $2,720,000 at June 30, 1996 and $2,591,000
  at December 31, 1995, respectively.................       1,719,000           1,847,000

OTHER ASSETS:

  Long-term notes receivable for student tuition
  less allowance for uncollectible accounts of
  $1,134,000 at June 30, 1996 and $709,000 at
  December 31, 1995, respectively....................       2,317,000           2,495,000

  Other..............................................         101,000              30,000
                                                          -----------         -----------
     Total other assets..............................       2,418,000           2,525,000
                                                          -----------         -----------
                                                          $29,697,000         $30,820,000
                                                          ===========         ===========


               See accompanying Item 2. Management's Discussion.

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,          December 31,
                                                              1996                 1995
                                                           ------------        ------------
CURRENT LIABILITIES:
 Deferred student tuition...........................       $15,482,000         $15,248,000
 Current debt maturities............................           278,000             215,000
 Accrued salaries and wages.........................           888,000             951,000
 Accrued interest...................................                                12,000
 Current deferred income taxes......................           271,000             471,000
 Other accrued liabilities and accounts payable.....         1,881,000           2,413,000
                                                           -----------         -----------
   Total current liabilities........................        18,800,000          19,310,000


LONG TERM DEBT......................................                             1,343,000

OTHER LONG-TERM LIABILITIES.........................           879,000              80,000

DEFERRED INCOME TAXES...............................           548,000             690,000

SUBORDINATED DEBT DUE TO RELATED PARTY..............         2,672,000           2,723,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, 600,000 shares
 authorized 300,000 shares issued and outstanding...            30,000              30,000

 Common stock, $.10 par value, 19,400,000 shares
 authorized, 6,985,176 shares issued and 6,958,376
 shares outstanding.................................           698,000             698,000

 Capital in excess of par...........................         8,128,000           8,128,000
 Accumulated deficit................................        (1,997,000)         (2,121,000)
 Less-treasury stock, 26,800 shares, at cost........           (61,000)            (61,000)
                                                           -----------         -----------
  Total stockholders' equity........................         6,798,000           6,674,000
                                                           -----------         -----------
                                                           $29,697,000         $30,820,000
                                                           ===========         ===========

               See accompanying Item 2. Management's Discussion.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

               AND THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                         SIX MONTHS                  THREE MONTHS
                                                       ENDED JUNE 30,               ENDED JUNE 30,
                                                 --------------------------    ------------------------
                                                    1996           1995           1996          1995
                                                 -----------    -----------    ----------    ----------
STUDENT TUITION AND OTHER REVENUE: ..........    $20,302,000    $18,346,000    $9,270,000    $8,457,000
                                                 -----------    -----------    ----------    ----------
OPERATING EXPENSES:
    Payroll costs ...........................      9,414,000      8,515,000     4,490,000     4,156,000
    Occupancy ...............................      2,532,000      2,616,000     1,183,000     1,224,000
    Instructional materials and supplies ....      1,862,000      1,655,000       791,000       661,000
    Advertising .............................      1,425,000      1,323,000       714,000       673,000
    Other general and administrative ........      2,729,000      2,775,000      1,275,00     1,266,000
    Provision for uncollectible accounts ....      1,089,000        746,000       567,000       284,000
                                                 -----------    -----------    ----------    ----------
        Total operating expenses ............     19,051,000     17,630,000     9,020,000     8,264,000
                                                 -----------    -----------    ----------    ----------
OPERATING INCOME ............................      1,251,000        716,000       250,000       193,000

INTEREST EXPENSE ............................      1,087,000        365,000       817,000       175,000
                                                 -----------    -----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES ...........        164,000        351,000      (567,000)       18,000
PROVISION (BENEFIT) FOR INCOME TAXES ........         41,000         35,000      (142,000)        2,000
                                                 -----------    -----------    ----------    ----------
NET INCOME (LOSS) ...........................    $   123,000    $   316,000    $ (425,000)   $   16,000
                                                 ===========    ===========    ==========    ==========

WEIGHTED AVERAGE COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING ...................      7,712,000      7,391,000     7,752,000     7,445,000
                                                 ===========    ===========    ==========    ==========

EARNINGS PER WEIGHTED AVERAGE COMMON AND
  COMMON SHARE EQUIVALENTS OUTSTANDING ......          $0.00          $0.02        ($0.06)       ($0.01)
                                                       =====          =====         =====         =====

               See accompanying Item 2. Management's Discussion.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                          1996          1995
                                                          ----          ----
CASH FLOWS --OPERATING ACTIVITIES:

 Net income.........................................  $   123,000   $   316,000
 Adjustments to reconcile net income to net
    cash provided by operating activities -
   Depreciation and amortization....................      547,000       585,000
   Provision for losses on accounts receivable......    1,089,000       746,000
   Change in assets and liabilities, net -
      Change in receivables.........................     (915,000)      345,000
      Change in deferred student tuition............      234,000     1,936,000
      Change in deferred income taxes...............     (251,000)     (346,000)
      Change  in accrued income taxes...............     (371,000)       41,000
      Other changes in assets and liabilities, net..       14,000       231,000
                                                      -----------   -----------

          Total adjustments.........................      347,000     3,538,000
                                                      -----------   -----------
            Net operating activities................      470,000     3,854,000

CASH FLOWS --INVESTING ACTIVITIES:
 Capital expenditures...............................     (188,000)     (433,000)
                                                      -----------   -----------
            Net investing activities................     (188,000)     (433,000)
                                                      -----------   -----------

CASH FLOWS --FINANCING ACTIVITIES:
 Principal payments on long-term debt...............   (1,422,000)   (1,518,000)
                                                      -----------   -----------
            Net financing activities................   (1,422,000)   (1,518,000)
                                                      -----------   -----------
            Net.....................................   (1,140,000)    1,903,000

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.............................    3,295,000     1,182,000
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD...................................  $ 2,155,000   $ 3,085,000
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.........................................  $   102,000   $   190,000
   Income taxes.....................................      663,000       194,000

 Cash received during the period for:
   Interest.........................................      201,000       175,000
   Income tax refunds...............................        ---           ---



               See accompanying Item 2. Management's Discussion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The Company owns and operates proprietary postsecondary schools which offer career training, primarily in the allied health field (together the Resident Schools.) The Company also owns Person/Wolinsky Associates, which offers review courses for the CPA exam (the CPA Review Courses.) On August 2, 1996, the Company sold the assets of Person/Wolinsky Associates. In addition, the Company has signed an Agreement to sell the assets of its' San Jose, California School. This transaction is expected to close in August. The following table presents the revenue for the Resident Schools and the CPA Review Courses for the periods indicated. Amounts are in thousands.

                               Six Months          Three Months
                             Ended June 30,       Ended June 30,
                           ------------------    ---------------
                            1996       1995       1996     1995
                           -------    -------    ------   ------
Resident Schools ......    $19,079    $17,096    $9,229   $8,422
CPA Review Courses ....      1,223      1,250        41       35
                           -------    -------    ------   ------
    Total .............    $20,302    $18,346    $9,270   $8,457
                           =======    =======    ======   ======

     The following table presents the relative percentage of revenues derived from the Resident Schools and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.

                                                  Six Months       Three Months
                                                Ended June 30,    Ended June 30,
                                                --------------    --------------
                                                 1996     1995     1996     1995
                                                -----    -----    -----    -----
Allied Health & Computer Schools ...........     94.0%    93.2%    99.6%    99.6%
CPA Review Courses .........................      6.0      6.8      0.4      0.4
                                                -----    -----    -----    -----
Total ......................................    100.0    100.0    100.0    100.0
                                                =====    =====    =====    =====

Operating expenses:
    Payroll ................................     46.4     46.4     48.4     49.1
    Occupancy ..............................     12.5     14.3     12.8     14.5
    Materials and supplies .................      9.2      9.0      8.5      7.8
    Advertising ............................      7.0      7.2      7.7      8.0
    Other general & administrative .........     13.4     15.1     13.8     15.0
    Provision for uncollectible accounts ...      5.3      4.1      6.1      3.3
                                                -----    -----    -----    -----
    Total ..................................     93.8     96.1     97.3     97.7
Operating income ...........................      6.2      3.9      2.7      2.3
Interest expense ...........................      5.4      2.0      8.8      2.1
                                                -----    -----    -----    -----
Income before income taxes .................      0.8      1.9     (6.1)     0.2
Provision (benefit) for income taxes .......      0.2      0.2     (1.5)     0.0
                                                -----    -----    -----    -----
Net income .................................      0.6%     1.7%    (4.6)%    0.2%
                                                =====    =====    =====    =====


          (The remainder of this page was left intentionally blank.)

RESULTS OF OPERATIONS


                    QUARTER ENDED JUNE 30, 1996 COMPARED TO
                          QUARTER ENDED JUNE 30, 1995


     The Company incurred a net loss of $425,000 for the three months ended June 30, 1996 compared to net income of $16,000 for the same period in 1995. The 1996 net loss was the result of a charge of $721,000 for interest expense as discussed below. Total revenue increased 9.6%, or $813,000 to $9,270,000 for the three months ended June 30, 1996 compared to $8,457,000 in 1995. The increase is a result of enrollment increases and a modest price increase in the second quarter of 1995.

     Because the CPA exam is administered twice each year, the operations of the CPA Review Courses are seasonal, impacting the results of the Company during the quarters ending March 31 and September 30. The CPA Review Course had an operating loss for the quarter of $188,000 in 1996 compared to a loss of $175,000 in 1995.

     Total operating expenses increased $756,000 or 9.1% to $9,020,000 for the three months ended June 30, 1996 compared to $8,264,000 in 1995.

     Payroll increased $334,000 or 8.0% to $4,490,000 in 1996 compared to $4,156,000 in 1995. The Company has added additional staff as enrollment has increased. In addition, the Company continues to upgrade the quality of staff and faculty.

     Instructional materials and supplies expense increased 19.7% or $130,000 to $791,000 in 1996 compared to $661,000 in 1995. Textbook expense has increased reflecting the increase in enrollments.

     Provision for uncollectible accounts increased 99.6% or $283,000 to $567,000 in 1996 compared to $284,000 in 1995. Beginning in the fourth quarter of 1995, the Company instituted a plan to reduce reliance on Title IV funding, and began financing a larger portion of student tuition with promissory notes. Promissory notes typically require a larger provision for uncollectible accounts.

     Interest expense increased $642,000 to $817,000 in 1996 from $175,000 in 1995. Decreases due to reduced bank and subordinated debt were offset by a $721,000 charge to interest for an additional payment due CenCor in 1997. See discussion in "Liquidity and Resources."

     In 1996, a tax benefit of $142,000 or 25.0% was recorded compared to a provision of $2,000 or 11.1% in 1995. This tax benefit is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Weighted average common and common share equivalents outstanding increased to 7,752,000 from 7,445,000. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was ($0.06) and ($0.01) at June 30, 1996 and 1995, respectively. EPS is shown net of preferred stock dividends (not declared) of $59,000 for the three months ended June 30, 1996 and $63,000 for the same period in 1995. Cumulative dividends in arrears on the Preferred Stock was $397,000 as of June 30, 1996.



          (The remainder of this page was left intentionally blank.)

                  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 1995


     Net income decreased $193,000 or 61.1% to $123,000 for the six months ended June 30, 1996 compared to net income of $316,000 in 1995. The 1996 net income was adversely affected by an interest accrual of $879,000 discussed below. Total revenue increased 10.7%, or $1,956,000 to $20,302,000 for the six months ended June 30, 1996 compared to $18,346,000 in 1995. The increase is a result of enrollment increases and a modest price increase in the second quarter of 1995.

     Revenue for the CPA Review Course decreased 2.2% or $27,000 to $1,223,000 from $1,250,000 in 1995. Operating loss for the six months was $77,000 in 1996 compared to operating income of $101,000 in 1995. The declining revenue is attributed to aggressive competition and fewer CPA exam candidates. Because the CPA exam is administered twice each year, the operations of the CPA Review Courses are seasonal, impacting the results of the Company during the quarters ending March 31 and September 30.

     Total operating expenses increased $1,421,000 or 8.1% to $19,051,000 for the six months ended June 30, 1996 compared to $17,630,000 in 1995.

     Payroll increased $899,000 or 10.6% to $9,414,000 in 1996 compared to $8,515,000 in 1995. The Company has added additional staff as enrollment has increased. In addition, the Company continues to upgrade the quality of staff and faculty.

     Instructional materials and supplies expense increased 12.5% or $207,000 to $1,862,000 in 1996 compared to $1,655,000 in 1995. Textbook expense has increased reflecting the increase in enrollments.

     Other general and administrative expenses decreased 1.7% or $46,000 to $2,729,000 in 1996 from $2,775,000 in 1995. The decrease was partially due to a provision of $282,000 established in the first quarter of 1995 when the Company was informed that its' Lauderdale Lakes, Florida School would be required to refund Title IV funds to government agencies. This decrease was offset by increases in 1996 for printing and scholarship expenses.

     Provision for uncollectible accounts increased 46.0% or $343,000 to $1,089,000 in 1996 compared to $746,000 in 1995. Beginning in the fourth quarter of 1995, the Company instituted a plan to reduce reliance on Title IV funding, and began financing a larger portion of student tuition with promissory notes. Promissory notes typically require a larger provision for uncollectible accounts.

     Interest expense increased 197.8% or $722,000 to $1,087,000 in 1996 from $365,000 in 1995. Decreases due to reduced bank and subordinated debt were offset by a $879,000 charge to interest for an additional payment due CenCor in 1997. See discussion in "Liquidity and Resources."

     In 1996, a tax benefit of $41,000 or 25.0% was recorded compared to a provision of $35,000 or 10.0% in 1995. This tax benefit is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Weighted average common and common share equivalents outstanding increased to 7,712,000 in 1996 from 7,391,000 in 1995. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was $0.00 and $0.02 for the six months ended June 30,1996 and 1995, respectively. EPS is shown net of preferred stock dividends (not declared) of $119,000 for the six months ended June 30, 1996 and $123,000 for the same period in 1995. Cumulative dividends in arrears on the Preferred Stock was $397,000 as of June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor a Junior Secured Debenture (the "Debenture") in the principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Interest on the Debenture accrued from October 30, 1992 through June 30, 1996. The first principal and interest payment was made June 30, 1996. The entire balance of the Debenture is due July 31, 1997. Interest accrues at 1.5% over the prime rate. At July 31, 1997 CenCor is entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeds $3,500,000. Market capitalization is the total common shares of the Company multiplied by the highest average share price (high-bid) for any period of 30 consecutive trading days between January 1, 1997 and June 30, 1997. At June 30, 1996 this payment was accrued and would have been valued at $879,000. As the Company's average stock price increases the payment due CenCor increases. (See the table below.) Management will continue to accrue an estimate of the payment based on the average stock price.

     The table below reflects the payment due CenCor at July 31, 1997 if the average high-bid stock price reaches the stated levels:

          Stock Price    Payment Due
          -----------    -----------
             $ .50       $     - 0-
               .75          430,000
              1.00          865,000
              1.50        1,734,000
              2.00        2,604,000

     Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Cumulative Preferred Stock ( the Preferred Stock ). The Preferred Stock, $.10 par value, has a per share liquidation preference of $10.00. Cumulative quarterly dividends accrue at a rate equal to 73% of the then current interest rate on the Debenture. The dividends cumulate until such time as the Debenture has been repaid in full which is currently scheduled for July 31, 1997. At such time, the accumulated quarterly dividends will be paid ratably over the ensuing 12 fiscal quarters. The Preferred Stock has no mandatory redemption date but the Company may redeem the Preferred Stock, in whole or in part, at any time, at liquidation value plus accrued cumulative dividends. The exchange reduced long-term debt and increased the equity of the Company by $3,000,000. By virtue of the reduced debt, interest is reduced which improves income before taxes, but the Company will incur non-deductible dividends on the preferred shares. Approximately half of the proceeds of the sale of assets of the CPA Review Courses and the San Jose School, will be used to redeem preferred stock.

     Additionally, the Company paid the remaining balance of a bank term loan in 1996. The balance of this bank debt was $1,343,000 at December 31, 1995. The Company currently has no bank line of credit for working capital.

     Net cash provided by operating activities was $470,000 for the six months ended June 30, 1996 a decrease of $3,384,000 as compared to the same period in 1995. This decrease is primarily a result of less cash collections at the Schools due to increased loans provided by the Company's Schools, as discussed below. Deferred student tuition increased $234,000 compared to an increase of $1,936,000 in 1995. Other changes in assets and liabilities increased $14,000 in 1996 compared to an increase of $231,000 in 1995. The decrease of $217,000 was attributable to decreased accrued expenses and other liabilities.

     Capital expenditures in 1996 were $188,000 compared to $433,000 in 1995. Capital expenditures for 1996 and 1995 were primarily for additional classroom equipment. Principal payments on bank debt were $1,422,000 in 1996 compared to $1,518,000 in 1995.

     Beginning with the fourth quarter of 1995, the Company increased the number of loans provided by the Company's Schools for their students. These are loans made by the School to the School's students. As a result, the ratio of current to long term accounts and notes receivable net of deferred tuition decreased to 61.2% at June 30, 1996 compared to 66.5% at December 31, 1995. These loans defer cash collections, and currently reduce the Company's cash flow. Increased reliance on loans may have an additional impact on future liquidity and may increase bad debt expense. Net cash flow for the six months ending June 30, 1996 was a negative $1,140,000 compared to a positive $1,903,000 for the same period in 1995.

     On August 2, 1996, the Company sold the assets of Person/Wolinsky Associates, which offers review courses in 16 states, to a group that is comprised of individuals currently involved with Person/Wolinsky as instructors and editorial writers. In addition, the Company signed an agreement to sell the assets of its Allied Health School located in San Jose, California. This sale is also expected to close in August. CenCor, which agreed to release its security interest in these assets and to consent to these sales, will receive approximately half of the proceeds in the form of a preferred stock redemption. See Part II, Item 5 for additional information.

     Earnings per weighted average common and common equivalent share is shown net of preferred stock dividends (not declared) of $59,000 for the three months ended June 30, 1996 and $63,000 for the same period in 1995. Preferred stock dividends (not declared) were $119,000 for the six months ended June 30, 1996 compared to $123,000 for the same period in 1995. Cumulative Preferred Stock dividends in arrears were $397,000 as of June 30, 1996.

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
           -----------------

Department of Education Matters

     The DOE regularly conducts program reviews of educational institutions participating in Title IV programs. The Company disputed a program review finding concerning "pro rata" refunds at one School. In February 1996, an Administrative Law Judge ruled against the Company, and the issue was appealed to the Secretary of Education. On May 15, 1996 the Secretary certified the finding. The Company has not received notification of any monetary liability. However, the Company believes any amount owed will be immaterial.

     The DOE is authorized to limit, suspend, or terminate the eligibility of a school to participate in Federal Title IV student loan programs and, in certain circumstances, the Pell grant program, if the rate of students who default on their loans during a defined period is equal to or exceeds 25% during each of the three most recent fiscal years. As a result of litigation, the Company's 1991 rates were suspended. The 1992 and 1993 rates have been published for the Company's Schools, and seven of the Schools have rates that equal or exceed 25% for both 1992 and 1993. The final 1994 rates are expected to be published later in 1996.

     The Company is challenging the DOE's authority to enforce the 1992 Cohort Default Rates and the rates for all subsequent years, in light of the DOE's rate correction regulations, adopted on April 25, 1994 and November 29, 1994, which the Company contends are inconsistent with Title IV statutory provisions and therefore are invalid. The Company has requested the Court to officially suspend the 1992 Cohort Default Rates and to enjoin enforcement of subsequent rates. While the Court thus far has declined to enter a temporary restraining order or a preliminary injunction prohibiting enforcement of the 1992 Cohort Default Rates and subsequent rates, the Company has conducted some discovery and intends to further pursue its request for an injunction if necessary to maintain its Title IV eligibility.

     The Company also has pursued administrative appeals seeking a reduction of its previously announced and suspended 1990 and 1991 rates, and the published 1992 rates and 1993 rates. These appeals are being pursued under a rate correction appeal process established by Congress in late 1993 for the correction of default rates for demonstrated occurrences of improper loan servicing and collections. The Company's appeals were commenced in the fall of 1994 and in the spring of 1996. The appeals were for loan servicing errors and/or erroneous data.

     During July 1996, the Company received responses on its appeals for nine of its Schools' 1990, 1991, and 1992 rates. 1990 rates were adjusted for three of the Company's Schools and 1992 rates were adjusted for one School. The adjustments did not decrease the rates more than 1%. All of the adjusted rates are greater than 25%. The Company's Schools have outstanding erroneous data appeals for 1992 rates. As previously noted, the Company's Schools have servicing errors and erroneous data appeals pending, for 1993 rates. Consequently, the referenced Schools will continue to maintain Title IV eligibility until receipt of rulings on the 1993 appeals, which are still pending.

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

     In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the Department of Education (DOE) alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The DOE gave notice that it intended to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the DOE discontinued disbursing student financial assistance funds. The amount being claimed by DOE is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for DOE and offered to settle all claims of DOE for the $9,828 on deposit in the SCI bank account. As of August 2, 1996, neither SCI nor its counsel has received a response to the settlement offer.

     Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to DOE. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of August 2, 1996, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

     In light of the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, applicable corporate law limits the liability of stockholders and it is the opinion of management of the Company that the Company will not be liable for debts of SCI. Therefore, if SCI is required to pay the DOE's claims it is the opinion of management it will not have a material adverse impact on the Company's financial condition and its results of operations.

Other

     During July 1993, nine former students of the Jacksonville, Florida school filed individual lawsuits against the school, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. The Company filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims have been filed. The matter is still in discovery. The Company believes these suits are without merit and plans to defend against them vigorously. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Company opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in August 1995, and the Company again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Company has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues is currently ongoing, with a hearing to determine whether or not the class should be certified anticipated in the late fall, 1996. In the meantime, all activity and progress in the other suits have been stayed. The Company will continue to strongly oppose class certification.

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

ITEM 2.   CHANGE IN SECURITIES --NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES --NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --NONE

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS


PERSON/WOLINSKY ASSOCIATES

     On August 2, 1996 the Company sold the assets of Person/Wolinsky Associates (the CPA Review Courses) for $2,250,000. The sales price is composed of $750,000 due at closing and an additional $1,500,000 profit participation payable, if certain events occur, in ten annual installments commencing March 1, 1998. Because this is a profit participation agreement the Company can not estimate if any or all of the $1,500,000 will be paid. In addition, the Company is to receive $750,000 for a non-compete agreement in ten annual installments commencing December 15, 1996.

     The buyer is a group that is comprised of individuals currently involved with Person/Wolinsky as instructors and editorial writers.

     All assets of the Company are currently held as collateral by CenCor, Inc. for the debt due CenCor. CenCor agreed to consent to the sale and release of assets in exchange for approximately fifty percent of the proceeds from the sale. In addition, the first two non-compete payments, totaling $150,000, will be paid to CenCor. These amounts will be used to redeem outstanding preferred stock currently held by CenCor.



          (The remainder of this page was left intentionally blank.)

PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial statements give effect to the Asset Sale of Person/Wolinsky Associates and associated transactions as of January 1, 1995 for balance sheet and statement of operations purposes after giving effect to the pro forma adjustments described in the accompanying notes. The pro forma financial information is based on, and should be read in conjunction with, the historical financial statements and notes related thereto of the Registrant which are on file with the Securities and Exchange Commission (File No. 0-16992).

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                    ASSETS

                                                                 PRO FORMA
                                             --------------------------------------------------
                                              HISTORICAL    ADJUSTMENT              PRO FORMA
                                              ----------    ----------              ---------
CURRENT ASSETS:
  Cash and cash equivalents................  $ 2,155,000     $506,000   (3)       $ 2,661,000
  Net receivables --
     Accounts receivable..................    15,857,000      (26,000)  (2)        15,831,000
     Notes receivable for student tuition..    4,273,000                            4,273,000
     Allowance for uncollectible accounts..   (1,277,000)                          (1,277,000)
                                             -----------      --------             ----------
       Total net receivables...............   18,853,000      (26,000)             18,827,000

  Deferred income taxes....................      450,000                              450,000
  Supplies and prepaid expenses............    1,087,000     (276,000)  (2)           811,000
                                             -----------   ----------              ----------
       Total current assets................   22,545,000      204,000              22,749,000

PROPERTY and EQUIPMENT, net................    3,015,000      (41,000)  (2)         2,974,000

TOTAL INTANGIBLE ASSETS....................    1,719,000     (778,000)  (2)           941,000

LONG-TERM NOTES RECEIVABLE.................    2,317,000      (78,000)  (2)         2,239,000

OTHER......................................      101,000     (407,000)  (4)           508,000
                                             -----------   ----------              ----------
     Total other assets....................    2,418,000      329,000               2,747,000
                                             -----------   ----------              ----------
TOTAL ASSETS...............................  $29,697,000    ($286,000)            $29,411,000
                                             ===========   ==========              ==========




           (The remainder of this page was left intentionally blank.)

                        CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          PRO FORMA
                                         ------------------------------------------
                                          HISTORICAL      ADJUSTMENT       PRO FORMA
                                          ----------      ----------       ---------
CURRENT LIABILITIES:
  Deferred student tuition..............   15,482,000    (111,000)  (2)  $15,371,000
  Current debt maturities...............      278,000                        278,000
  Accrued salaries and wages............      888,000                        888,000
  Current deferred income taxes.........      271,000      29,000   (2)      300,000
  Other accrued liabilities and
     accounts payable...................    1,881,000     (55,000)  (2)    1,826,000
                                          -----------   ---------        -----------
       Total current liabilities........   18,800,000    (137,000)        18,663,000


OTHER LONG-TERM LIABILITIES.............      879,000                        879,000

DEFERRED INCOME TAXES...................      548,000      60,000   (2)      608,000

SUBORDINATED DEBT DUE TO RELATED PARTY..    2,672,000                      2,672,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock.......................       30,000      (3,000)  (2)       27,000
  Common stock..........................      698,000                        698,000
  Capital in excess of par..............    8,128,000    (350,000)  (2)    7,778,000
  Accumulated deficit...................   (1,997,000)    144,000   (5)   (1,853,000)
  Less-treasury stock...................      (61,000)                       (61,000)
                                          -----------   ---------        -----------
                                            6,798,000    (209,000)         6,589,000
                                          -----------   ---------        -----------
     Total stockholders' equity.........  $29,697,000   ($286,000)       $29,411,000
                                          ===========     =======        ===========


          (The remainder of this page was left intentionally blank.)

                        CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                                       PRO FORMA SIX MONTHS ENDED 6/30/96
                                                                 ---------------------------------------------
                                                                 HISTORICAL      ADJUSTMENTS(2)    PRO FORMA
                                                                 ----------      -----------       ---------

STUDENT TUITION AND
  OTHER REVENUE.........................................         $20,302,000    ($1,223,000)     $19,079,000
                                                                 -----------     ----------      -----------

OPERATING EXPENSES:
  Payroll costs.........................................           9,414,000       (633,000)       8,781,000
  Occupancy.............................................           2,532,000       (306,000)       2,226,000
  Instructional materials and supplies..................           1,862,000       (274,000)       1,588,000
  Advertising...........................................           1,425,000        (38,000)       1,387,000
  Other general and administrative......................           2,729,000        (49,000)       2,680,000
  Provision for uncollectible accounts..................           1,089,000                       1,089,000
                                                                 -----------     ----------      -----------
        Total operating expenses........................          19,051,000     (1,300,000)      17,751,000
                                                                 -----------     ----------      -----------
OPERATING INCOME........................................           1,251,000         77,000        1,328,000
INTEREST EXPENSE........................................           1,087,000                       1,087,000
                                                                 -----------     ----------      -----------
INCOME BEFORE INCOME TAXES..............................             164,000         77,000          241,000
PROVISION FOR INCOME TAXES..............................              41,000         19,000           60,000
                                                                 -----------     ----------      -----------
NET INCOME..............................................         $   123,000     $   58,000      $   181,000
                                                                 ===========     ==========      ===========

WEIGHTED AVERAGE COMMON AND
  COMMON SHARE EQUIVALENTS
  OUTSTANDING...........................................           7,712,000                       7,712,000
                                                                  ==========                       =========

EARNINGS PER WEIGHTED AVERAGE
  COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING...............................                $0.0                           $0.01
                                                                        ====                           =====



          (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995


                                                       PRO FORMA TWELVE MONTHS ENDED 12/31/95
                                                      ----------------------------------------

                                                       Historical   Adjustments(2)  Pro Forma
                                                      -----------   ------------   -----------
STUDENT TUITION AND
   OTHER REVENUE..................................    $39,274,000   ($2,914,000)   $36,360,000
                                                      -----------   ------------   -----------

OPERATING EXPENSES:
   Payroll costs..................................     17,725,000    (1,195,000)    16,530,000
   Occupancy......................................      5,197,000      (538,000)     4,659,000
   Instructional materials and supplies...........      3,637,000      (535,000)     3,102,000
   Advertising....................................      2,820,000       (73,000)     2,747,000
   Other general and administrative...............      5,879,000       (95,000)     5,784,000
   Provision for uncollectible accounts...........      1,577,000                    1,577,000
                                                      -----------   ------------   -----------
        Total operating expenses..................     36,835,000    (2,436,000)    34,399,000
                                                      -----------   ------------   -----------
OPERATING INCOME..................................      2,439,000      (478,000)     1,961,000
INTEREST EXPENSE..................................        659,000                      659,000
                                                      -----------   ------------   -----------
INCOME BEFORE INCOME TAXES........................      1,780,000      (478,000)     1,302,000
PROVISION FOR INCOME TAXES........................        181,000       (48,000)       133,000
                                                      -----------   ------------   -----------
NET INCOME........................................    $ 1,599,000   ($  438,000)   $ 1,169,000
                                                      ===========   ============   ===========

WEIGHTED AVERAGE COMMON AND
   COMMON SHARE EQUIVALENTS
   OUTSTANDING....................................      7,642,000                    7,642,000
                                                      ===========                  ===========

EARNINGS PER WEIGHTED AVERAGE
   COMMON AND COMMON SHARE
   EQUIVALENTS OUTSTANDING........................          $0.18                        $0.12
                                                            =====                        =====


GENERAL

Note 1: On August 2, 1996 the assets of Person/Wolinsky Associates, a wholly owned subsidary of the Company were sold. The above accompanying unaudited pro forma balance sheets and statements of operations give effect to the sale and the use of the resulting net proceeds for the Company assuming the transaction occurred on January 1, 1995.

          As a result of the sale the Company will receive proceeds of $859,000. Approximately $353,000 of these proceeds will be used to redeem 31,000 shares of preferred stock held by CenCor.

          The pro forma consolidated financial data presented herein is based on certain assumptions and do not purport to represent what the Registrant's results of operations would have been had such transactions, in fact, occurred at the dates indicated, or to project the Registrant's results of operations or financial condition to any future date or period. The pro forma financial data are based upon and should be read in conjunction with the historical consolidated financial statements including the notes thereto, included on this Form 10-Q and the Registrant's Annual Report to Form 10-K for the year ended December 31, 1995.

Note 2: Assuming the assets of Person/Wolinsky Associates were sold January 1, 1995 for statement of operations and balance sheet purposes, assets, liabilities, and various income statement components would not have been included in the Company's consolidated financial statements in the periods presented.

Note 3: Reflects the proceeds of the sale less cash paid to CenCor for redemption of 31,000 shares of preferred stock and the related dividends.

          Cash at closing................................      $ 750,000

          Costs and expenses related to the fall course
             incurred by Seller prior to May 1, 1996.....         89,000

          Sale of inventory..............................         20,000

          Redemption of preferred stock..................       (353,000)
                                                               ---------
                                                               $ 506,000
                                                               =========

Note 4: The $750,000 non-compete Agreement is payable in ten equal annual installments commencing December 15, 1996. The payments have been discounted at a 13% effective rate for pro forma balance sheet presentation.

Note 5: Gain on sale of Person/Wolinsky Associates has been estimated as follows:.

          Net cash received  (Note 3)....................    $   506,000

          Redemption of preferred stock..................        353,000

          Net present value of non-compete agreement.....        436,000

          Assets sold....................................     (1,228,000)

          Liabilities sold...............................        166,000
                                                             -----------

                    Sub-total                                    233,000
          Taxes, 38% effective tax rate..................        (89,000)
                                                             -----------
                    Gain on sale of assets...............    $   144,000
                                                             ===========

ITEM 6.   EXHIBITS:

               Exhibit 1 - Person/Wolinsky Associates Asset Sale Contract

               Exhibit 2 -  Amendment Number Three to CenCor, Inc. Debt
                            Agreement



           (The remainder of this page was left intentionally blank.)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONCORDE CAREER COLLEGES, INC.


                                    DATED:   AUGUST 2, 1996
                                    BY:   /S/    JACK L. BROZMAN
                                       --------------------------
                                       JACK L. BROZMAN, PRESIDENT



                                    BY:   /S/  GREGG GIMLIN
                                       -------------------------------------
                                       GREGG GIMLIN, CHIEF FINANCIAL OFFICER

                         CONCORDE CAREER COLLEGES, INC.


                                   FORM 10-Q

                         SIX MONTHS ENDED JUNE 30, 1996


                                 EXHIBIT INDEX


 Exhibit                        Description                           Page Numbers
 -------                        -----------                           ------------

10(k)          Asset Purchase Agreement among Person/Wolinsky          1  -   19
               Associates, Inc., Concorde Career Colleges, Inc.
               and DGZ Associates, Inc.  July 10, 1996

10(h)(vii)     Third Amendment to the Restructuring, Security         20  -   36
               and Guaranty Agreement

27             Financial Data Schedule                                37

