Form 10-Q
period 1996-09-30
CONCORDE CAREER COLLEGES INC
filed 1996-11-19
CIK 832483

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1996    Commission File No.      0-16992
                      ------------------                             -------


                      CONCORDE CAREER COLLEGES, INC.
                      ------------------------------
             (exact name of registrant as specified in its charter)


            Delaware                                      43-1440321
-------------------------------                ---------------------------------
(State of other jurisdiction of                (I. R. S. Employer Identification
Incorporation or Organization)                  Number)


4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                      64196
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                (Zip Code)



Registrant's telephone number, including area code:   (816)  474-8002
                                                    -------------------

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

(1)  Yes     X      No _____           (2)  Yes     X      No _____
         ---------                              ---------


As of November 7, 1996 Concorde Career Colleges, Inc. had 6,961,776 shares of Common Stock outstanding, with a market value of $7,178,000.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-Q

                     NINE MONTHS ENDED SEPTEMBER 30, 1996


                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                           PAGE
                                                                           ----

Item 1.  Financial Information..........................................      1

Condensed Consolidated Balance Sheets...................................    2,3

Condensed Consolidated Statements of Operations.........................      4

Condensed Consolidated Statements of Cash Flows.........................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results Operations.........................................      6



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     12

Item 2.  Change in Securities...........................................     14

Item 3.  Defaults Upon Senior Securities................................     14

Item 4.  Submission of Matters to a Vote of Security Holders............     14

Item 5.  Other Materially Important Events..............................     14

Item 6.  Exhibits.......................................................     14

Signatures..............................................................     15

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


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

                        CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                    ASSETS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1996            1995
                                                       -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents..........................  $ 2,582,000     $ 3,295,000
  Net receivables  --
     Accounts receivable............................    18,107,000      17,055,000
     Notes receivable for student tuition............    3,575,000       3,188,000
     Allowance for uncollectible accounts............   (2,241,000)     (1,394,000)
                                                       -----------     -----------
                                                        19,441,000      18,849,000

  Deferred income taxes..............................      450,000         170,000
  Supplies and prepaid expenses......................      765,000         914,000
                                                       -----------     -----------
     Total current assets............................   23,238,000      23,228,000

PROPERTY and EQUIPMENT, net: ........................    2,819,000       3,220,000

COST IN EXCESS OF NET TANGIBLE ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of
  $1,777,000 at September 30, 1996 and $2,591,000
  at December 31, 1995, respectively.................      811,000       1,847,000

OTHER ASSETS:
  Long-term notes receivable for student tuition
  less allowance for uncollectible accounts of
  $988,000 at September 30, 1996 and $709,000 at
  December 31, 1995, respectively....................    3,574,000       2,495,000

  Other..............................................      501,000          30,000
                                                       -----------     -----------
     Total other assets..............................    4,075,000       2,525,000
                                                       -----------     -----------
                                                       $30,943,000     $30,820,000
                                                       ===========     ===========



               See accompanying Item 2. Management's Discussion.

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1996           1995
                                                      ------------    -----------
CURRENT LIABILITIES:
 Deferred student tuition...........................   $16,771,000   $15,248,000
 Current debt due related party.....................     2,884,000       215,000
 Accrued salaries and wages.........................       753,000       951,000
 Accrued interest...................................       457,000        12,000
 Current deferred income taxes......................       174,000       471,000
 Other accrued liabilities and accounts payable.....     1,770,000     2,413,000
                                                       -----------   -----------
   Total current liabilities........................    22,809,000    19,310,000


LONG TERM DEBT......................................                   1,343,000

OTHER LONG-TERM LIABILITIES.........................                      80,000

DEFERRED INCOME TAXES...............................       826,000       690,000

SUBORDINATED DEBT DUE TO RELATED PARTY..............                   2,723,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, 600,000 shares
 authorized 266,840 shares issued and outstanding...        27,000        30,000

 Common stock, $.10 par value, 19,400,000 shares
 authorized, 6,988,576 shares issued and 6,961,776
 shares outstanding.................................       699,000       698,000

 Capital in excess of par...........................     7,779,000     8,128,000
 Accumulated deficit................................    (1,136,000)   (2,121,000)
 Less-treasury stock, 26,800 shares, at cost........       (61,000)      (61,000)
                                                       -----------   -----------
  Total stockholders' equity........................     7,308,000     6,674,000
                                                       -----------   -----------
                                                       $30,943,000   $30,820,000
                                                       ===========   ===========

               See accompanying Item 2. Management's Discussion.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                NINE MONTHS  THREE MONTHS
                                                   ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                -------------------------  -------------------------
                                                   1996          1995          1996         1995
                                                -----------  ------------  ------------  -----------
STUDENT TUITION AND
  OTHER REVENUE:..............................  $30,620,000   $29,447,000  $10,318,000   $11,101,000
                                                -----------   -----------  -----------   -----------

OPERATING EXPENSES:
  Payroll costs...............................   13,789,000    13,219,000    4,375,000     4,704,000
  Occupancy...................................    3,627,000     4,047,000    1,095,000     1,431,000
  Instructional materials and supplies........    2,500,000     2,861,000      638,000     1,206,000
  Advertising.................................    2,208,000     2,076,000      783,000       753,000
  Other general and administrative............    4,399,000     4,065,000    1,670,000     1,290,000
  Provision for uncollectible accounts........    2,225,000     1,243,000    1,136,000       497,000
                                                -----------   -----------  -----------   -----------
      Total operating expenses................   28,748,000    27,511,000    9,697,000     9,881,000
                                                -----------   -----------  -----------   -----------
OPERATING INCOME..............................    1,872,000     1,936,000      621,000     1,220,000
INTEREST EXPENSE..............................      743,000       524,000     (344,000)      159,000
                                                -----------   -----------  -----------   -----------
INCOME BEFORE INCOME TAXES and GAIN ON SALES..    1,129,000     1,412,000      965,000     1,061,000
GAIN ON SALE OF ASSETS........................      184,000                    184,000
                                                -----------   -----------  -----------   -----------
INCOME BEFORE INCOME TAXES....................    1,313,000     1,412,000    1,149,000     1,061,000
PROVISION FOR INCOME TAXES....................      328,000       141,000      287,000       106,000
                                                -----------   -----------  -----------   -----------
NET INCOME....................................  $   985,000   $ 1,271,000  $   862,000   $   955,000
                                                ===========   ===========  ===========   ===========

WEIGHTED AVERAGE COMMON AND
  COMMON SHARE EQUIVALENTS
  OUTSTANDING.................................    7,703,000     7,406,000    7,713,000     7,456,000
                                                ===========   ===========  ===========   ===========

EARNINGS PER WEIGHTED AVERAGE
  COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING.....................        $0.11         $0.15        $0.11         $0.12
                                                      =====         =====        =====         =====


               See accompanying Item 2. Management's Discussion.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                             1996            1995
                                                             ----            ----
CASH FLOWS -- OPERATING ACTIVITIES:

 Net income...........................................   $   985,000      $ 1,271,000
 Adjustments to reconcile net income to net
   cash provided by operating activities -
   Depreciation and amortization......................       811,000          905,000
   Provision for losses on accounts receivable........     2,225,000        1,244,000
   Gain on sale of assets.............................      (184,000)

   Change in assets and liabilities, net  -
      Change in receivables...........................    (3,895,000)      (1,809,000)
      Change in deferred student tuition..............     1,523,000        2,723,000
      Change in deferred income taxes.................       307,000         (815,000)
      Change  in accrued income taxes.................      (468,000)         623,000
      Other changes in assets and liabilities, net....      (742,000)       1,016,000
                                                         -----------      -----------

          Total adjustments...........................      (423,000)       3,887,000
                                                         -----------      -----------
            Net operating activities..................       562,000        5,158,000

CASH FLOWS -- INVESTING ACTIVITIES:
 Cash from sale of assets.............................       929,000
 Capital expenditures.................................      (370,000)        (477,000)
                                                         -----------      -----------
            Net investing activities..................       559,000         (477,000)

CASH FLOWS -- FINANCING ACTIVITIES:
 Preferred stock redemption...........................      (352,000)
 Principal payments on long-term debt.................    (1,482,000)      (2,334,000)
                                                         -----------      -----------
            Net financing activities..................    (1,834,000)      (2,334,000)
                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents..      (713,000)       2,347,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......     3,295,000        1,182,000
                                                         -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............   $ 2,582,000      $ 3,529,000
                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest...........................................   $   161,000      $   255,000
   Income taxes.......................................       761,000          186,000

 Cash received during the period for:
   Interest...........................................       299,000          258,000
   Income tax refunds.................................           -0-              -0-

               See accompanying Item 2. Management's Discussion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


     The Company owns and operates proprietary postsecondary schools which offer career training, primarily in the allied health field (together the "Resident Schools"). The Company owned Person/Wolinsky Associates, which offered review courses for the CPA exam (the "CPA Review Courses"). On August 2, 1996, the Company sold the assets of Person/Wolinsky Associates. In addition, the Company sold the assets of its' San Jose, California School on August 30, 1996. The following table presents the revenue for the Resident Schools and the CPA Review Courses for the periods indicated. Amounts are in thousands.

                                         Nine Months           Three Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       1996        1995       1996       1995
                                     -------     -------    -------     -------
Resident  Schools................    $29,393     $26,566    $10,314     $ 9,470
CPA Review Courses...............      1,227       2,881          4       1,631
                                     -------     -------    -------     -------
     Total.......................    $30,620     $29,447    $10,318     $11,101
                                     =======     =======    =======     =======

     The following table presents the relative percentage of revenues derived from the Resident Schools and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.

                                                    Nine Months            Three Months
                                                 Ended September 30,     Ended September 30,
                                                --------------------    --------------------
                                                   1996      1995          1996      1995
                                                  ------    ------        ------    ------
Allied Health & Computer Schools..............     96.0%     90.2%        100.0%     85.3%
CPA Review Courses............................      4.0       9.8         ---.-      14.7
                                                  -----     -----         -----     -----
Total.........................................    100.0     100.0         100.0     100.0
                                                  =====     =====         =====     =====

Operating expenses:
  Payroll.....................................     45.0      44.9          42.4      42.4
  Occupancy...................................     11.8      13.7          10.6      12.9
  Materials and supplies......................      8.2       9.7           6.2      10.9
  Advertising.................................      7.2       7.1           7.6       6.8
  Other general & administrative..............     14.4      13.8          16.2      11.6
  Provision for uncollectible accounts........      7.3       4.2          11.0       4.5
                                                  -----     -----         -----     -----
  Total.......................................     93.9      93.4          94.0      89.1
Operating income..............................      6.1       6.6           6.0      10.9
Interest expense..............................      2.4       1.8          (3.4)      1.4
                                                  -----     -----         -----     -----
Income before income taxes and gain on sales..      3.7       4.8           9.4       9.5
(Gain) on sale of fixed assets................     (0.6)                   (1.8)
                                                  -----     -----         -----     -----
Income before income taxes....................      4.3       4.8          11.2       9.5
Provision for income taxes....................      1.1       0.5           2.8       1.0
                                                  -----     -----         -----     -----
Net income....................................      3.2%      4.3%          8.4%      8.5%
                                                  =====     =====         =====     =====



           (The remainder of this page was left intentionally blank.)

RESULTS OF OPERATIONS

                 QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO
                       QUARTER ENDED SEPTEMBER 30, 1995


     The assets of Person/Wolinsky Associates were sold on August 2, 1996. The CPA exam is administered twice each year therefore the operations of the CPA Review Courses were seasonal, impacting the results of the Company during the quarters ending March 31 and September 30. Due to the sale, the Company did not receive any revenue or experience any expenses for the Fall course.

     Net income of the Company decreased $93,000 or 9.7% to $862,000 for the three months ended September 30, 1996 compared to net income of $955,000 for the same period in 1995. The CPA Review Courses had a net loss of $148,000 for the quarter to net income of $565,000 for the same period in 1995. The Company's 1996 net income was also adversely affected by increased reserves for bad debt as discussed below. The San Jose School was sold on August 30, 1996. The net loss from operation of the San Jose School was approximately $94,000 greater for the quarter as compared to 1995. In addition, the Company recorded a net gain on the sale of Person/Wolinsky and the San Jose School.

     Total revenue decreased 7.1%, or $783,000 to $10,318,000 for the three months ended September 30, 1996 compared to $11,101,000 in 1995. Revenue for the CPA Review Courses decreased $1,627,000 while revenue at the Schools increased $844,000.

     Total operating expenses were virtually the same in 1996 as compared to 1995, decreases in expenses were due to the sale of Person/Wolinsky and the San Jose School.

     Payroll decreased $329,000 or 7.0% to $4,375,000 in 1996 compared to $4,704,000 in 1995. Payroll expense at the Schools has increased as the Company has added additional staff for enrollment increases and as the Company continues to upgrade the quality of staff and faculty. The Schools payroll increases were offset by decreased payroll from the sale of Person/Wolinsky and San Jose.

     Occupancy decreased $336,000 or 23.5% to $1,095,000 from $1,431,000 in
1995. Occupancy for the Schools remained relatively stable. Occupancy for Person/Wolinsky decreased $245,000 compared to 1995.

     Instructional materials and supplies expense decreased 47.1% or $568,000 to $638,000 in 1996 compared to $1,206,000 in 1995. The sale of Person/Wolinsky and San Jose accounted for $380,000 of the decrease. The remaining decrease is due to the timing of class starts and the related textbook expense.

     General and administrative expenses increased $380,000 or 29.5% to $1,670,000 from $1,290,000 in 1995. The Schools experienced increases in professional fees and group health insurance.

     Provision for uncollectible accounts increased 128.6% or $639,000 to $1,136,000 in 1996 compared to $497,000 in 1995. The Company has been increasing the number of loans provided by the Company's Schools for their students since the fourth quarter of 1995. As a result, the gross value of notes receivable increased $1,544,000 from the same period in 1995. The increase in the provision for bad debts also includes an increase of approximately $559,000 due to a greater number of these notes being collected by the Schools instead of a professional note servicing agency. The Company's recently adopted policy that all new student notes will be serviced by a professional agency is expected to reduce future risk and required reserve ratios. See discussion in "Liquidity and Resources."

     Interest expense decreased $503,000 to a negative $344,000 in 1996 from $159,000 in 1995. The change is due to decreases in bank and subordinated debt and a reduction of $422,000 for the charge to interest for an additional payment due CenCor in 1997. See discussion in "Liquidity and Resources."

     The Company recorded a $99,000 loss from the sale of the San Jose School and a gain of $283,000 from the sale of Person/Wolinsky. Both transactions were recorded as sales of assets.

     In 1996 a tax provision of $287,000 or 25.0% was recorded compared to a provision of $106,000 or 10.0% in 1995. This tax provision is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Weighted average common and common share equivalents outstanding increased to 7,713,000 from 7,446,000. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was $0.11 and $0.12 at September 30, 1996 and 1995, respectively. EPS is shown net of preferred stock dividends (not declared) of $50,000 for the three months ended September 30, 1996 and $63,000 for the same period in 1995. Cumulative dividends in arrears on the Preferred Stock were $404,000 as of September 30, 1996.


                NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1995


     Net income decreased $286,000 or 22.5% to $985,000 for the nine months ended September 30, 1996 compared to net income of $1,271,000 in 1995. The 1996 net income was adversely affected by an interest accrual of $457,000 and increased bad debt expense discussed below. Total revenue increased 4.0%, or $1,173,000 to $30,620,000 for the nine months ended September 30, 1996 compared to $29,447,000 in 1995. The increase is a result of enrollment increases and a modest price increase in the second quarter of 1995.

     The CPA Review Course was sold on August 2, 1996. As a result of the sale the Company had no revenue related to the Fall course. Revenue for the CPA Review Course decreased 57.4% or $1,654,000 to $1,227,000 from $2,881,000 in
1995. Operating loss for the nine months was $225,000 in 1996 compared to operating income of $666,000 in 1995. Because the CPA exam is administered twice each year, the operations of the CPA Review Courses were seasonal, impacting the results of the Company during the quarters ending March 31 and September 30.

     Total operating expenses increased $1,237,000 or 4.5% to $28,748,000 for the nine months ended September 30, 1996 compared to $27,511,000 in 1995. All categories of operating expenses decreased as a result of the sale of the CPA Review Course and the San Jose School.

     Payroll increased $570,000 or 4.3% to $13,789,000 in 1996 compared to $13,219,000 in 1995. The Company has added additional staff as enrollment has increased. In addition, the Company continues to upgrade the quality of staff and faculty.

     Occupancy decreased $420,000 or 10.4% to $3,627,000 from $4,047,000 in
1995. Person/Wolinsky's occupancy expense decreased $216,000. The Schools occupancy expense decreased $204,000 primarily due to refunds from workers compensation insurance.

     Instructional materials and supplies expense decreased 12.6% or $361,000 to $2,500,000 in 1996 compared to $2,861,000 in 1995. The sale of Person/Wolinsky accounted for $260,000 of the decrease. The remaining change is due to decreased textbook expense.

     Other general and administrative expenses increased 8.2% or $334,000 to $4,399,000 in 1996 from $4,065,000 in 1995. The change is due to increases in printing, scholarship expenses and health insurance. The increase was offset by a provision of $282,000 established in the first quarter of 1995 when the Company was informed that its' Lauderdale Lakes, Florida School would be required to refund Title IV funds to government agencies.

     Provision for uncollectible accounts increased 79.0% or $982,000 to $2,225,000 in 1996 compared to $1,243,000 in 1995. The Company has been increasing the number of loans provided by the Company's Schools for their students since the fourth quarter of 1995. As a result, the gross value of notes receivable increased $1,544,000 from the same period in 1995. The increase in the provision for bad debts also includes an increase of approximately $559,000 due to a greater number of these notes being collected by the Schools instead of a professional note servicing agency. The Company's recently adopted policy that all new student notes will be serviced by a professional agency is expected to reduce future risk and required reserve ratios. See discussion in "Liquidity and Resources."

     Interest expense increased 41.8% or $219,000 to $743,000 in 1996 from $524,000 in 1995. Decreases due to reduced bank and subordinated debt were offset by a $457,000 charge to interest for an additional payment due CenCor in 1997. See discussion in "Liquidity and Resources."

     The Company recorded a $99,000 loss from the sale of the San Jose School and a gain of $283,000 from the sale of Person/Wolinsky. Both sales were recorded as sales of assets.

     In 1996, a tax provision of $328,000 or 25.0% was recorded compared to a provision of $141,000 or 10.0% in 1995. This tax benefit is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Weighted average common and common share equivalents outstanding increased to 7,703,000 in 1996 from 7,406,000 in 1995. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was $0.11 and $0.15 for the nine months ended September 30,1996 and 1995, respectively. EPS is shown net of preferred stock dividends (not declared) of $169,000 for the nine months ended September 30, 1996 and $186,000 for the same period in 1995. Cumulative dividends in arrears on the Preferred Stock were $404,000 as of September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor a Junior Secured Debenture (the "Debenture") in the principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Interest on the Debenture accrued from October 30, 1992 through June 30, 1996. The first principal and interest payment was made June 30, 1996. The entire balance of the Debenture is due July 31, 1997. Interest accrues at 1.5% over the prime rate. At July 31, 1997 CenCor is entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeds $3,500,000. Market capitalization is the total common shares of the Company multiplied by the highest average share price (high-bid) for any period of 30 consecutive trading days between January 1, 1997 and June 30, 1997. At September 30, 1996 this payment was accrued and would have been valued at $457,000. The $457,000 represents the latest 30 day average of the Company's stock price at September 30, 1996. The highest 30 day average stock price January 1 through September 30, 1996 has been $1.05 which would be a $952,000 payment. As the Company's average stock price increases the payment due CenCor increases. (See the table below.) Management will continue to accrue an estimate of the payment based on the average stock price.

     The table below reflects the payment due CenCor at July 31, 1997 if the average high-bid stock price reaches the stated levels:


           Stock Price  Payment Due
           ---------    -----------
             $ .50      $      -0-
               .75         430,000
              1.00         865,000
              1.50       1,734,000
              2.00       2,604,000

     Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Cumulative Preferred Stock (the "Preferred Stock"). The Preferred Stock, $.10 par value, has a per share liquidation preference of $10.00. Cumulative quarterly dividends accrue at a rate equal to 73% of the then current interest rate on the Debenture. The dividends cumulate until such time as the Debenture has been repaid in full which is currently scheduled for July 31, 1997. At such time, the accumulated quarterly dividends will be paid ratably over the ensuing 12 fiscal quarters. The Preferred Stock has no mandatory redemption date but the Company may redeem the Preferred Stock, in whole or in part, at any time, at liquidation value plus accrued cumulative dividends. The exchange reduced long-term debt and increased the equity of the Company by $3,000,000. By virtue of the reduced debt, interest is reduced which improves income before taxes, but the Company will incur non-deductible dividends on the preferred shares. Approximately half of the proceeds of the sale of assets of the CPA Review Courses and the San Jose School were used to redeem preferred stock and the related dividends. Outstanding preferred stock shares at November 8, 1996 were 266,840.

     Additionally, the Company paid the remaining balance of a bank term loan in 1996. The balance of this bank debt was $1,343,000 at December 31, 1995. The Company currently has no bank line of credit for working capital.

     Cash and cash equivalents decreased $713,000 to $2,582,000 at September 30, 1996 from $3,295,000 at January 1, 1996. This compares to a $2,347,000 increase for the same period in 1995.

     Net cash provided by operating activities was $562,000 for the nine months ended September 30, 1996 a decrease of $4,596,000 as compared to the same period in 1995. Approximately $610,000 of the decrease is due to the sale of Person/Wolinsky. The remaining decrease is primarily a result of less cash collections at the Schools due to increased loans provided by the Company's Schools, as discussed below. Deferred student tuition increased $1,523,000 compared to an increase of $2,723,000 in 1995. Other changes in assets and liabilities decreased $742,000 in 1996 compared to an increase of $1,016,000 in 1995. The decrease of $1,958,000 was attributable to decreased accrued expenses and other liabilities.

     Capital expenditures in 1996 were $370,000 compared to $477,000 in 1995. Capital expenditures for 1996 and 1995 were primarily for additional classroom equipment. Principal payments on debt were $1,482,000 in 1996 compared to $2,334,000 in 1995. This included $139,000 in subordinated debt payments to CenCor. Redemption of preferred stock and the related dividends was $352,000 in 1996.

     Beginning with the fourth quarter of 1995, the Company increased the number of loans provided by the Company's Schools for their students due to the Department of Education's regulation which requires that the Schools receive no more than 85% of their cash revenue from Title IV funding. These loans defer cash collections, and currently reduce the Company's cash flow. In the third quarter of 1996 a review of the Schools notes and related reserves identified a concern with notes being serviced by the Schools and the Schools' ability to adequately collect those notes. $5,857,000 of the Company's notes are in the hand of a third party servicer. Notes at the third party servicer are easily identified and the collection effort quantifiable. Notes being serviced by the Schools are not easily analyzed and the collection effort is hard to quantify. As a result the Company has increased its reserves for the notes being serviced by its Schools until the collectibility can be better quantified. In addition, the Company has changed its policy and in the future all new notes will be serviced by a third party agency. Increased reliance on loans may have an additional impact on future liquidity and may increase bad debt expense.

     The Company is moving its North Hollywood School to a new location in 1997. A lease agreement has been signed. The new building will provide better access and additional space for new programs. Leasehold improvements and new equipment will cost approximately $850,000. The Company must obtain waivers of debt agreement covenants to proceed with the move.

     On August 2, 1996 the assets of Person/Wolinsky Associates, a wholly owned subsidiary of the Company were sold. As a result of the sale the Company received proceeds of $879,000. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996.

     On August 30, 1996 the Company sold the assets of its Allied Health School located in San Jose, California. The Company received proceeds of $50,000 and a $300,000 promissory note, due February 27, 1997 for the school's assets.

     CenCor, which agreed to release its security interest in the assets and consent to these sales, received approximately $378,000 in the form of a preferred stock redemption. Approximately 33,000 shares of preferred stock were released and $46,000 of accumulated dividends paid as a result of these transactions.

     Earnings per weighted average common and common equivalent share is shown net of preferred stock dividends (not declared) of $50,000 for the three months ended September 30, 1996 and $63,000 for the same period in 1995. Preferred stock dividends (not declared) were $169,000 for the nine months ended September 30, 1996 compared to $186,000 for the same period in 1995. Cumulative Preferred Stock dividends in arrears were $404,000 as of September 30, 1996.

     The Department of Education ("DOE") regularly conducts program reviews of educational institutions participating in Title IV programs. During September 1996, the Company received Final Program Review Determination Letters from the DOE for two if its Schools. The letters asked for repayment of liabilities which are immaterial to the Company's financial position. Some of the liabilities are being appealed. In addition, several findings are being referred to the DOE's Compliance and Enforcement Division ("CED") for possible further action. The Company does not know what further action may be taken. However, the DOE could limit, suspend, or terminate the Schools' eligibility to participate in Title IV funding programs. The Company will appeal any such action.

     While the outcome of matters involving the DOE cannot be determined with certainty, management believes that the final outcome will not have a material impact to its results of operations or its financial position.

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
           -----------------

Department of Education Matters

     The Department of Education ("DOE") is authorized to limit, suspend, or terminate (LS&T) the eligibility of a school to participate in Federal Title IV student loan programs and, in certain circumstances, the Pell grant program, if the rate of students who default on their loans during a defined period is equal to or exceeds 25% during each of the three most recent fiscal years. As a result of litigation, the Company's 1990 and 1991 rates were suspended. The 1992 and 1993 rates have been published for the Company's Schools and the Company has received preliminary 1994 rates. Three of the Company's Schools have pre appeal rates which equal or exceed 25% for three consecutive years. The Company believes that the preliminary 1994 rates for two of the Schools may be lowered below 25% when they are appealed. However, all three Schools could be in jeopardy of LS&T if the preliminary 1994 rates are not lowered through appeal and if the current appeals of 1992 and 1993 rates do not bring those rates below 25%. The final 1994 rates are expected to be published in mid December, 1996.

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

     The Company also has pursued administrative appeals seeking a reduction of its previously published 1992 and 1993 rates. These appeals are being pursued under a rate correction appeal process established by Congress in late 1993 for the correction of default rates for demonstrated occurrences of improper loan servicing and collections. The Company's appeals were commenced in the fall of 1994 and in the spring of 1996. The appeals were for loan servicing errors and/or erroneous data.

     During the third quarter of 1996, the Company received responses on its appeals for eight of its Schools' 1992 and 1993 rates. 1992 rates were adjusted for five Schools, and 1993 rates were adjusted for seven of the Company's Schools. The adjustments did not decrease the rates more than 4.5%. All but two of the adjusted rates are greater than 25%. The Company's Schools have outstanding erroneous data appeals for 1992 and 1993 rates. As previously noted, the Company's Schools have servicing errors and erroneous data appeals pending, for 1993 rates. Consequently, the referenced Schools will continue to maintain Title IV eligibility until receipt of rulings on all 1992, 1993, and 1994 appeals.

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

     In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the Department of Education (DOE) alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The DOE gave notice that it intended to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the DOE discontinued disbursing student financial assistance funds. The amount being claimed by DOE is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for DOE and offered to settle all claims of DOE for the $9,828 on deposit in the SCI bank account. As of November 8, 1996, neither SCI nor its counsel has received a response to the settlement offer.

     Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to DOE. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of November 8, 1996, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

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

ITEM 6.   EXHIBITS -- NONE



          (The remainder of this page was left intentionally blank.)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONCORDE CAREER COLLEGES, INC.


                                       DATED:   NOVEMBER 18, 1996


                                       BY:   /S/    JACK L. BROZMAN
                                          -------------------------------------
                                          JACK L. BROZMAN, PRESIDENT



                                       BY:   /S/    GREGG GIMLIN
                                          -------------------------------------
                                          GREGG GIMLIN, CHIEF FINANCIAL OFFICER