Form 10-K405
period 1996-12-31
CONCORDE CAREER COLLEGES INC
filed 1997-03-31
CIK 832483

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

                  For the Fiscal Year Ended December 31, 1996

                         Commission file number 0-16992

                         CONCORDE CAREER COLLEGES, INC.
             (Exact name of registrant as specified in its charter)
                      12TH & BALTIMORE, CITY CENTER SQUARE
                                P. O. BOX 26610
                          KANSAS CITY, MISSOURI 64196
                           TELEPHONE: (816) 474-8002

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

                           YES [ X ]       NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Indicate the number of outstanding shares of the Registrant's Common Stock, as of  March 25, 1997:
                6,966,576 SHARES OF COMMON STOCK, $.10 PAR VALUE

     The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $6,050,000 as of March 25, 1997. Part III incorporates information by reference to the Registrant's definitive proxy statement for Annual Meeting of Stockholders to be held May 22, 1997.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1996

                                     INDEX

Item                                                                       Page
----                                                                       ----

                                    PART I
1.  Business............................................................    I-1

2.  Properties..........................................................    I-8

3.  Legal Proceedings...................................................    I-9

4.  Submission of Matters to a Vote of Security Holders.................   I-10

                                    PART II

5.  Market for the Registrant's Common Stock and Related Stockholder
      Matters...........................................................   II-1

6.  Selected Financial Data.............................................   II-1

7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................   II-3

8.  Financial Statements and Supplementary Data.........................  II-12

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure................................................  II-32

                                   PART III

10. Directors, Executive Officers, Promoters and Control Persons of the
      Registrant (Incorporated by Reference)............................  III-1

11. Executive Compensation (Incorporated by Reference)..................  III-1

12. Security Ownership of Certain Beneficial Owners and Management
      (Incorporated by Reference).......................................  III-1

13. Certain Relationships and Related Transactions (Incorporated by
      Reference)........................................................  III-1

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  IV-1

    Signatures...........................................................  IV-5

                                    PART I

ITEM 1.   BUSINESS

OVERVIEW

     The discussion set forth below, as well as other portions of this Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default; changes in federal or state authorization; or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

THE COMPANY

     The Company owns and operates proprietary, postsecondary schools which offer career vocational training programs primarily in the allied health field. As of December 31, 1996, the Company owned and operated resident training schools at 12 locations in six states (the "Schools"). Prior to August 2, 1996, the Company also offered Review Courses for the CPA Examination. For a comparison of the revenues generated by the Schools and the CPA Review Courses, see Item 7, "Management's Discussion and Analysis."

     The Company was formed in 1988 as a Delaware corporation, and its principal office is located at 12th and Baltimore, City Center Square, P.O. Box 26610, Kansas City, Missouri 64196 (telephone: 816/474-8002). Unless otherwise indicated, the term "Company" refers to Concorde Career Colleges, Inc. and its direct and indirect wholly-owned subsidiaries.

RECENT DEVELOPMENTS

     On August 2, 1996 the Company sold the assets of Person/Wolinsky Associates, a subsidiary which offered review courses for the CPA exam. As a result of the sale the Company received proceeds of $879,000 (the "Person/Wolinsky Sale"). On August 30, 1996, the Company sold the assets of the San Jose, California School for $350,000. The Company realized a net gain of $190,000 before income taxes, as a result of the sales. CenCor, Inc. ("CenCor"), which agreed to release its security interest in these assets and consent to both sales, received approximately $378,000 for redemption of 33,000 shares of Class A Redeemable Preferred Stock (the "Class A Preferred Stock") and $46,000 of accumulated dividends on the Class A Preferred Stock..

     On January 31, 1997 the Company sold its Warren, Michigan building for approximately $725,000 (the "Warren Sale"). Proceeds of $310,000 were paid to CenCor for redemption of approximately 27,000 shares of Class A Preferred Stock it then held and $45,000 of accumulated dividends on the Class A Preferred Stock. The Company realized a gain of $313,000 before income taxes in 1997 as a result of the Warren Sale.

     On December 30, 1996 CenCor and the Company amended the Restructuring, Security, and Guaranty Agreement (the "Fourth Amendment"). The Fourth Amendment extended the due date of the $2.4 million junior secured debenture held by CenCor (the "Old Debenture") and approximately $245,000 of unsecured obligations held by CenCor (the "Unsecured Debt") to January 1, 1998, increased quarterly principal payments on the Old Debenture approximately $30,000 to $100,000 and waived the Old Debenture's capital expenditures limitations with respect to the Company's North Hollywood, California lease. In addition, the Company agreed to pay CenCor $1,333 per day for the number of days the refinancing closing date extended beyond December 20, 1996.

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P., affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and


                                Part I - Page 1
obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock.

     The Voting Preferred Stock has the right to vote as a class with the Common Stock (with each share of Voting Preferred Stock having the equivalent voting power of 20 shares of Common Stock), on all matters presented to holders of Common Stock. Each share of Voting Preferred Stock is convertible into 20 shares of Common Stock at the election of the holder for no additional consideration. The Voting Preferred Stock is entitled to a 12% annual dividend beginning February 25, 2001 and a 15% annual dividend beginning February 25, 2003. The Voting Preferred Stock is mandatorily convertible into Common Stock upon the successful completion by the Company of a common equity offering greater than $20 million at a price greater than $4 per share of Common Stock. Cahill-Warnock also has certain preemptive rights in future issuances of stock by the Company.

     The New Debentures bear an interest rate of 5% per annum, payable quarterly, with principal due in February 2003, when the attached Warrants expire. The Warrants are not exercisable until August 25, 1998, subject to earlier conversion (at the holder's election) in the event of the successful completion by the Company of a common equity offering greater than $20 million at a price greater than $4 per share of Common Stock.

     The Voting Preferred Stock and the Warrants are also entitled to certain registration rights (with respect to the underlying Common Stock).

     As part of the Cahill Transaction, the Board of Directors of the Company was increased from three to six members, with Cahill-Warnock having the right to nominate two Directors. The sixth Director is Dr. Robert Roehrich, the Company's new President and Chief Executive Officer effective April 7, 1997.

     Pursuant to a Stockholders' Agreement among Cahill-Warnock, Messrs. Brozman and Seward, the Robert F. Brozman Trust (who, together, hold an aggregate of 52.8% of the outstanding voting securities of the Company and options to purchase 1,000,000 shares of Common Stock) and the Company, such holders have agreed to certain restrictions on the transfer and voting of voting securities held by them.

     Pursuant to the Fourth Amendment with CenCor, the Company used approximately $4.4 million of the funds from the Cahill Transaction to redeem the 260,385 outstanding shares of its Class A Preferred Stock, the Old Debenture and Unsecured Debt which were held by CenCor (the "CenCor Repayment"). As part of the CenCor Repayment, CenCor waived its right to a payment from the Company equal to 25% of the amount by which the Company's market capitalization exceeds $3.5 million on August 31, 1997. At September 30, 1996, the Company had accrued $457,000 for this purpose. After the CenCor Repayment, the only outstanding obligation of the Company to CenCor is to continue to replace written-off receivables of the Company which had been conveyed to CenCor to discharge interest that had accrued but was unpaid on the Old Debenture until such time as CenCor recovers all discharged interest. At December 31, 1996, the amount remaining to be recovered by CenCor was approximately $382,000. Jack L. Brozman, the Chairman of the Board of the Company, is the Chairman of the Board, President, and Treasurer of CenCor.

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Current Trends and Recent Events."

THE SCHOOLS

     As of December 31, 1996, the Company operated schools located in the following cities: North Hollywood, Anaheim, San Bernardino, and San Diego, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, Miami (an additional location of the Tampa School) and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; and Memphis, Tennessee.

     In order to increase name recognition of its Schools, the Company has designated each of the Schools as a "Concorde Career Institute."

                                Part I - Page 2

     ALLIED HEALTH CURRICULUM

     The Company's Schools' allied health programs of study are:
Vocational/Practical Nursing, Respiratory Therapy Technician, Surgical Technician, Pharmacy Technician, Radiology Technician, Medical Secretary, Medical Assistant, and Dental Assistant. Not all programs are offered at all Schools. Some Schools utilize different program titles pursuant to state regulations. In addition, certain Schools offer selected short term courses, including Limited X-Ray, Expanded Duties for Dental Assistants, Medical Insurance Billing, and various certification test preparations in allied health occupations. Elkins Interactive Training Network (EITN), a satellite delivery system of educational programs and seminars, is currently offered on-line in two of the Company's Schools. EITN is not affiliated with the Company.

     The Schools are on a non-traditional academic calendar with starting dates for programs varying by location and type of program. Programs typically commence monthly at each School. The Schools' programs of study usually range from eight to twenty months and include from 720 to 2,985 hours of instruction. While most programs are taught in a classroom atmosphere, hands-on clinical/laboratory experience is an integral part of the curriculum at the Schools. Most programs of study at the Schools include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the particular program.

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

     The admissions criteria for the Schools vary according to the program of study. Each applicant for enrollment must have a high school diploma, the equivalent of a high school diploma or must demonstrate the ability to benefit from the program sought before admission into the School is granted. All students must be beyond the age of compulsory high school attendance. The Company performs credit checks and/or utilizes a data base maintained by the United States Department of Education ("ED") before applicant admission to identify applicants who may be in default on a prior student loan.

     The following table sets forth the number of applicants and the student enrollments (net of cancellations) at the Schools for the periods indicated.

                                                1996     1995     1994
                                               -------  -------  -------
        Applicants Interviewed...............  22,377   23,158   23,175
        Student Enrollments..................   6,855    7,121    6,701
        Admissions...........................    30.6%    30.7%    28.9%

     At December 31, 1996, the Company had approximately 4,000 students in attendance at the Schools, including approximately 600 students on externship.

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

     If a student terminates prior to completing a program, federal and state regulations and accreditation criteria permit the Company to retain only a certain percentage of the total tuition, which varies with, but equals or exceeds, the percentage of the

                                Part I - Page 3
program completed. Amounts received by the Company in excess of such set percentage of tuition are refunded to the student or the appropriate funding source. See "Financing Student Education," below.

     Approximately 35% of all students terminate their program of study prior to completion. This includes approximately 10% of the student body who are required by the Schools to discontinue their training due to unsatisfactory academic performance or poor attendance.

    STUDENT PLACEMENT

     The Company, through the placement personnel at each School, provides job placement assistance services for its graduates. The placement personnel establish and maintain contact with local employers and other sources of information on positions available in the local area. Additionally, the School's Director of Graduate Services works with students on preparing resumes and interviewing techniques. Postgraduate placement assistance is also provided, including referral to other cities in which the Schools are located. A number of graduates do not require placement services. Frequently, the externship programs at the Health Vocation Schools result in placement of students with the practitioners participating in the externship.

     SCHOOL ADMINISTRATION

     The Senior Vice President of Operations is responsible for the overall performance of the Schools. Reporting to him are: the Vice President of Compliance/Financial Aid, the Vice President of Education, the Vice President of Operations, and the National Director of Marketing and Admissions.

     Each School is operated independently and is managed on site by a School Director reporting to the Vice President of Operations. The Vice President of Operations is assisted by Corporate Specialists. In addition, each School is staffed with a Financial Aid Director, a Director of Admissions, a Director of Education, a Director of Graduate Services, a Director of Business Services, and several other support staff. Instruction at each school is conducted by professional educators in the field or by former and current members of the business or medical community on a full-time or part-time basis. Instructional staff are selected based upon academic and professional qualifications, and experience level.

     ACCREDITATION AND LICENSING

     All the Schools are accredited through various accrediting associations recognized by the ED. These associations are the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") formerly (prior to July 1,
1993) the Accrediting Commission For Trade and Technical Schools of The Career College Association ("CCA"), and the Council on Occupational Education, formerly (prior to July 1, 1995) the Commission on Occupational Education Institutes ("COEI"). Accreditation by a nationally recognized accrediting body is necessary in order for a school to be eligible to participate in federally sponsored financial aid programs for students. See "Financing Student Education."

     Additionally, certain Schools have received accreditation or approval for specific programs from certain of the following accrediting agencies: The American Society of Health Systems Pharmacists, American Association of Medical Assistants Endowment Commission, Committee on Allied Health Education and Accreditation, the Joint Review Committee for Respiratory Therapy Education, the American Dental Association, the California Board of Dental Examiners, and the Board of Vocational Nurse and Psychiatric Technician Examiners. While such programmatic accreditation/approvals are not necessary for participation in federally sponsored financial aid programs, they are required for certification and/or licensure of graduates from some of the programs offered by certain of the Schools, such as the Vocational or Practical Nurse program offered at the San Bernardino, San Diego, Denver, North Hollywood and Anaheim Schools. Additionally, such accreditation or approvals have been obtained because management believes they enhance the students' employment opportunities in those states that recognize these accrediting agencies.

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

                                Part I - Page 4

     Each School is also licensed as an educational institution under applicable state and local licensing laws, and is subject to a variety of state and local regulations. Such regulations may include approval of the curriculum, faculty and general operations.

     FINANCING STUDENT EDUCATION

     Tuition and other ancillary fees at the Schools vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $5,925 to $12,975.

     Most students attending the Schools utilize federal government grants and/or the Federal Family Education loan programs available under the Higher Education Act of 1965, as amended (the "Act"), and various programs administered thereunder to finance their tuition. Each School has at least one financial aid officer who assists students in making application for such federal grants and federal loans. Management estimates that during 1996, 82% of School's cash receipts were derived from funds obtained by students through these programs. The Act and the programs administered thereunder were reauthorized by Congress in July of 1992.

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

     Additionally, the states of California, Colorado, and Oregon each offer state grants for educational programs of the type offered by the Schools. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs. The Company currently participates only in the Colorado State Grant Program.

     Students at the Schools principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans ("FFELs"), also referred to as Federal Subsidized and Unsubsidized Stafford loans. Federal Family Education Loans and Federal Pell Grants are awarded annually to needy students studying at least half-time at an approved postsecondary educational institution. Federal Pell Grants need not be repaid by the student. The maximum Pell Grant a student may receive for the 1996-97 award year is $2,470, with the amount a student actually receives being based on a federal regulatory formula devised by the ED.

     FFELs are low interest federal student loans provided by banks and other lending institutions, the repayment of which is fully guaranteed as to principal and interest by the federal government through a guarantee agency. On subsidized loans, the student pays no interest on the Subsidized Stafford Loan while in school and for a grace period (up to six months) thereafter; on unsubsidized loans, interest accrues but is capitalized and added to the principal. For both subsidized and unsubsidized loans, students do not need to begin payment until expiration of a six month grace period following last day of attendance. After such time, repayment is required in monthly installments, including a variable interest rate with a cap at 9%. The lenders making subsidized FFELs receive interest subsidies during the term of the loan from the federal government, which also pays all interest on the FFEL while the student attends school and during the grace period. In the event of default, all FFELs are fully guaranteed as to principal and interest by state or private guarantee agencies which, in turn, are reimbursed by the federal government according to the guarantee agency reinsurance provisions contained in the Act.

     Beginning with the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding. In addition to seeking alternative sources of financing for its students, the Schools began financing a larger portion of the tuition for most students with promissory notes. Beginning in 1996, promissory notes issued to the students by the Schools are generally due over 24 months, bearing interest of seven percent, with payments beginning when the student starts class.

     REGULATION

     Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. Because of the importance of compliance with these regulations, the Company monitors the Schools' compliance through periodic visits to the individual Schools by Corporate Specialists. If the Company should fail to materially comply with such regulations at any of the Schools, such failure could have serious consequences, including limitation, suspension, or termination of the eligibility of that School to participate in the funding programs. Audits by independent certified public accountants of the Schools' administration of federal funds are mandated by federal regulations.

                                Part I - Page 5

Additionally, these aid programs require maintaining certain accreditation by the Schools. See "Accreditation and Licensing" and "Financing Student Education."

     One of the ED's principal criteria for assessing a School's eligibility to participate in student loan programs is the cohort default rate threshold percentage requirements (the "Cohort Default Rate") enacted in the Student Loan Default Prevention Initiative Act of 1990. Due to concerns about default rates, the ED has promulgated regulations affecting FFEL, Federal Unsubsidized Stafford, Federal Supplemental Loans for Students ("FSLS") and Federal Perkins Loan Program loans (collectively, the "Federal Loan Programs"). Cohort Default Rates are calculated by the Secretary of Education and are designed to reflect the percentage of current and former students entering repayment in the cohort year, the fiscal year of the federal government -- October 1 to September 30, who default on their loans during that year or the following cohort year. This calculation includes only those defaulted loans on which federal guaranty claims have been paid. The 1992 Cohort Default Rates were published in August 1994. The final 1993 Cohort Default Rates were published in February 1996 and the final 1994 Cohort Default Rates were published in January 1997.

     After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of a school to participate in the Federal Loan Programs if the Cohort Default Rate for three successive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for each of the three most recent fiscal years may be used as grounds for terminating Federal Family Education Loan Program ("FFELP") eligibility.

     The following table sets forth the 1992, 1993, and 1994 Cohort Default Rates for each of the Schools that were in operation at the time the Cohort Default Rates were published. Publication of the Cohort Default Rates for 1990 and 1991 has been suspended due to two injunctions obtained by the Company to preclude the ED from using 1990 and 1991 Cohort Default Rates as grounds to limit, suspend, or terminate the School's eligibility for Federal Loan Programs. See Item 3, "Legal Proceedings."

                                 COHORT DEFAULT                                  COHORT DEFAULT
                                     RATES                                           RATES
         SCHOOL              1992    1993    1994(3)                         1992    1993    1994(3)
                             ----    ----    ----                            ----    ----    ----
   Anaheim, CA               33.1    25.7    25.7      North Hollywood, CA   22.1    23.7    19.9
   Denver, CO                33.5    20.4    18.7      Portland, OR          33.0    28.8    20.2
   Jacksonville, FL          38.0    31.1    17.6      San Bernardino, CA    27.6    31.2      (2)
   Kansas City, MO           15.4    20.0    14.7      San Diego, CA         27.0    32.3    28.9
   Lauderdale Lakes, FL      35.2    18.2    21.4      Tampa, FL             33.8    24.5    14.8
   Miami, FL (1)             33.8    24.5    14.8
   Memphis, TN               24.1    16.2    22.1

  (1)  The Miami campus is an additional location of the Tampa School.
  (2)  Final 1994 rate has not yet been received. The preliminary rate was 26.8.
  (3)  Pre-appeal rates.

     The Company had previously appealed certain of the 1993 default rates, and the above rates reflect any adjustments made by the ED. The ED decided to not review some of the appeals. The Company may decide to request the ED to review these appeals.

     The Company is challenging the ED's authority to enforce the 1992 Cohort Default Rates applicable to the Company in light of the ED's rate correction regulations applicable to such rates adopted on April 25, 1994 and November 29, 1994, which the Company contends are invalid. The Company had requested the court to officially suspend the 1992 Cohort Default Rates, but the court has declined to enter a temporary restraining order or a preliminary injunction prohibiting publication of the 1992 Cohort Default Rates. The Company, however, intends to pursue its claims for declaratory and injunctive relief concerning 1992 rate correction regulations and the Schools' recent default rates.

     The Company is also pursuing administrative appeals seeking a reduction of its recently published 1994 rates. These appeals are being pursued under a rate correction appeal process established by Congress in late 1993 for the correction of Cohort Default Rates for demonstrated occurrences of improper loan servicing and collections. The Company's appeals were commenced early in 1997, and no ruling has yet been issued. See Item 3, "Legal Proceedings."

                                Part I - Page 6

     Two Schools, Anaheim and San Diego, California, have official published Cohort Default Rates which exceed 25% for three consecutive years. In addition, the San Bernardino, California School has official published Cohort Default Rates for two consecutive years which exceed 25% and a preliminary 1994 rate which exceeds 25%. Currently San Bernardino has not received a final 1994 Cohort Default Rate, however the Company believes it will exceed 25%. The Company believes that the 1994 Cohort Default Rates for the three Schools should be lowered below 25% through appeals, but it is possible that the ED will not agree. All three Schools could be in jeopardy of loss of loan eligibility if the Cohort Default Rates for one of the three consecutive years is not lowered, but in that event the Company may challenge the ED's rate determinations in the pending litigation filed in late 1992.

       The Company intends to vigorously defend the Schools against any proceeding by the ED to limit, suspend, or terminate FFELP eligibility. If any of the Schools loses its eligibility to participate in Federal Loan Programs, the continuing operation of that School may be in doubt. The Company intends to closely monitor this situation and mitigate the effect on any School of the loss of its eligibility to participate in loan programs. One option would be to restructure the School to use grant funding and alternative third party financing. This action is expected to result in a short-term decline in enrollment and profitability during the period of transition.

     Currently students at all of the Schools have access to lenders. Even though a School is eligible to participate in Title IV programs, it must also have access to lending institutions such as banks which are willing to act as lenders for the Schools' students.

     In 1994, ED established a policy of recertifying all schools participating in Title IV programs every five years. The Company recently completed the process of recertifying the Schools. Full certification has been approved for Anaheim, North Hollywood, San Bernardino and San Diego, California, Kansas City, Missouri, Portland, Oregon, Memphis, Tennessee, Tampa, and Miami, Florida (Miami is an additional location of the Tampa School). Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida have received provisional certification. Provisional certification limits the School's ability to add programs and change the level of educational award. In addition, the School forfeits its right to due process under ED guidelines. The provisional certifications expire in 1998, at which time the Schools will again go through the process of recertification. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

     ED also has established certain "Factors of Financial Responsibility" which the Schools are required to meet to be eligible to receive Title IV Funds. Although these factors change regularly, the Company believes its Schools currently meet all applicable factors.

     The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

CPA REVIEW COURSES

     Person/Wolinsky Associates, Inc. ("Person/Wolinsky"), a subsidiary of the Company, offered review courses in the Spring and Fall for candidates preparing for the CPA Examination administered by the American Institute of Certified Public Accountants ("AICPA"). The assets of the CPA Review Courses were sold August 2, 1996 to a group of educators and editorial writers associated with Person/Wolinsky. Samuel Person, who started the business in 1967 and created the study materials retired in 1996.

COMPETITION

     The Schools are subject to intense competition from public educational institutions in addition to a large number of other public and private companies providing postsecondary education, many of which are older, larger and have greater financial resources than the Company.

     Management believes that the educational programs offered, the School's reputation and marketing efforts are the principal factors in a student's choice to enroll in a School. Additionally, the cost of tuition and availability of its financing, the location and quality of the School's facilities and job placement assistance offered are important. The specific nature and extent of competition varies from School to School, depending on the location and type of curriculum offered. The Company competes principally through advertising and other forms of marketing, coupled with specialized curricula offered at competitive prices.

                                Part I - Page 7

EMPLOYEES

     As of February 21, 1997, the Company had approximately 699 full and part-time employees, of which approximately 397 were faculty members at its Schools. There are 236 management and administrative staff members, of which 202 are employed at the Schools, and 34 are employed at corporate headquarters. The remaining 66 employees are admissions personnel at the Company's Schools.

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


ITEM 2. PROPERTIES

     The Company's corporate headquarters is located in Kansas City, Missouri. All the Schools' facilities are leased. The Company owned a building in Warren, Michigan, which was sold January 31, 1997. See "Business -- Recent Developments."

     The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Schools as of December 31, 1996:

                                         Square
  Locations                              Footage   Expiration (1)
  ----------------                       -------   --------------
  Anaheim, CA.........................   17,989        1-31-98
  North Hollywood, CA.................   12,269        5-31-97
  North Hollywood, CA (new location)..   35,155       12-31-11
  San Bernardino, CA..................   16,950        9-30-98
  San Diego, CA.......................   12,244       11-21-98
  Denver, CO..........................   14,860        1-31-98
  Lauderdale Lakes, FL................   10,905        5-31-00
  Jacksonville, FL....................   12,305        7-31-98
  Miami, FL...........................    8,000        4-30-99
  Tampa, FL...........................   14,200       12-31-00
  Kansas City, MO.....................   16,000        3-01-01
  Kansas City, MO (Home Office)  (2)..    7,227       10-31-98
  Portland, OR........................   15,246       11-01-06
  Memphis, TN.........................   17,951        1-31-00
----------

(1) Several of the leases provide renewal options, although renewals may be at increased rental rates.

(2) Does not include subleased space -- see notes to consolidated financial statements.

     The Company also rents various equipment under leases which are generally cancelable within 30 days.

                                Part I - Page 8

ITEM  3. LEGAL PROCEEDINGS

     The Company's Schools are sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, the ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company's management such pending litigation and disputed findings are not material to the Company's financial condition or its results of operations.

     On November 19, 1992, in a suit styled Concorde Career Colleges, Inc. et al
v. Lamar Alexander, Secretary of the United States Department of Education filed in the United States District Court Western District of Missouri (Case No. 92-1064-CV-W.6), the Company initiated a suit against the ED and, on December 23, 1992, obtained a preliminary injunction, which suspends publication of the Company's 1990 Cohort Default Rates due to apparent inaccuracies and which requires the ED to discontinue publication of those rates. The order also requires that no substitute Cohort Default Rates for 1990 can be published by the ED without prior approval of the court. This order remains in effect and the ED has not sought any further hearing, nor has it taken any discovery in this matter. On July 16, 1993, a second injunction was issued against the ED suspending publication of the Company's 1991 Cohort Default Rates. This order remains in effect by agreement of the ED. Although the ED has the right to request a further hearing on this order, it has not done so, nor has it taken any discovery in this matter. The effect of these two injunctions is to preclude the ED from using 1990 and 1991 Cohort Default Rates as grounds to limit, suspend, or terminate the Company's eligibility for Federal Loan Programs.

     The Company is currently engaged in proceedings against the ED challenging the 1992, 1993, and 1994 Cohort Default Rates and the rate correction regulations which the ED adopted in 1994. The ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a school's Cohort Default Rate due to improper servicing and collection, and the Company contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. If the ED's rate correction regulations are upheld, the Company's Schools, along with many other postsecondary institutions, probably will not be able to obtain any appreciable reduction in the level of their previously published Cohort Default Rates. These proceedings may extend throughout the remainder of 1997. For more information on these regulations see
Item 1, "Business -- Regulation."

     The Company intends to vigorously defend the Schools against any proceeding by the ED to limit, suspend, or terminate FFELP eligibility. If any of the Schools loses its eligibility to participate in Federal Loan Programs, the continuing operation of that School may be in doubt. The Company intends to closely monitor this situation and will evaluate alternatives to mitigate the effect on any School of the loss of its eligibility to participate in loan programs. Among the options available to the Company, one option would be to restructure the School to use grant funding and alternative third party financing. This action, if necessary, would be expected to result in a short-term decline in enrollment and profitability during the period of transition.

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. Concorde Careers-Florida, Inc. doing business as ConCorde Career Institute in Jacksonville, Florida ("the Jacksonville School") a wholly owned subsidiary of the Company, filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims were filed. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Jacksonville School opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in August 1995, and the Jacksonville School again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Jacksonville School has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues was completed in late Fall 1996. A two-day hearing to determine whether or not the class should be certified was conducted during mid-January 1997. A decision by the Court is expected in the near future.


                                Part I - Page 9

In the meantime, all activity and progress in the other suits have been stayed. The Company believes these suits are without merit, and will continue to strongly oppose class certification, and to defend against them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.



          (The remainder of this page was left blank intentionally.)


                               Part I - Page 10

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") is currently traded under the symbol "CCDC" on the over-the-counter bulletin board (the "OTCBB"). The following table sets forth the high and low bid information, for the periods indicated as reported by the OTCBB.


          1995                                          High    Low
          ----                                          -----  -----
     First Quarter....................................  $0.38  $0.25
     Second Quarter...................................  $0.56  $0.38
     Third Quarter....................................  $0.41  $0.38
     Fourth Quarter...................................  $0.63  $0.30

          1996                                          High    Low
          ----                                          -----  -----
     First Quarter....................................  $0.94  $0.44
     Second Quarter...................................  $1.06  $0.88
     Third Quarter....................................  $1.06  $0.55
     Fourth Quarter...................................  $1.06  $0.88

     At December 31, 1996, there were 298 holders of record of the Common Stock.

     On March 20, 1997, the bid and asked prices of the Company's Common Stock on the OTCBB were $1.625 and $1.625 per share, respectively.

     No cash dividends have been paid on the Common Stock and the Company does not presently intend to pay cash dividends on Common Stock in the future. Class A Preferred Stock dividends of $56,349 were paid in 1996 pursuant to the Restructuring, Security and Guaranty Agreement, as amended with CenCor. See Item 7, "Liquidity and Capital Resources -- CenCor Agreement."

ITEM 6.   SELECTED FINANCIAL DATA

     The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Item 8, "Financial Statements and Supplementary Data."

     The following selected financial data has been derived from the Company's Audited Financial Statements for the years ended 1996 through 1992.

                                              Years Ended December 31,
                                  ------------------------------------------------
                                   1996      1995      1994      1993       1992
                                  -------   -------   -------   -------   --------
                                     (In thousands, except for per share data)
INCOME STATEMENT DATA:
 Revenues.......................  $40,097   $39,274   $35,032   $34,781   $ 42,648
 Operating expenses.............   39,254    36,835    34,173    33,066     54,036
  Operating income (loss).......      843     2,439       859     1,715    (11,388)
 Interest expense...............      371       659     1,065     1,152      1,619
 Gain on sale of assets.........      190
 Net income (loss)..............      792     1,599        (6)      413     (9,626)
 Earnings (loss) per share (1)..     $.07      $.18     $(.00)     $.06     $(1.38)

BALANCE SHEET DATA:
 Total assets...................  $30,867   $30,820   $30,477   $30,173   $ 36,664
 Long-term debt (2).............    2,419     4,066     3,954    10,385     12,281
 Stockholders' equity...........    7,015     6,674     5,075     2,081      1,668

                               Part II - Page 1


(continued)
                                                   December 31,
                                  ------------------------------------------------
                                   1996      1995      1994      1993       1992
                                  -------   -------   -------   -------   --------
                                     (In thousands, except for per share data)
OTHER DATA:
 Number of locations (3):
 Health Vocation................       12        13        13        15         15
 Travel Service.................                                      1          1
                                  -------   -------   -------   -------   --------
   Total........................       12        13        13        16         16

 Net enrollments (4)............    6,855     7,121     6,701     6,532     10,400

(1) See Note 9 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

(2) Consists of long term debt and debt due to related party -- see Note 7 of Notes to Consolidated Financial Statements.

(3)  Includes only Schools open at December 31.

(4) "Net enrollments" are student enrollments net of cancellations prior to commencement of the program. The table does not include data for the CPA Review Courses. The table does include net enrollments for Schools sold or closed during the year.



          (The remainder of this page was left blank intentionally.)


                               Part II - Page 2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table presents the revenue for each category of School and CPA Review Courses for the periods indicated.

                                                   Years Ended December 31,
                                                  ---------------------------
                                                        (In thousands)
                                                   1996      1995      1994
                                                  -------   -------   -------
  Health Vocational and Computer Programs..       $38,819   $36,360   $31,169
  CPA Review Courses.......................         1,278     2,914     3,572
  Travel Service Program...................                               291
                                                  -------   -------   -------
    Total..................................       $40,097   $39,274   $35,032
                                                  =======   =======   =======

     The following table presents the relative percentage of revenues derived from each category of School and CPA Review Courses and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.

                                                        Years Ended December 31,
                                                        ------------------------
                                                         1996    1995    1994
                                                         -----   -----   -----
  Health Vocational and Computer Programs..............   96.8%   92.6%   89.0%
  CPA Review Courses...................................    3.2     7.4    10.2
  Travel Service Program...............................                    0.8
                                                         -----   -----   -----
      Total............................................  100.0   100.0   100.0
  Operating expenses:
    Payroll............................................   45.1    45.1    45.0
    Occupancy..........................................   12.3    13.2    15.5
    Material and supplies..............................    8.8     9.3     9.4
    Advertising........................................    7.6     7.2     7.4
    Other general and administrative...................   16.0    15.0    15.0
    Provision for uncollectible accounts...............    8.1     4.0     5.2
                                                         -----   -----   -----
      Total............................................   97.9    93.8    97.5
  Operating income.....................................    2.1     6.2     2.5
  Interest expense.....................................     .9     1.7     3.1
                                                         -----   -----   -----
  Income (loss) before income taxes and gain on sales..    1.2     4.5    (0.6)
  Gain on sale of assets...............................     .5
                                                         -----   -----   -----

  Income (loss) before income tax......................    1.7     4.5    (0.6)
  Provision (benefit) for income tax...................    (.3)    0.5    (0.6)
                                                         -----   -----   -----
  Net income (loss)....................................    2.0%    4.0%   (0.0)%
                                                         =====   =====   =====



          (The remainder of this page was left blank intentionally.)


                               Part II - Page 3

CURRENT TRENDS AND RECENT EVENTS

     On August 2, 1996 the Company sold the assets of Person/Wolinsky Associates, which offered review courses for the CPA exam. In addition, the Company sold the assets of the San Jose California School on August 30, 1996. The Company realized a net gain of $190,000 before income taxes as a result of the sales.

     On January 31, 1997 the Company sold its Warren, Michigan building for approximately $725,000 (the "Warren Sale"). Proceeds of $310,000 were paid to CenCor for redemption of approximately 27,000 shares of Class A Preferred Stock then held by CenCor and $45,000 of accumulated preferred dividends on the Class A Preferred Stock. The Company realized a gain of $313,000 before income taxes in 1997 as a result of the Warren Sale.

     On February 25, 1997 the Company entered into the Cahill Transaction whereby it issued Voting Preferred Stock, New Debentures, and Warrants to Cahill-Warnock, a new investor, for an aggregate purchase price of $5,000,000. Proceeds of $4,409,000 from the Cahill Transaction were used to redeem from CenCor the principal and accrued interest of the Old Debenture, principal and accrued interest of the Unsecured Debt, the Class A Preferred Stock, and the related accumulated preferred dividends. See "Liquidity and Capital Resources."

     Payroll cost is the Company's primary expense. As the Company continues to strengthen its staff and increase program offerings in the future, especially more technical programs, this expense will continue to increase. Beginning with the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding. In addition to seeking alternative sources of financing for its students, the Company's Schools began financing a larger portion of student tuition with promissory notes. Management cannot predict the factors, if any, that may change the present student loan lending climate for the Company.

     Each year from 1991 through 1993, total enrollment in the Schools declined. In 1993, management announced it intended to sell or close any School that does not fit its strategy to concentrate on programs in the field of allied health education or has no future as a viable contributor to the Company. During 1994, the Company closed its Health Vocation Schools at Van Nuys, California and Minneapolis, Minnesota and sold the Travel Operations School in Santa Ana, California. Even with these actions total student population increased in 1995 compared to 1994. The Schools in San Bernardino and San Diego, California moved to more attractive locations in 1994. During 1996 the Company sold its School in San Jose, California. Although the various Schools show an individual increase or decrease in population, total population, excluding the San Jose School, was down approximately one percent. Management of the Company currently believes that it can maintain its profitability and cash position as long as there is no disruption in the Company's participation in the Title IV student financial assistance programs or other unanticipated set-backs. However, the Company cannot predict the activities which may or may not occur in the uncertain regulatory environment in which the proprietary vocational training School industry operates. See Item 1, "Business -- Financing Student Education," and "Business -- Regulation."

OPERATING RESULTS

1996 compared to 1995

     Net income of the Company decreased $807,000 to $792,000 for the twelve months ended December 31, 1996 compared to $1,599,000 for the same period in 1995. Net income available to common shareholders, after cumulative preferred dividends (not declared) was $576,000 in 1996 compared to $1,351,000 in 1995.

     Total revenue increased 2.1% or $823,000 to $40,097,000 from $39,274,000 in
1995. The Company did not receive any revenue from the Fall CPA Review Courses. Revenue from the CPA Review Courses decreased $1,636,000 to $1,278,000 in 1996 compared to revenue of $2,914,000 in 1995. Revenue for the San Jose School decreased $809,000 to $1,111,000 in 1996 from $1,920,000 in 1995. The assets of the CPA Review Courses and the San Jose School were sold in 1996 (the "Asset Sales"). Revenue from the twelve remaining schools increased $3,268,000 or 9.5% as a result of price increases in May 1995 and January 1996.

     Total operating expenses increased $2,419,000 or 6.6% to $39,254,000 compared to $36,835,000 in 1995. The Asset Sales resulted in a decrease of $1,914,000 in operating expenses.

                               Part II - Page 4

     PAYROLL - increased $355,000 or 2.0% to $18,080,000 compared to $17,725,000 in 1995. Payroll decreased $984,000 as a result of the Asset Sales. The Schools' payroll increased $1,339,000 or 8.5% from the prior year due to increased wages and increased staff and faculty.

     OCCUPANCY - decreased $249,000 or 4.8% to $4,948,000 from $5,197,000 in
1995. Occupancy decreased $350,000 due to the Asset Sales. The off-setting increase of $101,000 is due primarily to increased rent expense.

     MATERIAL AND SUPPLIES - decreased $106,000 or 2.9% to $3,531,000 compared to $3,637,000 in 1995. Material and supplies decreased $350,000 due to the Asset Sales while the Schools increased $244,000 or 8.4%. The Schools' increase is primarily due to increased textbook expense.

     ADVERTISING - increased $217,000 or 7.7% to $3,037,000 from $2,820,000 in
1995. The Asset Sales resulted in an advertising decrease of $98,000. The Schools advertising increased $315,000 or 12.6%. Television and newspaper advertising have both increased in 1996.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES - increased $546,000 or 9.3% to $6,425,000 from $5,879,000 in 1995. The Asset Sales accounted for a $251,000 decrease. The resulting increase is due to increased group health insurance, scholarships, office expense, local printing and seminar expense. In 1995 a one-time charge of $282,000 was incurred at the Lauderdale Lakes, Florida School for Title IV Refund liabilities.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS - increased $1,656,000 or 105.0% to $3,233,000 from $1,577,000 in 1995. In the fourth quarter of 1995 a favorable adjustment of $315,000 to the bad debt reserve was made as a result of favorable litigation against the ED brought by other plaintiffs in this industry. The remaining increase is due to additional financing provided by the Company's Schools for their students since the fourth quarter of 1995. As a result, the gross value of notes receivable increased $1,043,000 from the same period in 1995. The provision for bad debts also includes an increase of approximately $559,000 due to a greater number of student promissory notes being collected by the Schools instead of a professional note servicing agency. The Company's recently adopted policy that all new student notes will be serviced by a professional agency is expected to reduce future risk and required reserve ratios. See discussion in "Liquidity and Resources".

     INTEREST EXPENSE - decreased $288,000 to $371,000 from $659,000 in 1995. Reductions in debt and the related expense were responsible for the decrease.

     GAIN FROM SALE - The gain from the Person/Wolinsky sale was $283,000. The loss from the sale of the San Jose School was $93,000 resulting in a net gain of $190,000 from both sales. Both transactions were accounted for as sales of assets.

     PROVISION FOR INCOME TAXES - The Company recorded a tax benefit of $130,000 in 1996 compared to a provision of $181,000 in 1995. During 1996 the Company reduced its valuation allowance related to deferred tax assets by $667,000 as it became more likely than not the Company would realize the benefit of these deferred tax assets.

     WEIGHTED COMMON SHARES - Weighted average common and common share equivalents outstanding increased to 7,839,000 at December 31, 1996 from 7,642,000 in 1995. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was $.07 in 1996 compared to $.18 in 1995. EPS is shown net of preferred stock dividends (not declared) of $216,000 in 1996 and $248,000 in 1995. Cumulative dividends in arrears on the preferred stock were $438,000 as of December 31, 1996.

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


                               Part II - Page 5

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

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS - Decreased 12.8% or $231,000 to $1,577,000 from $1,808,000 in 1994. In the fourth quarter of 1995 a favorable adjustment of $315,000 to the bad debt reserve was made as a result of favorable litigation against the ED brought by other plaintiffs in this industry. This adjustment reverses reserves established during 1994 relating to refund calculation made during 1994. The 1994 provision was favorably impacted by the recovery of approximately $495,000 of previously written off accounts. See
"-- Liquidity and Capital Resources."

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

                               Part II - Page 6

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

     OCCUPANCY - Increased 23.5% or $1,034,000 to $5,434,000 in 1994 as compared to $4,400,000 in 1993. The principal reason for this change relates to a credit in 1993. Four Schools were closed during 1992 and the Company recognized approximately $1,051,000 of future lease costs. During 1993 a credit to expenses of approximately $970,000 was recorded when settlement was made for these leases for less than the amount accrued. In December 1993, an expense of $150,000 was recognized to revalue fixed assets based on the sale of assets of the Travel Operations School.

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

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS - Decreased by 47.7% or $1,646,000 to $1,808,000 in 1994 from $3,454,000 in 1993. The reason for this decrease was that during 1992 the Company financed a substantial portion of student tuition through promissory notes because many of its schools were without loan lending banks for much of the year. The losses relating to these notes were generally recognized in 1992 but continued into 1993. Improved collection efforts, higher admission standards, and availability of lenders during 1993 and 1994 led to the reduction in the provision.

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


                               Part II - Page 7

LIQUIDITY AND CAPITAL RESOURCES

Asset Sales

     On August 2, 1996 the assets of Person/Wolinsky Associates, a wholly owned subsidiary of the Company, were sold. As a result of the sale the Company received proceeds of $879,000. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996. On December 17, 1996 the Company received the first $75,000 non-compete payment in connection with the sale of Person/Wolinsky assets.

     On August 30, 1996 the Company sold the assets of its Allied Health School located in San Jose, California. The Company received proceeds of $50,000 and a $300,000 promissory note due and paid on February 28, 1997 for the School's assets.

     CenCor, which agreed to release its security interest in the Person/Wolinsky and San Jose assets and consented to such sales, received approximately $378,000 from the sales and $75,000 from the non-compete payment in the form of redemption of approximately 40,000 shares of Class A Preferred Stock and $56,000 of accumulated dividends as a result of these transactions.

     On January 31, 1997 the Company sold its Michigan building and land for $725,000. Proceeds of $310,000 from the sale were used to redeem 26,568 shares of Class A Preferred Stock held by CenCor and $45,000 of accumulated dividends.

CenCor, Inc. Agreement

     The Restructuring Agreement discussed below was effective for the period between October 30, 1992 and February 25, 1997.

     Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement ("Restructuring Agreement") pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor the Old Debenture in the original principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Interest on the Old Debenture accrued from October 30, 1992. The first principal and interest payment was made June 30, 1996. In addition to compounded quarterly interest, initially at 1% over the effective rate charged by the Company's bank lender, at August 31, 1997 CenCor was entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeds $3,500,000 ("Additional Payment").

     In December 1993, the Restructuring Agreement was amended to provide for the assignment by the Company to CenCor of approximately $8,400,000 of accounts and notes receivable written-off by the Company in the normal course of business and thereby discharged $559,000 of interest that had accrued on the Old Debenture through December 31, 1993.

     In November 1994, CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Class A Preferred Stock of the Company (the "Class A Preferred Stock"). The Class A Preferred Stock, had a share liquidation preference of $10.00 per share. Cumulative quarterly dividends accrued at a rate equal to 73% of the then current interest rate on the Old Debenture. The exchange reduced the long-term debt and increased the equity of the Company by $3,000,000. The Company also assigned to CenCor additional accounts and notes receivable with a face value of approximately $15,000,000 that had been written-off by the Company in the normal course of business and included the discharge of approximately $495,000 of interest representing interest accrued on the Old Debenture through December 31, 1994. Management believed at that time that the amount of receivables assigned to CenCor in 1994 and 1993 were reflective of the estimated collectibility of the related receivables.

     On December 30, 1996 CenCor, Inc. and the Company amended the Restructuring Agreement (the "Fourth Amendment"). The Fourth Amendment extended the due date of the Old Debenture and Unsecured Debt to January 1, 1998, increased quarterly principal payments approximately $30,000 to $100,000 and waived the capital expenditures limitations with respect to the Company's North Hollywood, California lease. Contingent upon the successful closing of refinancing agreements, the Fourth Amendment also reduced the Additional Payment to $10 and provided for terms and allocation of the CenCor Repayment. In addition, the Company agreed to pay CenCor $1,333 per day for the number of days the closing date extends beyond December 20, 1996.

                               Part II - Page 8

     As a result of the Cahill Transaction entered into on February 25, 1997, discussed below, all obligations due CenCor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables in connection with interest discharged in the 1993 and 1994 agreements. As of December 31, 1996 the remaining commitment was $382,000.

Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P., affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock. See "Business -- Recent Developments."

     The following presents the capitalization of the Company as it existed at December 31, 1996 adjusted to reflect the unaudited pro forma effect of the Refinancing and associated transactions as if these transactions occurred on December 31, 1996:


DEBT                                                                 Historical    Adjustment     Pro Forma
                                                                    -----------   -----------    -----------
                                                                                                 (unaudited)
     Current debt due related party...............................  $   400,000   $  (400,000)
     Subordinated debt due related party..........................    2,419,000    (2,419,000)
     Debentures, 5%, due 2003.....................................                  3,500,000    $ 3,500,000
                                                                    -----------                  -----------
         Total debt...............................................  $ 2,819,000                  $ 3,500,000
                                                                    ===========                  ===========
STOCKHOLDERS' EQUITY
     Preferred Stock ($.10 par value, 600,000 shares authorized)
       Class A, 260,385 shares issued and outstanding.............  $    26,000   $   (26,000)
       Class B, 55,147 shares issued and outstanding..............                      6,000    $     6,000
     Common Stock ($.10 par value, 19,400,000 shares authorized,
       6,993,376 shares issued and 6,966,576 shares outstanding)..      699,000                      699,000
     Capital in excess of par.....................................    7,736,000       134,000      7,870,000
     Accumulated deficit..........................................   (1,385,000)     (438,000)*   (1,823,000)
     Less treasury stock, 26,800 shares, at cost..................      (61,000)                     (61,000)
                                                                    -----------                  -----------
       Total Stockholder's Equity.................................  $ 7,015,000                  $ 6,691,000
                                                                    ===========                  ===========

       *Accumulated Preferred Stock dividends paid.

Bank Financing

     On April 30, 1993, the Company negotiated a restructuring of its then existing bank debt in the amount of $8,892,000 which was due on March 1, 1993 . The balance of this debt was $1,343,000 on December 31, 1995. The remaining balance, due January 3, 1997, was prepaid without penalty June 1, 1996. In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries.

                               Part II - Page 9

Cash Flows and Other

     Net cash provided by operating activities decreased to $2,588,000 in 1996 from $5,842,000 in 1995. The decreased cash flow is directly attributed to less profitable operations and increased receivables. Net receivables before bad debt charge off increased by $3,150,000 in 1996 compared to an increase of $948,000 in 1995. Deferred student tuition increased in 1996 by $1,324,000 compared to an increase of $842,000 in 1995.

     Capital expenditures in 1996 were $547,000 compared to $558,000 in 1995. For both years, expenditures were primarily for additional classroom equipment and leasehold improvements. During 1996 and 1995 the Company obtained waivers of debt agreement covenants which had limited capital expenditures to $500,000 per year. The Company received approximately $929,000 from the sale of the San Jose, California School and Person/Wolinsky assets. Financing activities, consisting of debt payments and preferred stock redemptions consumed $2,004,000 in 1996 compared to $3,171,000 in 1995.

     The Company is moving its North Hollywood, California School to a new location in 1997. A lease agreement has been signed. The new building will provide better access and additional space for new programs. Leasehold improvements and new equipment will cost approximately $850,000.

     During 1991 and 1992 the Company financed a substantial portion of student tuition through promissory notes when many of its Schools were without student lending banks for Title IV loans. During and since 1993, the Company had lending banks or lender of last resort access for all its Schools. As a result, bad debt expense had been substantially reduced, and the ratio of current to long-term, net accounts and notes receivable had improved from 81% in 1993 to 91% in 1994. During the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding by increasing the number of promissory notes accepted from students. During 1996 the Company instituted a policy which results in most students paying a portion of their tuition while they attend school. As a result the ratio of current to long-term net accounts and notes receivable increased to 92%. As the Company continues to decrease its reliance on Title IV funding the provision for bad debt expense may increase and cash from operations may be temporarily reduced. The Company's recently adopted policy that all new students notes will be services by a professional agency is expected to help reduce the effects. See " -- Current Trends and Recent Events."

CONTINGENCIES

     The Company generally relies on the availability of various federal and state student financial aid programs to provide funding for the students attending the Schools. The Company also relies on the availability of lending institutions willing to participate in these programs and to grant loans to these students. If the Schools would be limited, suspended or terminated from participation in the federal or state student financial aid programs, or if lending institutions withdrew access to student loans, the Company's continuing operations would be in doubt.

     During 1994 the ED performed a program review at the Company's Jacksonville, Florida School. As a result of the program review, the ED reported a preliminary finding of differences between the academic program of study as listed in the School's catalog and the programs of study actually provided to students. The program review was closed in June 1996 with no material liability to the Company.

     During July 1993, former students of the Jacksonville, Florida School filed lawsuits against the school, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. (See Item 3, "Legal Proceedings.")

     Two of the Company's Schools, Anaheim and San Diego, California, have official published Cohort Default Rates which exceed 25% for three consecutive years. In addition, the San Bernardino, California School has official published Cohort Default Rates for two consecutive years which exceed 25% and a preliminary 1994 Cohort Default Rate which exceeds 25%. Currently San Bernardino has not received a final 1994 Cohort Default Rate, however the Company believes it will exceed 25%. The Company believes that the 1994 Cohort Default Rates for the three Schools should be lowered below 25% through appeals, but it is possible that the ED will not agree. All three Schools could be in jeopardy of loss of loan eligibility if the Cohort Default Rates for one of the three consecutive years is not lowered, but in that event the Company may challenge the ED's rate determinations in the pending litigation filed in late 1992.

                               Part II - Page 10

     The Company intends to vigorously defend the Schools against any proceeding by the ED to limit, suspend, or terminate FFELP eligibility. If any of the Schools loses its eligibility to participate in Federal Loan Programs, the continuing operation of that School may be in doubt. The Company intends to closely monitor this situation and will evaluate alternatives to mitigate the effect on any School of the loss of its eligibility to participate in loan programs. Among the options available to the Company, one option would be to restructure the School to use grant funding and alternative third party financing. This action, if necessary, would be expected to result in a short-term decline in enrollment and profitability during the period of transition.

     In 1994, ED established a policy of recertifying all schools participating in Title IV programs every five years. The Company recently completed the process of recertifying the Schools. Full certification has been approved for Anaheim, North Hollywood, San Bernardino and San Diego, California, Kansas City, Missouri, Portland, Oregon, Memphis, Tennessee, Tampa, and Miami, Florida (Miami is an additional location of the Tampa School). Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida have received provisional certification. Provisional certification limits the School's ability to add programs and change the level of educational award. In addition, the School forfeits its right to due process under ED guidelines. The provisional certifications expire in 1998, at which time the Schools will again go through the process of reaccreditation. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

     On May 31, 1990, the Company, through a wholly-owned subsidiary, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc. ("SCI"), a proprietary, postsecondary vocational home-study school specializing in paralegal education, for a total investment of $5,383,000. The acquisition was accounted for as a purchase and after the acquisition the school was operated as Southern Career Institute.

     In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the ED alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the ED's discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the $9,828 on deposit in the SCI bank account. In December 1996, the Company was informed verbally that the matter had been referred to the ED's General Counsel.

     Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to ED. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. In December 1996, the Company was advised verbally that this matter has been referred to the ED's General Counsel.

     In light of applicable corporate law which limits the liability of stockholders and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, it is the opinion of management of the Company that the Company will not be liable for debts of SCI. Therefore, if SCI is required to pay the ED's claims it is the opinion of management it will not have a material adverse impact on the Company's financial condition or its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") effective January 1, 1996. SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. Under SFAS 121, events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition; if the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. The adoption of SFAS 121 did not have a material impact on the Company's results of operations or financial position.

                               Part II - Page 11

     Statement 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October 1995. SFAS 123 allows companies to continue under the current approach set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") for recognizing stock-based expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. The Company elected to retain the current accounting approach under APB 25. The applicable required pro forma disclosures are presented in the notes to consolidated financial statements for the years ended December 31, 1996 and December 31, 1995. Had compensation expense been determined for stock options granted in 1996 and 1995 based on the fair value at grant dates consistent with SFAS 123, the Company's pro forma 1996 net income and earnings per share would have been $735,000 and $0.06 respectively and 1995 net income and earnings per share would have been $1,568,000 and $0.17 respectively.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           -----

Concorde Career Colleges, Inc. and Subsidiaries:

Report of Independent Accountants.......................................   II-13

Consolidated Balance Sheet--December 31, 1996 and 1995..................   II-14

Consolidated Statement of Operations--For the Three Years in the
  Period Ended December 31, 1996........................................   II-16

Consolidated Statement of Cash Flows--For the Three Years in the
  Period Ended December 31, 1996........................................   II-17

Consolidated Statement of Changes In Stockholders' Equity--For the
  Three Years in the Period Ended December 31, 1996.....................   II-18

Notes to Consolidated Financial Statements--For the Three Years in the
  Period Ended December 31, 1996........................................   II-19



          (The remainder of this page was left blank intentionally.)


                               Part II - Page 12

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Concorde Career Colleges, Inc., and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Concorde Career Colleges, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Kansas City, Missouri
March 13, 1997



           (The remainder of this page was left blank intentionally.)


                               Part II - Page 13

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1996 AND 1995

                                    ASSETS

                                                            1996          1995
                                                        ------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents..................        $ 4,261,000   $ 3,295,000
     Net receivables  (Note 4)
          Accounts receivable...................         16,756,000    17,055,000
          Notes receivable......................          4,392,000     3,188,000
          Allowance for uncollectible accounts..         (1,645,000)   (1,394,000)
                                                        -----------   -----------
                                                         19,503,000    18,849,000

     Deferred income taxes (Note 8).............            916,000       170,000
     Supplies and prepaid expenses..............            732,000       914,000
                                                        -----------   -----------
                 Total current assets...........         25,412,000    23,228,000

FIXED ASSETS, NET  (Note 5).....................          2,539,000     3,220,000

INTANGIBLE ASSETS, NET (Note 3).................            768,000     1,847,000

OTHER ASSETS: (Note 4)
           Long-term notes receivable............         3,001,000     3,204,000
           Allowance for uncollectible notes.....        (1,243,000)     (709,000)
           Other.................................           390,000        30,000
                                                        -----------   -----------
                    Total other assets...........         2,148,000     2,525,000
                                                        -----------   -----------
                                                        $30,867,000   $30,820,000
                                                        ===========   ===========



 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 14

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1996 AND 1995

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           1996          1995
                                                                                       ------------  ------------
CURRENT LIABILITIES:
 Deferred student tuition..........................................................    $16,572,000   $15,248,000
 Current debt  due related party (Note 7)..........................................        400,000       215,000
 Accrued salaries and wages........................................................        862,000       951,000
 Accrued interest..................................................................                       12,000
 Current income taxes payable......................................................        439,000       471,000
 Accounts payable and other accrued liabilities (Note 6)...........................      2,731,000     2,413,000
                                                                                       -----------   -----------
    Total current liabilities......................................................     21,004,000    19,310,000

LONG TERM DEBT (Note 7)............................................................                    1,343,000
OTHER LONG-TERM LIABILITIES........................................................                       80,000
DEFERRED INCOME TAXES (Note 8).....................................................        429,000       690,000
SUBORDINATED DEBT DUE TO RELATED PARTY (Note 7)....................................      2,419,000     2,723,000
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, 9, and 10)

STOCKHOLDERS' EQUITY (Notes 7 and 9):

 Class A Preferred stock, $.10 par value, 600,000 shares authorized
  260,385 shares issued and outstanding in 1996 (300,000 in 1995)..................         26,000        30,000

 Common stock, $.10 par value, 19,400,000 shares authorized,
  6,993,376 shares issued and 6,966,576 shares outstanding
  in 1996 (6,978,976 shares issued and 6,952,176 shares
  outstanding in 1995).............................................................        699,000       698,000

  Capital in excess of par.........................................................      7,736,000     8,128,000

  Accumulated deficit..............................................................     (1,385,000)   (2,121,000)

  Less-treasury stock, 26,800 shares, at cost......................................        (61,000)      (61,000)
                                                                                       -----------   -----------
    Total stockholders' equity.....................................................      7,015,000     6,674,000
                                                                                       -----------   -----------
                                                                                       $30,867,000   $30,820,000
                                                                                       ===========   ===========


 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 15

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                                                              Years Ended December 31,
                                                       ---------------------------------------
                                                           1996         1995          1994
                                                       ------------  -----------  ------------
STUDENT TUITION AND OTHER REVENUE (Note 2)...........  $40,097,000   $39,274,000  $35,032,000
                                                       -----------   -----------  -----------
OPERATING EXPENSES:
  Payroll costs......................................   18,080,000    17,725,000   15,759,000
  Occupancy (Note 5).................................    4,948,000     5,197,000    5,434,000
  Instructional materials and supplies...............    3,531,000     3,637,000    3,295,000
  Advertising........................................    3,037,000     2,820,000    2,618,000
  Other general and administrative...................    6,425,000     5,879,000    5,259,000
  Provision for uncollectible accounts...............    3,233,000     1,577,000    1,808,000
                                                       -----------   -----------  -----------
                                                        39,254,000    36,835,000   34,173,000
                                                       -----------   -----------  -----------
OPERATING INCOME.....................................      843,000     2,439,000      859,000

INTEREST EXPENSE  (Note 7)...........................      371,000       659,000    1,065,000
                                                       -----------   -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES AND GAIN ON SALES..      472,000     1,780,000     (206,000)

GAIN ON SALE OF ASSETS (Note 1)......................      190,000
                                                       -----------   -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES....................      662,000     1,780,000     (206,000)

PROVISION FOR (BENEFIT OF) INCOME TAXES (Note 8).....     (130,000)      181,000     (200,000)
                                                       -----------   -----------  -----------

NET INCOME (LOSS)....................................  $   792,000   $ 1,599,000  $    (6,000)
                                                       ===========   ===========  ===========

EARNINGS (LOSS) PER WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT SHARE AVAILABLE TO
  COMMON SHAREHOLDERS (Note 9).......................  $       .07   $       .18  $      (.00)
                                                       ===========   ===========  ===========


 The accompanying notes are an integral part of these consolidated statements.


                               Part II - Page 16

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                                                                      Years Ended December 31,
                                                              -----------------------------------------
                                                                 1996           1995           1994
                                                              -----------    -----------    -----------
CASH FLOWS -- OPERATING ACTIVITIES:
  Net income (loss).........................................  $   792,000    $ 1,599,000    $    (6,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
  Gain on sale of assets....................................     (190,000)
  Depreciation and amortization.............................    1,306,000      1,410,000      1,299,000
  Provision for uncollectible accounts......................    3,233,000      1,577,000      1,808,000
  Deferred income taxes.....................................   (1,007,000)      (643,000)      (114,000)
  Change in assets and liabilities, net of effects
    from asset sales --
  Decrease in refundable income taxes.......................                     151,000        252,000
  (Increase) in receivables, net............................   (3,150,000)      (948,000)    (3,838,000)
  Increase in deferred student tuition......................    1,324,000        842,000      2,604,000
  Other changes in assets and liabilities, net..............      312,000      1,383,000       (155,000)
  Decrease (Increase) in income taxes payable...............      (32,000)       471,000
                                                              -----------    -----------    -----------
      Total adjustments.....................................    1,796,000      4,243,000      1,856,000
                                                              -----------    -----------    -----------
      Net operating activities..............................    2,588,000      5,842,000      1,850,000
                                                              -----------    -----------    -----------
CASH FLOWS -- INVESTING ACTIVITIES:
  Proceeds from sale of assets..............................      929,000                        59,000
  Capital expenditures......................................     (547,000)      (558,000)      (331,000)
                                                              -----------    -----------    -----------
      Net investing activities..............................      382,000       (558,000)      (272,000)
                                                              -----------    -----------    -----------
CASH FLOWS -- FINANCING ACTIVITIES:
  Principal payments on debt................................   (1,552,000)    (3,171,000)    (2,059,000)
  Preferred stock redemption................................     (452,000)
                                                              -----------    -----------    -----------
      Net financing activities..............................   (2,004,000)    (3,171,000)    (2,059,000)
                                                              -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS..........      966,000      2,113,000       (481,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    3,295,000      1,182,000      1,663,000
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 4,261,000    $ 3,295,000    $ 1,182,000
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 1)

CASH PAID DURING THE YEAR FOR:
  Interest..................................................  $   230,000    $   297,000    $   493,000
  Income taxes..............................................      901,000        189,000        337,000
CASH RECEIVED DURING THE YEAR FOR:
  Interest..................................................  $   427,000    $   331,000    $   423,000
  Income tax refunds........................................                                    434,000


 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 17

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE YEARS IN THE PERIOD ENDED
                               DECEMBER 31, 1996

                                                                            Capital
                                               Preferred      Common       in Excess       Accumulated      Treasury
                                                 Stock        Stock          of Par          Deficit         Stock
                                               ---------     --------      ----------      -----------      --------
BALANCE, December 31, 1993....................  $            $698,000      $5,158,000      $(3,714,000)     $(61,000)
  Preferred stock issued......................   30,000                     2,970,000
  Net loss....................................                                                  (6,000)
                                                -------      --------      ----------      -----------      --------

BALANCE, December 31, 1994....................   30,000       698,000       8,128,000       (3,720,000)      (61,000)
  Net income..................................                                               1,599,000
                                                -------      --------      ----------      -----------      --------

BALANCE, December 31, 1995....................   30,000       698,000       8,128,000       (2,121,000)      (61,000)
  Net Income..................................                                                 792,000
  Preferred Stock Redemptions (Note 7)........   (4,000)                     (392,000)         (56,000)
  Stock Options Exercised.....................                  1,000
                                                -------      --------      ----------      -----------      --------

BALANCE, December 31, 1996....................  $26,000      $699,000      $7,736,000      $(1,385,000)     $(61,000)
                                                =======      ========      ==========      ===========      ========





 The accompanying notes are an integral part of these consolidated statements.


          (The remainder of this page was left blank intentionally.)


                               Part II - Page 18

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

1. BASIS OF PRESENTATION AND TRANSACTIONS WITH CENCOR, INC.:

Basis of Presentation

     Concorde Career Colleges, Inc. ("Concorde") and Subsidiaries (the "Company") owns and operates proprietary, post-secondary schools which offer career training designed to provide primarily entry-level skills readily needed in certain of the major service industries. The Company's schools offer vocational training programs primarily in the allied health field in six states, California, Colorado, Florida, Missouri, Oregon, and Tennessee (the "Schools"). The Company also offered review courses for the Certified Public Accountants ("CPA") Examination which accounted for 3.2%, 7.4%, and 10.2% of the Company's revenues for the year ended December 31, 1996, 1995, and 1994, respectively. Prior to March 31, 1988, the Company was a division of CenCor, Inc. ("CenCor"). Assets acquired from CenCor and liabilities assumed were reflected at the predecessor division's historical cost.

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

Transactions with CenCor, Inc.

     The Chairman of the Company is also the Chairman of CenCor. As a result of a refinancing on February 25, 1997, the Company paid approximately $4,409,000 to CenCor. This payment satisfied all debts and obligations owned by the Company to CenCor except for a continuing obligation to convey "written-off" receivables (see Note 7.)

     As part of the capitalization of Concorde, CenCor allocated $6,500,000 of its subordinated notes to Concorde. On October 30, 1992, the Company issued CenCor a junior subordinated debenture (the "Old Debenture") in the principal amount of $5,422,000 in consideration for the Company's release from all obligations under the subordinated notes, representing the principal amount of the assumed notes plus accrued interest. Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Old Debenture for 300,000 shares of Cumulative Preferred Stock (the "Class A Preferred Stock"). Pursuant to 1993 and 1994 amendments to the Old Debenture, Concorde agreed to pay accrued interest on the note through December 31, 1994, by conveying certain receivables to CenCor (Note 7).

     The Company under an agreement effective October 1995 subleases space to CenCor. The agreement expires October 1998. The Company and CenCor do not allocate charges to each other, otherwise share expenses, or have balances owing to each other except debt balances as stated in Note 7.

     Person/Wolinsky Associates, Inc., Concorde's subsidiary which offered CPA review courses, financed a portion of its student tuition through Century Acceptance Corporation ("Century"), which was a wholly owned subsidiary of CenCor. Person/Wolinsky guaranteed repayment of the loans in the event of default. During 1995 and 1994 Person/Wolinsky paid approximately $14,000 and $17,500, respectively, on such guarantees. No payments were made in 1996. This agreement was terminated in June 1995, when CenCor sold Century.

                               Part II - Page 19

Non Cash Investing and Financing

     Pursuant to a December 1993 amendment to the CenCor note indenture, the Company assigned to CenCor approximately $8,400,000 of accounts and notes receivable, all of which had been charged off by the Company in the normal course of business, and thereby discharged all interest accrued of approximately $559,000 on the Old Debentures through December 31, 1993.

     Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Old Debenture for 300,000 shares of the Class A Preferred Stock. In addition, the Company assigned to CenCor additional accounts and notes receivable with a face value of approximately $15,000,000 that had been charged-off by the Company in the normal course of business. This assignment was on terms and conditions similar to those set forth in the December 31, 1993 amendment, and discharged approximately $495,000 of interest, which represented the amount of interest accrued through December 31, 1994. (Note 7)

Asset Dispositions

     During 1994 the Company closed two of its Schools and sold a third School.

     On August 2, 1996 the Company sold the assets of Person/Wolinsky Associates. As a result of the sale the Company received proceeds of $879,000. The gain from the sale was $283,000. Proceeds of $353,000 were paid to CenCor for redemption of 31,000 shares of Class A Preferred Stock and $43,000 of accumulated Class A Preferred Stock dividends. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996. The first $75,000 payment was received in December 1996. The present value of the remaining balance is included in other long term assets.

     On August 30, 1996 the Company sold the assets of its San Jose, California School. The Company received $50,000 cash and a promissory note that was due and paid on February 28, 1997 for $300,000 which is included in accounts receivable at December 31, 1996. The loss on the sale was $93,000. Proceeds of $25,000 were paid to CenCor for redemption of 2,000 shares of Class A Preferred Stock and $3,000 of accumulated dividends on the Class A Preferred Stock.

     On January 31, 1997 the Company sold its Warren, Michigan building for approximately $725,000 (the "Warren Sale"). Proceeds of $310,000 were paid to CenCor for redemption of approximately 27,000 shares of Class A Preferred Stock then held by CenCor and $45,000 of accumulated preferred dividends on the Class A Preferred Stock. The Company realized a gain of $313,000 before income taxes in 1997 as a result of the Warren Sale.

2.  SUMMARY OF ACCOUNTING POLICIES:

Recognition of Revenue

     Most students enrolled at schools, subject to curriculum accreditation, utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 1996 management estimates that 82 percent of its cash receipts were derived from funds obtained by students through Title IV programs and 18 percent were derived from state sponsored student financial aid programs and cash received from students and other sources.

     A portion of tuition income of the career training schools is recognized in the month a student begins attending classes, in order to offset the costs incurred in obtaining new students. The remaining tuition income is deferred and recognized over the term of the program.

     The Company charges earnings for the amount of estimated uncollectible accounts based upon current collection trends. However, unpaid balances are charged off no later than 180 days after the student withdraws or graduates from the School and/or ceases to make payments. Internal collection efforts, as well as outside professional services, are used to pursue collection of delinquent accounts. Most accounts that are charged off are conveyed to CenCor as substitutes for accounts previously assigned under terms of Agreement dated December 1993 and November 1994 (see Note 7).

      All student recruitment and advertising costs are expensed as incurred.

                               Part II - Page 20

Cash and Cash Equivalents

     Cash and cash equivalents are those items with a maturity of three months or less. Generally cash equivalents are represented by money market funds or treasury bills which are carried at cost, which approximates fair value, on the Company's balance sheet.

Receivables and Notes Receivables

     During and since 1993 the Company had lending institutions or lenders of last resort access at all of its Schools. The Company continues to finance a portion of certain students' tuition not covered by student financial aid programs. Prior to 1996 promissory notes issued by the Schools for student tuition were generally due over 60 months, most bearing interest of 7 to 12 percent, with payments generally scheduled to commence 30 days after program completion. Beginning in 1996, promissory notes issued by the Schools are generally due over 24 months, bearing interest of seven percent, with payments beginning when the student starts class.

     Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates. It is not practicable to determine the fair value of notes receivable without incurring excessive costs. The Company has no quoted market prices or dealer quotes to compare similar loans made to borrowers with similar credit ratings. In addition, the Company cannot readily establish a pattern of future cash flows to estimate fair value. However, management believes that the carrying amounts (net of allowance for doubtful accounts) recorded at December 31, 1996 are not impaired and are not materially different from their corresponding fair values.

     Beginning with the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding. In addition to seeking alternative sources of financing for its students, the Schools began financing a larger portion of the tuition for most students with promissory notes.

Depreciation and Amortization

     Furniture and equipment, and buildings are depreciated over the estimated useful lives of the assets (3 to 10 years for furniture and equipment and 30 years for buildings) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful life or terms of the related leases.

      Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. The costs and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is recognized in the year of disposal.

Acquisitions

     All prior period acquisitions have been accounted for by the purchase method, under which a portion of the purchase price is assigned to net tangible assets acquired to the extent of their estimated values. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The excess of the purchase price over net tangible assets acquired is being charged to income over 5 to 40 years. The average amortization period remaining at December 31, 1996, was four years. The total amount of amortization charged to income was $223,000 in 1996, $352,000 in 1995, and $323,000 in 1994.

3.  INTANGIBLE ASSETS:

     Intangible assets consist of the following at December 31:

                                                   1996           1995
                                               ------------  --------------
    Goodwill.................................  $ 1,511,000     $ 1,656,000
    Intangible Assets........................    1,077,000       2,782,000
                                               -----------     -----------
      Total Intangible Assets................    2,588,000       4,438,000

    Less Accumulated Amortization............    1,820,000       2,591,000
                                               -----------     -----------
      Net Intangibles........................  $   768,000     $ 1,847,000
                                               ===========     ===========

                               Part I - Page 21

4.  RECEIVABLES:

     Current receivables consist of the following at December 31:

                                             1996         1995         1994
                                          -----------  -----------  -----------
   Accounts receivable................... $16,756,000  $17,055,000  $20,412,000
   Notes receivable......................   4,392,000    3,188,000    2,117,000
   Allowance for uncollectible accounts..  (1,645,000)  (1,394,000)  (2,491,000)
                                          -----------  -----------  -----------
    Receivables.......................... $19,503,000  $18,849,000  $20,038,000
                                          ===========  ===========  ===========

     Changes in the allowance for uncollectible accounts were as follows for the year ended December 31:

                                             1996         1995         1994
                                          -----------  -----------  -----------
   Beginning balance..................... $ 1,394,000  $ 2,491,000  $ 1,272,000
   Provision for uncollectible accounts..     952,000      158,000      994,000
   Recoveries............................                               469,000
   Charge offs...........................    (701,000)  (1,255,000)    (244,000)
                                          -----------  -----------  -----------
                                          $ 1,645,000  $ 1,394,000  $ 2,491,000
                                          ===========  ===========  ===========


     Long term notes receivable and other assets consist of the following at December 31:

                                             1996         1995         1994
                                          -----------  -----------  -----------
   Notes receivable...................... $ 3,001,000  $ 3,204,000  $ 2,318,000
   Allowance for uncollectible notes.....  (1,243,000)    (709,000)    (383,000)
                                          -----------  -----------  -----------
     Net Long Term Notes Receivable...... $ 1,758,000  $ 2,495,000  $ 1,935,000
                                          ===========  ===========  ===========

     Changes in the allowance for uncollectible notes were as follows for the year ended December 31:

                                             1996         1995         1994
                                          -----------  -----------  -----------
   Beginning balance..................... $   709,000  $   383,000  $ 1,057,000
   Provision for uncollectible notes.....   2,281,000    1,419,000      814,000
   Recoveries............................                               495,000
   Charge offs...........................  (1,747,000)  (1,093,000)  (1,983,000)
                                          -----------  -----------  -----------
                                          $ 1,243,000  $   709,000  $   383,000
                                          ===========  ===========  ===========

5.   FIXED ASSETS:
  Fixed Assets consist of the following at December 31:

                                                          1996         1995
                                                       -----------  -----------
   Furniture and Equipment...........................  $ 8,785,000  $ 9,437,000
   Leasehold Improvements............................    2,534,000    2,438,000
   Buildings and Land................................      490,000      490,000
                                                       -----------  -----------
     Gross Fixed Assets..............................   11,809,000   12,365,000
   Less Accumulated Depreciation and Amortization....    9,270,000    9,145,000
                                                       -----------  -----------
     Net Fixed Assets................................  $ 2,539,000  $ 3,220,000
                                                       ===========  ===========


                               Part II - Page 22

     Concorde rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Concorde also rents various equipment under operating leases which are generally cancelable within 30 days. Rental expense for these leases was $2,640,000 in 1996, $2,743,000 in 1995, and $2,736,000 in 1994.

     Aggregate minimum future rentals payable under the operating leases at December 31, 1996, were:

                1997...........................  $2,312,000
                1998...........................   1,803,000
                1999...........................   1,277,000
                2000...........................     858,000
                2001 and thereafter............   5,100,000

6.  ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES:

     Accounts Payable and Other Accrued Liabilities consist of the following at December 31:

                                                            1996        1995
                                                         ----------  ----------
   Accounts Payable..................................... $  951,000  $  522,000
   Accrued Vacation.....................................    440,000     424,000
   Other Accrued Liabilities............................    589,000   1,028,000
   Accrued Compensation (other than salaries and wages).    183,000      71,000
   Accrued Other Taxes..................................    484,000     216,000
   Accrued Health Expense...............................     84,000     152,000
                                                         ----------  ----------
   Accounts Payable and Accrued Liabilities............. $2,731,000  $2,413,000
                                                         ==========  ==========

7. LONG-TERM DEBT AND REFINANCING:

     Long-term debt consists of the following at December 31:

                                                            1996        1995
                                                         ----------  ----------
   Secured term note, prime plus 1.5 percent,
     due in 1997 (balance paid June 1996)...............             $1,343,000
   Junior secured debenture, variable interest rate not
     to exceed 12 percent, due 1996 through 1998........ $2,574,000   2,709,000
   Unsecured note payable to CenCor, 7%, due in 1998....    245,000     229,000
                                                         ----------  ----------
     Total..............................................  2,819,000   4,281,000
   Less--Current maturities.............................    400,000     215,000
                                                         ----------  ----------
     Total long-term debt due in 1998................... $2,419,000  $4,066,000
                                                         ==========  ==========



                               Part II - Page 23

CenCor, Inc. Agreements

     The Restructuring Agreement discussed below was effective for the period between October 30, 1992 and February 25, 1997.

     Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement ("Restructuring Agreement") pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor the Old Debenture in the original principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Interest on the Old Debenture accrued from October 30, 1992. The first principal and interest payment was made June 30, 1996. In addition to compounded quarterly interest, initially at 1% over the effective rate charged by the Company's bank lender, at July 31, 1997 CenCor was entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeds $3,500,000 ("Additional Payment").

     In December 1993, the Restructuring Agreement was amended to provide for the assignment by the Company to CenCor of approximately $8,400,000 of accounts and notes receivable written-off by the Company in the normal course of business and thereby discharged $559,000 of interest that had accrued on the Old Debenture through December 31, 1993.

     In November 1994, CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Class A Preferred Stock of the Company (the "Class A Preferred Stock"). The Class A Preferred Stock, had a share liquidation preference of $10.00 per share. Cumulative quarterly dividends accrued at a rate equal to 73% of the then current interest rate on the Old Debenture. The exchange reduced the long-term debt and increased the equity of the Company by $3,000,000. The Company also assigned to CenCor additional accounts and notes receivable with a face value of approximately $15,000,000 that had been written-off by the Company in the normal course of business and included the discharge of approximately $495,000 of interest representing interest accrued on the Old Debenture through December 31, 1994. Management believed at that time that the amount of receivables assigned to CenCor in 1994 and 1993 were reflective of the estimated collectibility of the related receivables.

     On December 30, 1996 CenCor, Inc. and the Company amended the Restructuring Agreement (the "Fourth Amendment"). The Fourth Amendment extended the due date of the Debenture and Unsecured Debt to January 1, 1998, increased quarterly principal payments approximately $30,000 to $100,000 and waived the capital expenditures limitations with respect to the Company's North Hollywood, California lease. Contingent upon the successful closing of refinancing agreements, the Fourth Amendment also reduced the Additional Payment to $10 and provided for terms and allocation of the CenCor Repayment. In addition, the Company agreed to pay CenCor $1,333 per day for the number of days the closing date extends beyond December 20, 1996.

     As a result of the Cahill Transaction entered into on February 25, 1997, discussed below, all obligations due CenCor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables in connection with interest discharged in the 1993 and 1994 agreements. As of December 31, 1996 the remaining commitment was $382,000.

Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P., affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of Voting Preferred Stock for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock.

     The Voting Preferred Stock has the right to vote, as a class with the Common Stock (with each share of Voting Preferred Stock having the equivalent voting power of 20 shares of Common Stock), on all matters presented to holders of Common Stock. Each share of Voting Preferred Stock is convertible into 20 shares of Common Stock at the election of the holder for no additional consideration. The Voting Preferred Stock is entitled to a 12% annual dividend beginning February 25, 2001 and a 15% annual

                               Part II - Page 24
dividend beginning February 25, 2003. The Voting Preferred Stock is mandatorily convertible into Common Stock upon the successful completion by the Company of a common equity offering greater than $20 million at a price greater than $4 per share of Common Stock. Cahill-Warnock also has certain preemptive rights in future issuances of stock by the Company.

     The New Debentures bear an interest rate of 5% per annum, payable quarterly, with principal due in February 2003, when the attached Warrants expire. The Warrants are not exercisable until August 25, 1998, subject to earlier conversion (at the holder's election) in the event of the successful completion by the Company of a common equity offering greater than $20 million at a price greater than $4 per share of Common Stock.

     The Voting Preferred Stock held by Cahill-Warnock and New Debenture are also entitled to certain registration rights (for the underlying Common Stock).

     As part of the Cahill Transaction, the Board of Directors of the Company was increased from three to six members, with Cahill-Warnock having the right to nominate two Directors. The sixth Director is Dr. Robert Roehrich, the Company's new President and Chief Executive Officer effective April 7, 1997.

     Pursuant to a Stockholders' Agreement among Cahill-Warnock, Messrs. Brozman and Seward, the Robert F. Brozman Trust (who, together, hold an aggregate of 52.8% of the outstanding Voting Securities and options to purchase 1,000,000 shares of Common Stock) and the Company, such holders have agreed to certain restrictions on the transfer of Voting Securities held by them.

     Pursuant to the Fourth Amendment with CenCor, the Company used approximately $4.4 million of the funds from the Cahill Transaction to redeem the 260,385 outstanding shares of its Class A Preferred Stock and $438,000 of accumulated dividends and its $2.4 million debenture principal, accrued interest, and certain unsecured obligations which were held by CenCor (the "CenCor Repayment"). As part of the CenCor Repayment, CenCor waived its right to a payment from the Company equal to 25% of the amount by which the Company's market capitalization exceeds $3.5 million on August 31, 1997. At September 30, 1996, the Company had accrued $457,000 for this purpose which was reversed at December 31, 1996. Jack L. Brozman, the Chairman of the Board of the Company, is the Chairman of the Board, President, and Treasurer of CenCor.

     The following presents the capitalization of the Company as it existed at December 31, 1996 adjusted to reflect the unaudited pro forma effect of the Refinancing and associated transactions as if these transactions occurred on December 31, 1996:



     DEBT                                                            HISTORICAL    ADJUSTMENT    PRO FORMA
                                                                     ----------    ----------    ---------
                                                                                                (unaudited)
     Current debt due related party...............................  $   400,000   $  (400,000)
     Subordinated debt due related party..........................    2,419,000    (2,419,000)
     Debentures, 5%, due 2003.....................................                  3,500,000   $ 3,500,000
                                                                    -----------                 -----------
         Total debt...............................................  $ 2,819,000                 $ 3,500,000
                                                                    ===========                 ===========

     STOCKHOLDERS' EQUITY
     Preferred Stock ($.10 par value, 600,000 shares authorized)
       Class A, 260,385 shares issued and outstanding.............  $    26,000   $   (26,000)
       Class B, 55,147 shares issued and outstanding..............                      6,000   $     6,000
     Common Stock ($.10 par value, 19,400,000 shares authorized,
       6,993,376 shares issued and 6,966,576 shares outstanding)..      699,000                     699,000
     Capital in excess of par.....................................    7,736,000       134,000     7,870,000
     Accumulated deficit..........................................   (1,385,000)     (438,000)   (1,823,000)
     Less treasury stock, 26,800 shares, at cost..................      (61,000)                    (61,000)
                                                                    -----------                 -----------
       Total Stockholder's Equity.................................  $ 7,015,000                 $ 6,691,000
                                                                    ===========                 ===========

                               Part II - Page 25

Other

     On April 30, 1993, the Company negotiated a restructuring of its then existing bank debt which was due on March 1, 1993 in the amount of $8,892,000. The balance of this debt, $1,343,000 on December 31, 1995, due January 3, 1997, was prepaid without penalty June 1, 1996. In conjunction with the Refinancing the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. Funds borrowed under this facility will be used for working capital purposes. This facility has an interest rate of prime plus one percent and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of subsidiaries.

     Based on the terms of the Company's debt, management estimates that the carrying values of debt at December 31, 1996 and December 31, 1995 are not materially different from their corresponding fair value.

     The Company has a letter of credit outstanding in the amount of $492,000. The letter of credit is to comply with United States Department of Education ("ED") Regulations and is secured by a certificate of deposit in the amount of $492,000.

8.  INCOME TAXES:

     Statement of Financial Accounting Standards ("SFAS 109"), "Accounting for Income Taxes," requires a liability approach for determining deferred taxes for all temporary differences. Temporary differences result from differences between the financial statements and tax basis of the Company's assets and liabilities. Deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which temporary differences reverse. The sources of these differences and their cumulative tax effect at December 31, 1996, 1995, and 1994, are estimated as follows:


                                               1996                1995                1994
                                               ----                ----                ----
     Credit losses.......................   $1,175,000          $  727,000         $   848,000
     Alternative minimum tax credit
      carryover..........................                                              176,000
     Other expenses currently
      deductible for financial
      reporting purposes but
      not for tax........................      201,000             280,000               3,000
     Depreciation and amortization.......       90,000              37,000
                                            ----------          ----------         -----------
              Gross assets...............    1,466,000           1,044,000           1,027,000
                                            ----------          ----------         -----------
     Valuation allowance.................                         (667,000)         (1,027,000)
                                            ----------          ----------         -----------
              Net assets.................    1,466,000             377,000
                                            ----------          ----------         -----------
     Depreciation and amortization.......                                             (253,000)

     Other expenses currently deductible
      for tax but not for financial
      reporting purposes.................     (979,000)           (897,000)           (910,000)
                                            ----------          ----------         -----------
     Gross liabilities...................     (979,000)           (897,000)         (1,163,000)
                                            ----------          ----------         -----------

              Net........................   $  487,000          $ (520,000)        $(1,163,000)
                                            ==========          ==========         ===========

     At December 31, 1996 net tax assets included $916,000 current assets and $550,000 non-current assets. Gross liabilities included $979,000 non-current liabilities. Non-current tax assets were combined with non-current tax liabilities for financial statement presentation.

     At December 31, 1995 net tax assets included $340,000 current assets and $37,000 non-current assets. Gross liabilities included $170,000 current liabilities and $727,000 non-current liabilities. Current tax assets were combined with current tax liabilities and non-current assets were combined with non-current liabilities for financial statement presentation.

                               Part II - Page 26

     The income tax provision (benefit) for the three years ended December 31, 1996, consist of the following:


Current tax expense (benefit)--                 1996           1995          1994
                                                ----           ----          ----
  Federal................................. $   769,000      $ 765,000     $ 169,000
  State...................................     108,000         48,000        66,000
                                           -----------      ---------     ---------
  Total current provision (benefit).......     877,000        813,000       235,000

Deferred tax expenses (benefit)--
  Federal.................................    (973,000)      (596,000)     (357,000)
  State...................................     (34,000)       (36,000)      (78,000)
                                           -----------      ---------     ---------
  Total deferred provision (benefit)......  (1,007,000)      (632,000)     (435,000)
                                           -----------      ---------     ---------
     Total provision (benefit)............ $  (130,000)     $ 181,000     $(200,000)
                                           ===========      =========     =========

     The effective rate of income tax expense (benefit) was (19.5) percent, 10.2 percent, and (97.1) percent for 1996, 1995, and 1994, respectively. The provision (benefit) for income taxes as reported in the statement of income and the provision (benefit) computed at the statutory federal rate of 34.0 percent for the three years ended December 31, 1996 differs as follows:

                                                               1996        1995        1994
                                                               ----        ----        ----
Provision (benefit) for federal taxes at statutory rates..  $ 225,000   $ 605,000   $ (70,000)
Valuation allowance release...............................   (667,000)   (360,000)
State taxes, net..........................................     49,000       7,000      (8,000)
Goodwill amortization.....................................     59,000      29,000      26,000
Fixed asset basis adjustment..............................    176,000
Other, net................................................     28,000    (100,000)   (148,000)
                                                            ---------   ---------   ---------
                                                            $(130,000)  $ 181,000   $(200,000)
                                                            =========   =========   =========

     During 1996 and 1995, the Company reduced the valuation allowance related to deferred tax assets of $667,000 and $360,000, respectively, as it became more likely than not the Company would realize the benefit of the corresponding deferred tax assets.

9.  STOCK OPTION PLANS AND EARNINGS PER SHARE:

     The Company has an incentive stock option plan (the "1988 Option Plan") approved in 1988 and amended in 1989 authorizing issuance of 600,000 shares of its common stock to certain officers and employees of the Company. Options are granted at fair market value on the date of grant for a term of not more than ten years. In addition, in 1994 the Company's Compensation Committee awarded to an officer of the Company the option to purchase 750,000 shares pursuant to a stock option plan (the "1994 Option Plan") which was approved at the 1994 stockholders meeting. Under the option's terms, the officer was granted the right to immediately exercise a portion of the option to purchase 300,000 shares (granted at 110% of fair market value). Vesting of the right to purchase the remaining 450,000 shares is based on performance of the Company through 1996. Of the shares subject to annual performance vesting, 150,000 shares failed to vest and lapsed in 1994 as the Company did not attain required performance objectives. The Company met the performance criteria during 1995 and 1996. As a result 150,000 shares were vested in each year and the Company recognized additional compensation expense of $113,000 in 1996 and $71,000 in 1995.

                               Part II - Page 27

     The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the 1988 Option Plan as the exercise price equals the stock price on the date of grant. Compensation expense has been recorded for the 1994 Option Plan performance based options as noted above. Had compensation expense been determined for stock options granted in 1996 and 1995 based on the fair value at grant dates consistent with SFAS 123 "Accounting for Stock Based Compensation," the Company's pro forma 1996 net income and earnings per share would have been $735,000 and $0.06 respectively and 1995 net income and earnings per share would have been $1,568,000 and $0.17 respectively. The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995:

                                                        1996    1995
                                                        ----    ----
     Weighted average expected life (years)                6       6

     Expected Volatility                                  87%     87%

     Annual Dividend per share                           -0-     -0-

     Risk free interest rate                            6.25%   6.25%

     Weighted average fair value of options granted    $0.73   $0.46


     The following table reflects activity in options for the three year period ended.

                                                          Weighted-Average
          Stock Options               Number of Shares     Exercise Price    Option Price Per Share
---------------------------------     ----------------    ----------------   ----------------------
Outstanding - December 31, 1993             566,250             $0.11          $0.10  to  $2.250
  Canceled                                  318,750             $0.16          $0.10  to  $2.250
  Issued                                    810,000             $0.15          $0.13  to  $0.154

Outstanding - December 31, 1994           1,057,500             $0.13          $0.10  to  $0.154
  Exercised                                   3,000             $0.10          $0.10
  Canceled                                   69,500             $0.12          $0.10  to  $0.280
  Issued                                     73,000             $0.28          $0.28

Outstanding - December 31, 1995           1,058,000             $0.14          $0.10  to  $0.280
  Exercised                                  11,400             $0.10          $0.10
  Canceled                                   50,000             $0.30          $0.10  to  $0.590
  Issued                                     84,500             $0.69          $0.55  to  $1.060

Outstanding - December 31, 1996           1,081,100             $0.17          $0.10  to  $1.060


          (The remainder of this page was left blank intentionally.)

                               Part II - Page 28

                      Number            Average            Weighted          Number           Weighted
    Range of        Outstanding        Remaining           Average         Exercisable        Average
 Exercise Prices    at 12/31/96    Contractual Life     Exercise Price     at 12/31/96     Exercise Price
------------------  -----------    -----------------    --------------     -----------     --------------
                                        (Years)
  $0.10               310,600             6.5                $0.10           242,950           $0.10
  $0.13                67,500             7.7                $0.13               -0-             -0-
  $0.15               600,000             7.5                $0.15           600,000           $0.15
  $0.28                33,000             8.1                $0.28               -0-             -0-
  $0.55                12,000             9.6                $0.55               -0-             -0-
  $0.59                36,500             9.0                $0.59               -0-             -0-
  $0.88 to $1.06       21,500             9.6                $0.99               -0-             -0-


     The Company calculates earnings (loss) per common share by using the weighted average common shares. The dilutive effect relative to stock options at December 31, 1994 and 1993 was immaterial and therefore not recognized. The dilutive effect at December 31, 1996 was 872,000 shares compared to 687,000 at December 31, 1995. The diluted weighted average common shares outstanding was 7,839,000 for the twelve months ended December 31, 1996, and 7,642,000 for the twelve months ended December 31, 1995. Earnings per weighted average common and common equivalent share ("EPS") was $0.07 and $0.18 at December 31, 1996 and 1995 respectively. EPS is shown net of preferred stock dividends (not declared) of $216,000 in 1996 and $248,000 in 1995. Cumulative dividends in arrears on the Preferred Stock were $438,000 as of December 31, 1996. (Note 7)

10.  CONTINGENCIES AND LITIGATION:

Department of Education Matters

     The Company is challenging the ED's authority to enforce the 1992 Cohort Default Rates applicable to the Company in light of the ED's rate correction regulations applicable to such rates adopted on April 25, 1994 and November 29, 1994, which the Company contends are invalid. The Company had requested the court to officially suspend the 1992 Cohort Default Rates, but the court has declined to enter a temporary restraining order or a preliminary injunction prohibiting publication of the 1992 Cohort Default Rates. The Company, however, intends to pursue its claims for declaratory and injunctive relief concerning 1992 rate correction regulations and the Schools' recent default rates. The Company had previously appealed certain of the 1993 default rates. The ED decided to not review some of the appeals. The Company may decide to request the ED to review these appeals.

     The Company is also pursuing administrative appeals seeking a reduction of its recently published 1994 rates. These appeals are being pursued under a rate correction appeal process established by Congress in late 1993 for the correction of default rates for demonstrated occurrences of improper loan servicing and collections. The Company's appeals were commenced early in 1997, and no ruling has yet been issued. (See Item 3, "Legal Proceedings.")

     Two of the Company's Schools, Anaheim and San Diego, California, have official published cohort default rates which exceed 25% for three consecutive years. In addition, the San Bernardino, California School has official published rates for two consecutive years which exceed 25% and a preliminary 1994 rate which exceeds 25%. Currently San Bernardino has not received a final 1994 rate, however the Company believes it will exceed 25%. The Company believes that the 1994 rates for the three Schools should be lowered below 25% through appeals, but it is possible that the ED will not agree. All three Schools could be in jeopardy of loss of loan eligibility if rates for one of the three consecutive years is not lowered, but in that event the Company may challenge the ED's rate determinations in the pending litigation filed in late 1992.

     The Company intends to vigorously defend the Schools against any proceeding by the ED to limit, suspend, or terminate FFELP eligibility. If any of the Schools loses its eligibility to participate in Federal Loan Programs, the continuing operation of that School may be in doubt. The Company intends to closely monitor this situation and will evaluate alternatives to mitigate the effect on any School of the loss of its eligibility to participate in loan programs. Among the options available to the Company, one option would be to restructure the School to use grant funding and alternative third party financing. This action, if necessary, would be expected to result in a short-term decline in enrollment and profitability during the period of transition.

                               Part II - Page 29

     Currently students at all of the Company's Schools have access to lenders. Even though a School is eligible to participate in Title IV programs, it must also have access to lending institutions such as banks which are willing to act as lenders for the Schools' students.

     In 1994, ED established a policy of recertifying all schools participating in Title IV programs every five years. The Company recently completed the process of recertifying the Schools. Full certification has been approved for Anaheim, North Hollywood, San Bernardino and San Diego, California, Kansas City, Missouri, Portland, Oregon, Memphis, Tennessee, Tampa, and Miami, Florida (Miami is an additional location of the Tampa School). Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida have received provisional certification. Provisional certification limits the School's ability to add programs and change the level of educational award. In addition, the School forfeits its right to due process under ED guidelines. The provisional certifications expire in 1998, at which time the Schools will again go through the process of recertification. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

     ED also has established certain "Factors of Financial Responsibility" which the Schools are required to meet to be eligible to receive Title IV Funds. Although these factors change regularly, the Company believes its Schools currently meet all applicable factors.

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

     In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the ED alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The ED gave notice that it intended to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the ED discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the $9,828 on deposit in the SCI bank account. In December 1996, the Company was informed verbally that the matter had been referred to the ED's General Counsel.

      Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to ED. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of March 6, 1997, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

      In light of applicable corporate law which limits the liability of stockholders and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, it is the opinion of management of the Company that the Company will not be liable for debts of SCI. Therefore, if SCI is required to pay the ED's claims it is the opinion of management it will not have a material adverse impact on the Company's financial condition and its results of operations.

Other

      During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. Concorde Careers-Florida, Inc. doing business as ConCorde Career Institute in Jacksonville, Florida ("the Jacksonville School") a wholly owned subsidiary of the Company, filed various objections and motions, including Motions to Dismiss and Motions

                               Part II - Page 30
to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims were filed. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Jacksonville School opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in August 1995, and the Jacksonville School again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Jacksonville School has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues was completed in late Fall 1996. A two-day hearing to determine whether or not the class should be certified was conducted during mid-January 1997. A decision by the Court is expected in the near future. In the meantime, all activity and progress in the other suits have been stayed. The Company believes these suits are without merit, and will continue to strongly oppose class certification, and to defend against them vigorously.

     The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):



             1996                       MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
             ----                     ------------  ------------  ------------  ------------
Operating revenue...................   $11,032,000   $9,270,000    $10,318,000   $9,477,000
                                       ===========   ==========    ===========   ==========
Income (loss) before income taxes...   $   731,000   $ (567,000)   $ 1,149,000   $ (651,000)
                                       ===========   ==========    ===========   ==========
Net income (loss)...................   $   548,000   $ (425,000)   $   862,000   $ (193,000)
                                       ===========   ==========    ===========   ==========
Earnings (loss) per share...........   $       .06   $     (.06)   $       .11   $     (.04)
                                       ===========   ==========    ===========   ==========

             1995
             ----
Operating revenue...................   $ 9,889,000   $8,457,000    $11,101,000   $9,827,000
                                       ===========   ==========    ===========   ==========
Income before income taxes..........   $   333,000   $   18,000    $ 1,061,000   $  368,000
                                       ===========   ==========    ===========   ==========
Net income..........................   $   300,000   $   16,000    $   955,000   $  328,000
                                       ===========   ==========    ===========   ==========
Earnings (loss) per share...........   $       .03   $     (.01)   $       .12   $      .04
                                       ===========   ==========    ===========   ==========

             1994
             ----
Operating revenue...................   $ 8,813,000   $7,989,000    $10,513,000   $7,717,000
                                       ===========   ==========    ===========   ==========
Income (loss)  before income taxes..   $    62,000   $ (636,000)   $ 1,081,000   $ (713,000)
                                       ===========   ==========    ===========   ==========
Net income (loss)...................   $    37,000   $ (486,000)   $   881,000   $ (438,000)
                                       ===========   ==========    ===========   ==========
Earnings (loss)  per share..........   $       .01   $     (.07)   $       .13   $     (.07)
                                       ===========   ==========    ===========   ==========

     Because the CPA examination is administered twice a year, the operations of the CPA Review courses were seasonal, impacting the results of the Company for the quarters ended March 31, and September 30.

                               Part II - Page 31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.




          (The remainder of this page was left blank intentionally.)


                               Part II - Page 32

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors and Executive Officers is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the headings: DIRECTORS and EXECUTIVE OFFICERS .

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



                               Part III - Page 1

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. List of documents filed as part of this report.

Description                                                              Page
-----------                                                              ----
1. Financial Statements:

   Concorde Career Colleges, Inc. and Subsidiaries
     Report of Independent Accountants...............................    II-13
     Consolidated Balance Sheet......................................    II-14
     Consolidated Statement of Operations............................    II-16
     Consolidated Statement of Cash Flows............................    II-17
     Consolidated Statement of Changes In Stockholders' Equity.......    II-18
     Notes to Consolidated Financial Statements......................    II-19

2.  Financial Statement Schedules:

    Concorde Career Colleges, Inc. and Subsidiaries

    Schedules have been omitted as not applicable or not required under the instructions contained in Regulations S-X or the information is included elsewhere in the financial statements or notes thereto.


3. Exhibits:
   Exhibit Number                    Description
   --------------                    ------------
   3(a)  --  Restated Certificate of Incorporation of the Registrant, as
             amended (Incorporated by reference to Exhibit 3(a) of the Annual
             Report on Form 10-K for the year ended December 31, 1994).

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

   4(e)  --  Certificate of Designation of Class B Convertible Preferred Stock.

                               Part IV - Page 1



Exhibit Number                   Description
--------------                   -----------
4(f)       -- Specimen Class B Convertible Preferred Stock Certificate.

4(g)       -- Subordinated Debenture in principal amount of $3,316,250 made by the Company dated February 25, 1997 to Cahill, Warnock Strategic
              Partners Fund, L.P.

4(h)       -- Subordinated Debenture in principal amount of $183,750 made by the
              Company dated February 25, 1997 to Strategic Associates, L.P.

4(i)       -- Common Stock Purchase Warrant dated February 25, 1997 issued to
              Cahill, Warnock Strategic Partners Fund, L.P., granting the right to purchase up to 2,483,419 shares of the Company's Common Stock.

4(j)       -- Common Stock Purchase Warrant dated February 25, 1997 issued to
              Strategic Associates, L.P., granting the right to purchase up to
              135,110 shares of the Company's Common Stock.

4(k)       -- Registration Rights Agreement dated February 25, 1997 issued among the Company; Cahill, Warnock Strategic Partners Fund, L.P.; and
              Strategic Associates, L.P.

8          -- Arthur Andersen letters (Incorporated by reference to Exhibits 1 and 2 on Form 8-K dated September 13, 1994).

9(a)       -- Stockholders' Agreement dated February 25, 1997 among the Company,
              Cahill, Warnock Strategic Partners Fund, L.P., Strategic
              Associates, L.P., Jack L. Brozman, The Estate of Robert F. Brozman
              and the Robert F. Brozman Trust under Agreement dated December 28,
              1989 (the "Stockholders Agreement Parties").

9(b)       -- Agreement dated March 21, 1997 among the Stockholders Agreement
              Parties and James R. Seward.

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

                               Part IV - Page 2



EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------
10(e)(i)    -- Revolving Credit, Security and Guaranty Agreement between
               Registrant and Mark Twain Kansas City Bank dated September 3,
               1991 and Amendment No. One thereto (Incorporated by reference to
               Exhibit 4(d) of the Annual Report on Form 10-K for the year ended
               December 31, 1991).

10(e)(ii)   -- Amendment No. Two to Revolving Credit, Security and Guaranty
               Agreement dated April 30, 1993. (Incorporated by reference to
               Exhibit 10(e)(ii) of the Annual Report on Form 10-K for the year ended December 31, 1992).

10(e)(iii)  -- Amendment No. Three to Revolving Credit, Security and Guaranty
               Agreement dated September 1, 1994 (Incorporated by reference to
               Exhibit 10(e)(iii) of the Annual Report on Form 10-K for the year ended December 31, 1994).

10(e)(iv)   -- Amendment No. Four to Revolving Credit, Security and Guaranty
               Agreement dated November 1, 1995 (Incorporated by Reference to
               Exhibit 10(e)(iv) of the Annual Report on Form 10-K for the year ended December 31, 1995).

10(f)       -- Second Amended and Restated Concorde Career Colleges, Inc. 1988
               Incentive Stock Option Plan, dated May 4, 1989 (Incorporated by reference to Exhibit 10(f)(iii) to Pre-effective Amendment No. 1 to Registration Statement on Form S-1 [SEC File No. 33-30002]).*

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

10(h)(vi)   -- Second Amendment to the Restructuring, Security and Guaranty
               Agreement dated November 15, 1994 (Incorporated by Reference to
               Exhibit 10(h)(vi) of the Annual Report on Form 10-K for the year ended December 31, 1994).

10(h)(vii)  -- Third Amendment to the Restructuring, Security and Guaranty
               Agreement dated July 30, 1996 (Incorporated by Reference to
               Exhibit 2 of the Quarterly Report on Form 10Q dated June 30,
               1996).

10(h)(viii) -- Fourth Amendment to the Restructuring, Security and Guaranty
               Agreement dated December 30, 1996.

                               Page IV - Page 3



EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------
10(i)       --  Expense Sharing Agreement dated as of January 1, 1993, between
                CenCor, Century Acceptance Corporation, La Petite Academy, Inc.
                and the Company. (Incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31,
                1992).

10(j)       --  Memorandum of Understanding and Intent, dated November 3, 1993, regarding the sale of assets of the Pacific Travel School.
                (Incorporated by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the year ended December 31, 1993).

10(k)       --  Asset Purchase Agreement dated July 10, 1996 regarding the sale of assets of Person/Wolinsky Associates, Inc. (Incorporated by reference to Exhibit 1 to the Quarterly Report on Form 10Q dated
                June 30, 1996).

10(l)       --  Convertible Preferred Stock Purchase Agreement dated February
                25, 1997 among Cahill, Warnock Strategic Partners Fund, L.P.,
                Strategic Associates, L.P, and the Company (the "Purchase
                Agreement Parties").

10(m)       --  Amendment No. 1 to the Convertible Preferred Stock Purchase
                Agreement dated March 21, 1997 among the Purchase Agreement
                Parties and James R. Seward.

10(n)       --  Subordinated Debenture and Warrant Purchase Agreement dated as of February 25, 1997 by the Company and Cahill, Warnock
                Strategic Partners Fund, L.P.

10(o)       --  Subordinated Debenture and Warrant Purchase Agreement dated as of February 25, 1997 by the Company and Strategic Associates,
                L.P.

10(p)       --  Revolving Credit, Security and Guaranty Agreement dated March
                13, 1997 by and among the Registrant and Security Bank of Kansas
                City, attached herewith.

21          --  Subsidiaries of Registrant (filed herewith).

23          --  Consent of Price Waterhouse LLP (filed herewith).


* Management contract or compensation plan.


b. Reports on Form 8-K

        None.

                               Part IV - Page 4

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CONCORDE CAREER COLLEGES, INC.


                                     By /s/         JACK L. BROZMAN
                                        ----------------------------------------
                                                    Jack L. Brozman
                                                  Chairman of the Board

Date: March 31, 1996


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                    Signature                                         Date
                    ---------                                         ----
By /s/             JACK L. BROZMAN                                March 31, 1997
   ---------------------------------------------                  --------------
                   Jack L. Brozman
           (Chief Executive Officer, President,
                Treasurer and Director)

By /s/             MICHAEL S. SAVELY                              March 31, 1997
   ---------------------------------------------                  --------------
                   Michael S. Savely
          (Senior Vice President-Operations)

By /s/             GREGG GIMLIN                                   March 31, 1997
   ---------------------------------------------                  --------------
                   M. Gregg Gimlin
   (Vice President, Chief Financial Officer, and
             Principal Accounting Officer)

By /s/             DAVID A. NICHOLS                               March 31, 1997
   ---------------------------------------------                  --------------
                   David A. Nichols
                      (Director)

By /s/             ROBERT R. ROEHRICH                             March 31, 1997
   ---------------------------------------------                  --------------
                   Robert R. Roehrich
                      (Director)

By /s/              JAMES R. SEWARD                               March 31, 1997
   ---------------------------------------------                  --------------
                    James R. Seward
                       (Director)

By /s/              THOMAS K. SIGHT                               March 31, 1997
   ---------------------------------------------                  --------------
                    Thomas K. Sight
                       (Director)

By /s/               DAVID L. WARNOCK                             March 31, 1997
   ---------------------------------------------                  --------------
                     David L. Warnock
                       (Director)

                               Page IV - Page 5

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1996

                                 EXHIBIT INDEX


EXHIBIT NUMBER                                  DESCRIPTION                                      PART NUMBER
--------------                                  -----------                                      -----------

 4(e)               Certificate of Designation of Class B Convertible                                 Part V
                    Preferred Stock

 4(f)               Specimen Class B Convertible Preferred Stock Certificate.                         Part V

 4(g)               Subordinated Debenture in principal amount of $3,316,250                          Part V
                    made by the Company dated February 25, 1997 to Cahill,
                    Warnock Strategic Partners Fund, L.P.

 4(h)               Subordinated Debenture in principal amount of $183,750 made                       Part V
                    by the Company dated February 25, 1997 to Strategic Associates, L.P.

 4(i)               Common Stock Purchase Warrant dated February 25, 1997 issued to                   Part V
                    Cahill, Warnock Strategic Partners Fund, L.P., granting the right to purchase up to 2,483,419 shares of the Company's Common Stock.

 4(j)               Common Stock Purchase Warrant dated February 25, 1997 issued to                   Part V
                    Strategic Associates, L.P., granting the right to purchase up to 135,110 shares of the Company's Common Stock.

 4(k)               Registration Rights Agreement dated February 25, 1997 issued among                Part V
                    the Company;  Cahill, Warnock Strategic Partners Fund, L.P.; and
                    Strategic Associates, L.P.

 9(a)               Stockholders' Agreement dated February 25, 1997 among the                         Part V
                    Company, Cahill, Warnock Strategic Partners Fund, L.P. , Strategic
                    Associates, L.P., Jack L. Brozman, The Estate of Robert F. Brozman
                    and the Robert F. Brozman Trust under Agreement dated December 28, 1989
                    (the "Stockholders Agreement Parties").

 9(b)               Agreement dated March 21, 1997 among the Stockholders Agreement                   Part V
                    Parties and James R. Seward.

 10(h)(viii)        Fourth Amendment to the Restructuring, Security and Guaranty                      Part V
                    Agreement dated December 30, 1996.

 10(l)              Convertible Preferred Stock Purchase Agreement dated February 25,                 Part V
                    1997 among  Cahill, Warnock Strategic Partners Fund, L.P.,
                    Strategic Associates, L.P., and the Company
                    (the "Purchase Agreement Parties")


EXHIBIT NUMBER                                  DESCRIPTION                                      PART NUMBER
--------------                                  -----------                                      -----------
 10(m)              Amendment No. 1 to the Convertible Preferred Stock Purchase                       Part V
                    Agreement dated March 21, 1997 among the Purchase
                    Agreement Parties and James R. Seward.

 10(n)              Subordinated Debenture and Warrant Purchase Agreement dated as of                 Part V
                    February 25, 1997 by the Company and Cahill, Warnock Strategic
                    Partners Fund, L.P.

 10(o)              Subordinated Debenture and Warrant Purchase Agreement dated                       Part V
                    as of February 25, 1997 by the Company and Strategic Associates, L.P.

 10(p)              Revolving Credit, Security and Guaranty Agreement dated March 13, 1997            Part V
                    by and among the Registrant and Security Bank of Kansas City, attached herewith.

 21                 Subsidiaries of Registrant                                                        Part V

 23                 Consent of Price Waterhouse LLP                                                   Part V

                                       2