Form 10-Q
period 1997-03-31
CONCORDE CAREER COLLEGES INC
filed 1997-04-29
CIK 832483

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1997                Commission File No.  0-16992
                      --------------                                     -------


                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


           Delaware                                       43-1440321
-------------------------------                ---------------------------------
(State of other jurisdiction of                (I. R. S. Employer Identification
Incorporation or Organization)                 Number)



4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                            64196
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

(1)  Yes  X    No                                        (2)  Yes  X   No
        -----    -----                                           -----   -----


As of April 23, 1997 Concorde Career Colleges, Inc. had 6,966,576 shares of Common Stock outstanding.
================================================================================

                        CONCORDE CAREER COLLEGES, INC.
                                   Form 10-Q
                       Three Months Ended March 31, 1997


                                     INDEX


                        PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

Item 1.  Financial Information
     Notes to Condensed Consolidated Financial Statements
          Note 1......................................................    1
          Note 2......................................................    1
          Note 3......................................................    2
     Condensed Consolidated Balance Sheets............................  3,4
     Condensed Consolidated Statements of Operations..................    5
     Condensed Consolidated Statements of Cash Flows..................    6
     Consolidated Statement of Changes in Stockholders' Equity........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results Operations......................................    8

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................   13

Item 2.  Change in Securities.........................................   13

Item 3.  Defaults Upon Senior Securities..............................   14

Item 4.  Submission of Matters to a Vote of Security Holders..........   14

Item 5.  Other Information............................................   14

Item 6.  Exhibits.....................................................   14

Signatures............................................................   15


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

Overview

     The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments, litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Note 1:
------

     The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Report on Form 10-K that was filed by the Company with the Commission on March 31, 1997.

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

     The Company has litigation pending which arose in the normal course of business. See further discussion in "Contingencies" and "Legal Proceedings".

Note 2:
------

     Primary earnings per share is computed by deducting accrued and imputed preferred dividends from net income and adding convertible subordinated debt interest (net of income taxes) in order to determine net income attributable to common shareholders. This amount is then divided by weighted average number of common shares outstanding and common stock equivalents.

     Fully diluted earnings per share is computed by deducting accrued preferred dividends from net income and adding convertible subordinated debt interest (net of taxes). This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and for warrants and preferred stock assumed converted to common stock.

     Primary earnings per weighted average common and common equivalent share is shown after a reduction for preferred stock dividends of $38,000 and an addition of $9,000 for convertible debt interest in 1997 and a reduction of $60,000 for preferred stock dividends in 1996. Dividends for the three months ended March 31, 1997, included accrued dividends of $28,000 for Class A preferred Stock and imputed dividends of $10,000 for Class B Preferred Stock.

Note 3:
------

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P., affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock. These funds were used to redeem essentially all outstanding obligations that were owed to CenCor, Inc., the Company's former parent.

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                           March 31,    December 31,
                                                                             1997          1996
                                                                          ----------    -----------

CURRENT ASSETS:
  Cash and cash equivalents........................................       $ 5,284,000   $ 4,261,000
  Net receivables
     Accounts receivable...........................................        14,709,000    16,756,000
     Notes receivable..............................................         3,673,000     4,392,000
     Allowance for uncollectible accounts..........................        (1,614,000)   (1,645,000)
                                                                          -----------   -----------
                                                                           16,768,000    19,503,000

  Deferred income taxes............................................           916,000       916,000
  Supplies and prepaid expenses....................................           723,000       732,000
                                                                          -----------   -----------
           Total current assets....................................        23,691,000    25,412,000


FIXED ASSETS, NET:.................................................         2,184,000     2,539,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $1,863,000 at March 31, 1997
  and $1,820,000 at December 31, 1996, respectively................           725,000       768,000

OTHER ASSETS:
  Long-term notes receivable.......................................         3,035,000     3,001,000
  Allowance for uncollectible notes................................        (1,171,000)   (1,243,000)

  Other............................................................           398,000       390,000
                                                                          -----------   -----------
     Total other assets............................................         2,262,000     2,148,000
                                                                          -----------   -----------
                                                                          $28,862,000   $30,867,000
                                                                          ===========   ===========

         See accompanying notes to condensed consolidated statements.

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,   December 31,
                                                                             1997         1996
                                                                         ------------  ------------
CURRENT LIABILITIES:
 Deferred student tuition..............................................   $14,210,000   $16,572,000
 Current debt due related party........................................                     400,000
 Accrued salaries and wages............................................       719,000       862,000
 Current income taxes payable..........................................       254,000       439,000
 Accounts payable and other accrued liabilities........................     2,499,000     2,731,000
                                                                          -----------   -----------
   Total current liabilities...........................................    17,682,000    21,004,000


DEFERRED INCOME TAXES..................................................       429,000       429,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CENCOR.........................                   2,419,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK.................     3,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock, ($.10 par value, 600,000 shares authorized)
  Class A, 260,385 shares issued and outstanding.......................                      26,000
  Class B, 55,147 shares issued and outstanding........................         6,000

 Common stock, $.10 par value, 19,400,000 shares
 authorized, 6,993,376 shares issued and 6,966,576 shares outstanding..       699,000       699,000

 Capital in excess of par..............................................     7,954,000     7,736,000
 Accumulated deficit...................................................    (1,347,000)   (1,385,000)
 Less-treasury stock, 26,800 shares, at cost...........................       (61,000)      (61,000)
                                                                          -----------   -----------
  Total stockholders' equity...........................................     7,251,000     7,015,000
                                                                          -----------   -----------
                                                                          $28,862,000   $30,867,000
                                                                          ===========   ===========

          See accompanying notes to condensed consolidated statements.

                         CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                        Ended March 31,
                                                                  ---------------------------

                                                                     1997            1996
                                                                     ----            ----
STUDENT TUITION AND
  OTHER REVENUE:...........................................       $9,431,000      $11,032,000
                                                                  ----------      -----------

OPERATING EXPENSES:
  Payroll costs............................................        4,465,000        4,924,000
  Occupancy................................................        1,203,000        1,349,000
  Instructional materials and supplies.....................          639,000        1,071,000
  Advertising..............................................          747,000          711,000
  Other general and administrative.........................        1,377,000        1,454,000
  Provision for uncollectible accounts.....................          476,000          522,000
                                                                  ----------     ------------
      Total operating expenses.............................        8,907,000       10,031,000
                                                                  ----------     ------------
OPERATING INCOME...........................................          524,000        1,001,000
INTEREST EXPENSE...........................................          136,000          270,000
                                                                  ----------     ------------
INCOME BEFORE INCOME TAXES AND GAIN ON SALE................          388,000          731,000
GAIN ON SALE OF ASSETS.....................................          313,000
                                                                  ----------     ------------
INCOME BEFORE INCOME TAXES.................................          701,000          731,000
PROVISION FOR INCOME TAXES.................................          196,000          183,000
                                                                  ----------     ------------
NET INCOME.................................................       $  505,000       $  548,000
                                                                  ==========     ============

WEIGHTED AVERAGE COMMON AND
  COMMON SHARE EQUIVALENTS
  OUTSTANDING
      Primary..............................................        8,537,000        7,645,000
                                                                  ==========     ============
      Fully Diluted........................................        8,947,000        7,645,000
                                                                  ==========     ============

EARNINGS PER WEIGHTED AVERAGE COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING
      Primary..............................................            $0.06            $0.06
                                                                  ==========     ============
      Fully Diluted........................................            $0.05            $0.06
                                                                  ==========     ============

          See accompanying notes to condensed consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                   1997          1996
                                                                -----------    ----------
CASH FLOWS--OPERATING ACTIVITIES:

    Net income .............................................    $   505,000    $  548,000
    Adjustments to reconcile net income to net cash
      provided by operating activities -
        Gain on sale of assets .............................       (313,000)
        Depreciation and amortization ......................        232,000       271,000
        Provision for losses on accounts receivable ........        476,000       522,000
        Change in assets and liabilities, net  -
            Change in receivables ..........................      2,153,000      (626,000)
            Change in deferred student tuition .............     (2,362,000)       31,000
            Change in deferred income taxes ................                     (181,000)
            Change  in accrued income taxes ................       (185,000)
            Other changes in assets and liabilities, net ...       (430,000)      446,000
                                                                -----------    ----------
                Total adjustments ..........................       (429,000)      463,000
                                                                -----------    ----------
                Net operating activities ...................         76,000     1,011,000

CASH FLOWS--INVESTING ACTIVITIES:
    Proceeds from sale .....................................        725,000
    Capital expenditures ...................................       (190,000)      (60,000)
                                                                -----------    ----------
                Net investing activities ...................        535,000       (60,000)
                                                                -----------    ----------

CASH FLOWS--FINANCING ACTIVITIES:
    Class A Preferred stock redemption .....................     (1,302,000)
    Class A Preferred stock dividend payments ..............       (467,000)
    Principal payments on debt due CenCor ..................     (2,819,000)     (681,000)
    Class B Preferred stock issued .........................      1,500,000
    Subordinated debt issued to Cahill-Warnock .............      3,500,000
                                                                -----------    ----------
                Net financing activities ...................        412,000      (681,000)
                                                                -----------    ----------
                Net increase in cash & cash equivalents ....      1,023,000       270,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........      4,261,000     3,295,000
                                                                -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................    $ 5,284,000    $3,565,000
                                                                ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest ..........................................    $   132,000    $   22,000
        Income taxes ......................................        379,000

    Cash received during the period for:
        Interest ..........................................        102,000        70,000


          See accompanying notes to condensed consolidated statements.

                         CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                                                 Capital
                                         Preferred    Common    in Excess    Accumulated   Treasury
                                           Stock      Stock       of Par       Deficit       Stock
                                         ----------  --------  ------------  ------------  ---------

BALANCE, December 31, 1996.............   $ 26,000   $699,000  $ 7,736,000   $(1,385,000)  $(61,000)
  Class A Preferred Stock Redemption...    (26,000)             (1,276,000)
  Class B Preferred Stock Issuance.....      6,000               1,494,000
  Net Income...........................                                          505,000
  Class A Preferred Dividend Payments..                                         (467,000)
                                          --------  ---------  -----------   -----------   --------
BALANCE, March 31, 1997................   $  6,000   $699,000  $ 7,954,000   $(1,347,000)  $(61,000)
                                          ========   ========  ===========   ===========   ========




           (The remainder of this page was left intentionally blank.)

Item 2.  Management's Discussion and Analysis of  Financial Condition and
         ----------------------------------------------------------------
Results of  Operations
----------------------

     The Company owns and operates proprietary postsecondary schools which offer career training, primarily in the allied health field (together the Resident Schools.) The Company previously owned Person/Wolinsky Associates which offered review courses for the CPA exam. The assets of Person/Wolinsky Associates were sold on August 2, 1996.

                                                               Three Months
                                                              Ended March 31,
                                                             -----------------
                                                              1997      1996
                                                             ------    -------
Resident Schools..........................................   $9,431    $ 9,850
CPA Review Courses........................................               1,182
                                                             ------    -------
     Total................................................   $9,431    $11,032
                                                             ======    =======


     The following table presents the relative percentage of revenues derived from the Resident Schools and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.

                                                               Three Months
                                                              Ended March 31,
                                                             -----------------
                                                              1997      1996
                                                             ------    -------

Allied Health &  Computer Schools.........................   100.0%      89.3%
CPA Review Courses........................................               10.7
                                                                        -----
Total.....................................................   100.0      100.0
                                                             =====      =====
Operating expenses:
  Payroll costs...........................................    47.3       44.6
  Occupancy...............................................    12.8       12.2
  Instructional materials and supplies....................     6.8        9.7
  Advertising.............................................     7.9        6.5
  Other general and administrative........................    14.6       13.2
  Provision for uncollectible accounts....................     5.0        4.7
                                                             -----      -----
  Total operating expenses................................    94.4       90.9
Operating income..........................................     5.6        9.1
Interest expense..........................................     1.5        2.4
                                                             -----      -----
Income before income taxes and gain on sale...............     4.1        6.7
                                                             -----      -----
Gain on sale of assets....................................     3.3         .
                                                             -----      -----
Income before income taxes................................     7.4        6.7
Provision for income taxes................................     2.0        1.7
                                                             -----      -----
Net income................................................     5.4%       5.0%
                                                             =====      =====


          (The remainder of this page was left intentionally blank.)

Results of Operations


                    QUARTER ENDED MARCH 31, 1997 COMPARED TO
                          QUARTER ENDED MARCH 31, 1996


     Net income decreased $43,000 or 7.8% to $505,000 for the three months ended March 1997 compared to $548,000 for the same period in 1996. The Company benefited from a $313,000 gain from the sale of its Michigan building in January 1997. Net income available to common shareholders, after cumulative preferred dividends was $467,000 in 1997 compared to $488,000 in 1996.

     Total revenue decreased 14.5% or $1,601,000 to $9,431,000 for the three months ended March 31, 1997 compared to $11,032,000 for the same period in 1996. During August 1996 the Company sold the assets of the San Jose, California school. In addition the Company sold the assets of Person/Wolinsky Associates, which offered review courses for the CPA exam. These sales, collectively the "Asset Sales", accounted for a reduction of $1,644,000 in revenue compared to 1996. Revenue from the twelve operating schools increased slightly from a modest price increase in 1996. Student population at the twelve schools remained flat compared to 1996.

     Total operating expenses decreased $1,124,000 or 11.2% to $8,907,000 compared to $10,031,000 for the three months ending March 31, 1996. The Asset Sales resulted in a decrease of $1,550,000 in operating expenses.

     Payroll decreased $459,000 or 9.3% to $4,465,000 compared to $4,924,000 for the three months ending March 31, 1996. Payroll decreased $661,000 as a result of the Asset Sales. The offsetting payroll increase of $202,000 is due to additional salary expense and increased staff.

     Occupancy decreased $146,000 or 10.8% to $1,203,000 from $1,349,000 in
1996. Occupancy decreased $334,000 due to the Asset Sales. The offsetting increase is primarily due to increased rent and insurance expense.

     Material and supplies decreased $432,000 or 40.3% to $639,000 compared to $1,071,000 in 1996. The Asset Sales accounted for $305,000 of the decrease. The remaining decrease is primarily due to the timing of textbook expense.

     Advertising increased $36,000 or 5.1% to $747,000 from $711,000 in 1996.
The Asset Sales resulted in an advertising decrease of $92,000. Newspaper and television advertising both increased in 1997.

     General and administrative expenses decreased $77,000 or 5.3% to $1,377,000 from $1,454,000 in 1996. The Asset Sales accounted for a decrease of $154,000. The resulting increase is primarily due to increased professional fees.

     Provision for uncollectible accounts decreased $46,000 or 8.8% to $476,000 from $522,000 in 1996. The Schools wrote off $574,000 of accounts receivable compared to $392,000 in 1996. The offsetting decrease was due to decreased accruals for bad debt.

     Interest expense decreased $134,000 to $136,000 from $270,000 in 1996. The Company accrued $158,000 in the first quarter of 1996 for an additional payment due Cencor. This accrual was eliminated in December 1996 as part of the refinancing discussed below.

     The gain from the sale of the Company's Michigan property sale was $313,000 before any tax effect. See further discussion in "Liquidity and Capital Resources."

     In 1997, a tax provision of $196,000 or 28.0% was recorded compared to $183,000 or 25.0% in 1996. This provision is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Primary weighted average common and common share equivalents outstanding increased to 8,537,000 from 7,645,000. This increase is due to the dilutive effect of the Company's warrants and incentive stock option plan. Primary earnings per weighted average common and common share equivalent (EPS) was $0.06 for both at March 31, 1997 and 1996. Fully diluted earnings per common share and common share equivalent was $0.05 and $0.06 at March 31, 1997 and 1996, respectively. Primary EPS is shown after a reduction for preferred stock dividends of $38,000 and an addition of $9,000 for convertible debt interest in 1997 and $60,000 in 1996. Dividends for the three months ending March 31, 1997 included $28,000 accrued dividends for Class A Preferred Stock and $10,000 imputed dividends for Class B Preferred Stock.

Liquidity and Capital Resources

Asset Sales

     On August 2, 1996 the assets of Person/Wolinsky Associates, a wholly owned subsidiary of the Company, were sold. As a result of the sale the Company received proceeds of $879,000. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments. On December 17, 1996 the Company received the first $75,000 non-compete payment in connection with the sale of Person/Wolinsky assets.

     On August 30, 1996 the Company sold the assets of its Allied Health School located in San Jose, California. The Company received proceeds of $50,000 at closing and a $300,000 promissory note due and paid on February 28, 1997 for the School's assets.

     On January 31, 1997 the Company sold its Michigan building and land for $725,000. Proceeds of $310,000 from the sale were used to redeem 26,568 shares of Class A Preferred Stock held by CenCor and $45,000 of accumulated dividends.

CenCor, Inc. Agreement

     The Restructuring Agreement discussed below was effective for the period between October 30, 1992 and February 25, 1997.

     Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement ("Restructuring Agreement") pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor the Old Debenture, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. CenCor was also entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeded $3,500,000 ("Additional Payment").

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

     On December 30, 1996 CenCor, Inc. and the Company amended the Restructuring Agreement (the "Fourth Amendment"). The Fourth Amendment, among other provisions extended the due date of the Old Debenture and Unsecured Debt to January 1, 1998 and increased quarterly principal payments. Contingent upon a successful refinancing, the Fourth Amendment also reduced the Additional Payment to $10 and provided for terms and allocation of the CenCor Repayment. In addition, the Company agreed to pay CenCor $1,333 per day for the number of days the closing date extended beyond December 20, 1996.

     As a result of the Cahill Transaction entered into on February 25, 1997, discussed below, all obligations due CenCor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables in connection with interest discharged in the 1993 and 1994 agreements. At March 31, 1997 the remaining commitment was $274,000.

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

     See "Part II - Change in Securities" for additional discussion.

Bank Financing

     In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. At March 31, 1997 the Company had not borrowed any funds against the new bank line of credit.

Cash Flows and Other

     Net cash provided by operating activities decreased to $76,000 for the three months ended March 31, 1997 from $1,011,000 during the same period in 1996. The decreased cash flow is directly attributed to less profitable operations, and the sale of Person/Wolinsky. Net receivables before bad debt charge off decreased by $2,152,000 in 1997 compared to an increase of $626,000 in 1996. Deferred student tuition decreased in 1997 by $2,362,000 compared to an increase of $31,000 in 1996.

     Capital expenditures in 1997 were $190,000 compared to $60,000 in 1996.
For both periods, expenditures were primarily for additional classroom equipment and leasehold improvements. The Company received approximately $725,000 from the sale of the Michigan land and building. Financing activities increased cash $412,000 in 1997 as the Company retired the outstanding debt and preferred stock due CenCor, Inc. and received cash from the issuance of new debentures and preferred stock.

     The Company is moving its North Hollywood, California School to a new location during 1997. The Company has entered into a lease agreement for a new building which will provide a much improved facility with better access, additional space for new programs, and additional parking. Leasehold improvements and new equipment will cost approximately $850,000.


     During 1996 the Company instituted a policy which results in most students paying a portion of their tuition while they attend school. As the Company continues to decrease its reliance on Title IV funding the provision for bad debt expense may increase and cash from operations may be temporarily reduced. The Company's recently adopted policy that all new student notes will be serviced by a professional agency is expected to help reduce the effects.

Contingencies

     The Company generally relies on the availability of various federal and state student financial aid programs to provide funding for the students attending the Schools. The Company also relies on the availability of lending institutions willing to participate in these programs and to grant loans to these students. If all of the Schools would be limited, suspended or terminated from participation in the federal or state student financial aid programs, or if lending institutions withdrew access to student loans, the Company's continuing operations would be in doubt.

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. Concorde Careers-Florida, Inc. doing business as ConCorde Career Institute in Jacksonville, Florida ("the Jacksonville School") a wholly owned subsidiary of the Company, filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims were filed. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Jacksonville School opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in September 1995, and the Jacksonville School again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Jacksonville School has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues was completed in late Fall 1996. A two-day hearing to determine whether or not the class should be certified was conducted during mid-January 1997. The plaintiffs motion for class certification was denied on April 18, 1997. The plaintiffs may appeal this decision. The Company believes these suits are without merit, and will continue to strongly defend against them vigorously.

     The San Bernardino, California School received its official published 1994 Cohort Default Rate ("CDR") in April 1997. The Company's other Schools received their official published 1994 Cohort Default Rates in January 1997. Three of the Company's Schools, Anaheim, San Bernardino, and San Diego, California, have official published Cohort Default Rates which exceed 25% for three consecutive years. The 1994 published Cohort Default Rates have been appealed for all three Schools. On April 25, 1997 the San Diego School received notification that its 1994 CDR erroneous data appeal was processed. The 1994 CDR was lowered but still remains above 25%. The School continues to have a servicing appeal for its 1994 CDR pending. The Company believes that the 1994 Cohort Default Rates for the three Schools should be lowered below 25% through appeals, but it is possible that the ED will not agree. All three Schools could be in jeopardy of loss of loan eligibility if the Cohort Default Rates for one of the three consecutive years is not lowered, but in that event the Company may challenge the ED's rate determinations in the pending litigation filed in late 1992.

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

     In 1994, ED established a policy of recertifying all schools participating in Title IV programs every five years. The Company recently completed the process of recertifying the Schools. Full certification has been approved for Anaheim, North Hollywood, San Bernardino and San Diego, California, Kansas City, Missouri, Portland, Oregon, Memphis, Tennessee, Tampa, and Miami, Florida (Miami is an additional location of the Tampa School). Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida have received provisional certification. Provisional certification limits the School's ability to add programs and change the level of educational award. In addition, the School forfeits its right to due process under ED guidelines. The provisional certifications expire in 1998, at which time the Schools will again go through the process of certification. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

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

     Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to ED. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of April 16, 1997 SCI had received payments totaling approximately $30,000 pursuant to that agreement.

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

New Accounting Standards

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt this method of calculating earnings per share at that time.



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

     The Company is also pursuing administrative appeals seeking a reduction of its recently published 1994 rates. These appeals are being pursued under a rate correction appeal process established by Congress in late 1993 for the correction of default rates for demonstrated occurrences of improper loan servicing and collections. The Company's appeals were commenced early in 1997. See "Contingencies" for additional discussion.

     The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

Other

      During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. The Jacksonville School has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues was completed in late Fall 1996. A two-day hearing to determine whether or not the class should be certified was conducted during mid-January 1997. The plaintiffs motion for class certification was denied on April 18, 1997. The plaintiffs may appeal this decision. The Company believes these suits are without merit, and will continue to strongly defend against them vigorously. See "Contingencies" for additional discussion.

     The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

Item 2.     Change in Securities
            --------------------

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

     The Voting Preferred Stock has the right to vote, as a class with the Common Stock (with each share of Voting Preferred Stock having the equivalent voting power of 20 shares of Common Stock), on all matters presented to holders of Common Stock. Each share of Voting Preferred Stock is convertible into 20 shares of Common Stock at the election of the holder for no additional consideration. The Voting Preferred Stock is entitled to a 12% annual dividend beginning February 25, 2001 and a 15% annual dividend beginning February 25, 2003. The Voting Preferred Stock is mandatorily convertible into Common Stock upon the successful completion by the Company of a common equity offering greater than

$20 million at a price greater than $4 per share of Common Stock.
Cahill-Warnock also has certain preemptive rights in future issuance of stock by the Company.


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

     As part of the Cahill Transaction, the Board of Directors of the Company was increased from three to six members, with Cahill-Warnock having the right to nominate two Directors. The sixth Director is Dr. Robert Roehrich, the Company's new President and Chief Executive Officer effective April 1997.


Item 3.   Defaults Upon Senior Securities -- None
          ---------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders -- None
          -----------------------------------------------------------

Item 5.   Other Information -- None
          -------------------------

Item 6.   Exhibits and Reports on Form 8-K -- None
          ----------------------------------------



           (The remainder of this page was left intentionally blank.)

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CONCORDE CAREER COLLEGES, INC.


                                DATED: April 29, 1997
                                By: /s/ Robert R. Roehrich
                                   -------------------------------------------
                                   Robert R. Roehrich, Chief Executive Officer

                                By: /s/ Gregg Gimlin
                                   -------------------------------------------
                                        Gregg Gimlin, Chief Financial Officer
                                        --------------------------------------