Form 10-Q
period 1997-06-30
CONCORDE CAREER COLLEGES INC
filed 1997-08-12
CIK 832483

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1997           Commission File No.      0-16992
                      -------------                                    -------


                      CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


             Delaware                                    43-1440321
-----------------------------------           ----------------------------------
  (State of other jurisdiction of             (I. R. S. Employer Identification
  Incorporation or Organization)               Number)


4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                                 64196
-------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's telephone number, including area code:       (816)  474-8002
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

As of August 1, 1997 Concorde Career Colleges, Inc. had 6,985,776 shares of Common Stock outstanding.
===============================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   Form 10-Q

                        Six Months Ended June 30, 1997


                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
Item 1.  Financial Statements

         Notes to Condensed Consolidated Financial Statements

            Note 1....................................................   1

            Note 2....................................................   1

         Condensed Consolidated Balance Sheets........................ 2,3

         Condensed Consolidated Statements of Operations..............   4

         Condensed Consolidated Statements of Cash Flows..............   5

         Consolidated Statement of Changes in Stockholders' Equity....   6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   7


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................  13

Item 2.  Change in Securities.........................................  13

Item 3.  Defaults Upon Senior Securities..............................  13

Item 4.  Submission of Matters to a Vote of Security Holders..........  13

Item 5.  Other Information............................................  14

Item 6.  Exhibits and Reports on Form 8-K.............................  14

Signatures............................................................  15


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

Overview

     The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default rates; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

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

     Due to the inherent seasonal nature of the career education business, annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.

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

     The Company sold assets during 1996 and 1997 and has restructured its debt and preferred stock during 1997. See further discussion in "Liquidity and Capital Resources".

Note 2:
------

     Primary earnings per share is computed by deducting accrued and imputed preferred dividends from net income and adding convertible subordinated debt interest net of income taxes (if dilutive) in order to determine net income attributable to common shareholders. This amount is then divided by weighted average number of common shares outstanding and common stock equivalents (if dilutive).

     Fully diluted earnings per share is computed by deducting accrued and imputed preferred dividends from net income and adding convertible subordinated debt interest net of income taxes (if dilutive). This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options and for warrants and preferred stock assumed converted to common stock.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)

                                    ASSETS

                                                                June 30,     December 31,
                                                                  1997          1996
                                                              ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 5,684,000   $ 4,261,000
  Net receivables
       Accounts receivable..................................   15,601,000    16,756,000
       Notes receivable.....................................    3,025,000     4,392,000
       Allowance for uncollectible accounts.................   (1,416,000)   (1,645,000)
                                                              -----------   -----------
                                                               17,210,000    19,503,000

  Deferred income taxes.....................................      916,000       916,000
  Supplies and prepaid expenses.............................      998,000       732,000
                                                              -----------   -----------
          Total current assets..............................   24,808,000    25,412,000


FIXED ASSETS, NET:..........................................    2,392,000     2,539,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $1,052,000 at June 30, 1997
  and $1,820,000 at December 31, 1996, respectively.........      681,000       768,000

OTHER ASSETS:
  Long-term notes receivable................................    2,834,000     3,001,000
  Allowance for uncollectible notes.........................   (1,058,000)   (1,243,000)

  Other.....................................................      416,000       390,000
                                                              -----------   -----------
       Total other assets...................................    2,192,000     2,148,000
                                                              -----------   -----------
                                                              $30,073,000   $30,867,000
                                                              ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,          December 31,
                                                                              1997                1996
                                                                           ----------        --------------
CURRENT LIABILITIES:
 Deferred student tuition...............................................   $15,025,000        $16,572,000
 Current debt due related party.........................................                          400,000
 Accrued salaries and wages.............................................       840,000            862,000
 Current income taxes payable...........................................        99,000            439,000
 Accounts payable and other accrued liabilities.........................     3,192,000          2,731,000
                                                                           -----------         ----------
   Total current liabilities............................................    19,156,000         21,004,000


DEFERRED INCOME TAXES...................................................       331,000            429,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CENCOR..........................                        2,419,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK..................     3,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock, ($.10 par value, 600,000 shares authorized)
  Class A, 260,385 shares issued and outstanding........................                           26,000
  Class B, 55,147 shares issued and outstanding.........................         6,000

 Common stock, $.10 par value, 19,400,000 shares authorized, 7,012,576 shares issued and 6,985,776 shares outstanding at June 30, 1997,
  6,993,376 shares issued and 6,966,576 shares outstanding at
  December 31, 1996.....................................................       702,000            699,000

 Capital in excess of par...............................................     7,935,000          7,736,000
 Accumulated deficit....................................................    (1,496,000)        (1,385,000)
 Less-treasury stock, 26,800 shares, at cost............................       (61,000)           (61,000)
                                                                            ----------         ----------
  Total stockholders' equity............................................     7,086,000          7,015,000
                                                                            ----------         ----------
                                                                           $30,073,000        $30,867,000
                                                                            ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
               AND THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                            Six Months                        Three Months
                                                          Ended June 30,                     Ended June 30,
                                                        ------------------               ---------------------
                                                        1997          1996               1997             1996
                                                        ----          ----               ----             ----
STUDENT TUITION AND
  OTHER REVENUE....................................  $18,563,000   $20,302,000        $9,132,000       $9,270,000
                                                     -----------   -----------        ----------       ----------

OPERATING EXPENSES:
  Payroll costs....................................    9,033,000     9,414,000         4,568,000        4,490,000
  Occupancy........................................    2,427,000     2,532,000         1,224,000        1,183,000
  Instructional materials and supplies.............    1,351,000     1,862,000           712,000          791,000
  Advertising......................................    1,548,000     1,425,000           801,000          714,000
  Other general and administrative.................    2,950,000     2,729,000         1,573,000        1,275,000
  Provision for uncollectible accounts.............      835,000     1,089,000           359,000          567,000
                                                     -----------   -----------        ----------       ----------
      Total operating expenses.....................   18,144,000    19,051,000         9,237,000        9,020,000
                                                     -----------   -----------        ----------       ----------
OPERATING INCOME (LOSS)............................      419,000     1,251,000          (105,000)         250,000
INTEREST EXPENSE...................................      182,000     1,087,000            46,000          817,000
                                                     -----------   -----------        ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES
AND GAIN ON SALE...................................      237,000       164,000          (151,000)        (567,000)

GAIN ON SALE OF ASSETS.............................      313,000
                                                     -----------   ------------       -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES..................      550,000       164,000          (151,000)        (567,000)
PROVISION (BENEFIT) FOR INCOME TAXES...............      154,000        41,000           (42,000)        (142,000)
                                                     -----------   -----------        ----------       ----------
NET INCOME (LOSS)..................................  $   396,000   $   123,000        $ (109,000)      $ (425,000)
                                                     ===========   ===========        ==========       ==========

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING
      Primary......................................    9,664,000     7,712,000         6,997,000        7,752,000
                                                       =========     =========         =========        =========

EARNINGS PER WEIGHTED AVERAGE
  COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING
      Primary......................................        $0.04         $0.00            $(0.02)          $(0.06)
                                                            ====          ====              ====             ====



     See accompanying notes to condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

CASH FLOWS--OPERATING ACTIVITIES:                           1997            1996
                                                            ----            ----
  Net income.........................................    $   396,000     $   123,000
                                                         -----------     -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Gain on sale of assets.........................       (313,000)
      Depreciation and amortization..................        461,000         547,000
      Provision for losses on receivables............        835,000       1,089,000
      Change in assets and liabilities, net -
        Change in receivables........................      1,440,000        (915,000)
        Change in deferred student tuition...........     (1,547,000)        234,000
        Change in deferred income taxes..............        (98,000)       (251,000)
        Change in accrued income taxes...............       (340,000)       (371,000)
        Other changes in assets and liabilities, net.       (267,000)         14,000
                                                         -----------     -----------
          Total adjustments..........................        171,000         347,000
                                                         -----------     -----------
          Net operating activities...................        567,000         470,000
                                                         -----------     -----------

CASH FLOWS--INVESTING ACTIVITIES:
  Proceeds from asset sales..........................      1,025,000
  Capital expenditures...............................       (584,000)       (188,000)
                                                         -----------     -----------
          Net investing activities...................        441,000        (188,000)
                                                         -----------     -----------

CASH FLOWS--FINANCING ACTIVITIES:
  Class A Preferred stock redemption.................     (1,302,000)
  Class A Preferred stock dividend payments..........       (467,000)
  Principal payments on debt due CenCor..............     (2,819,000)     (1,422,000)
  Class B Preferred stock issued.....................      1,500,000
  Subordinated debt issued to Cahill-Warnock.........      3,500,000
  Stock options exercised............................          3,000
                                                         -----------     -----------
          Net financing activities...................        415,000      (1,422,000)
                                                         -----------     -----------
            Net......................................      1,423,000      (1,140,000)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD.............................      4,261,000       3,295,000
                                                         -----------     -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD...................................    $ 5,684,000     $ 2,155,000
                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest.........................................    $   177,000     $   102,000
    Income taxes.....................................        581,000         663,000

  Cash received during the period for:
    Interest.........................................        218,000         201,000

      See accompanying notes to condensed consolidated financial statements.

                                       5

                         CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (unaudited)



                                                                 Capital
                                         Preferred    Common    in Excess    Accumulated   Treasury
                                           Stock      Stock      of Par        Deficit       Stock
                                         ---------   --------  -----------   -----------   --------

BALANCE, December 31, 1996.............   $ 26,000   $699,000  $ 7,736,000   $(1,385,000)  $(61,000)
  Class A Preferred Stock Redemption...    (26,000)             (1,276,000)
  Class B Preferred Stock Issuance.....      6,000               1,435,000
  Stock Options Exercised..............                 3,000
  Class A Preferred Dividend Payments..                                         (467,000)
  Class B Preferred Stock Accretion....                             40,000       (40,000)
  Net Income...........................                                          396,000
                                          --------   --------  -----------   -----------   --------

BALANCE, June 30, 1997.................   $  6,000   $702,000  $ 7,935,000   $(1,496,000)  $(61,000)
                                          ========   ========  ===========   ===========   ========

      See accompanying notes to condensed consolidated financial statements.


           (The remainder of this page was left intentionally blank.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company owns and operates proprietary postsecondary schools which offer career education, primarily in the allied health field (the twelve Schools.) The Company previously owned Person/Wolinsky Associates which offered review courses for the CPA exam. The assets of Person/Wolinsky Associates were sold on August 2, 1996. In addition the Company sold the assets of its San Jose, California School in August 1996. The following table presents the revenue for the Schools and the CPA Review Courses for the periods indicated. Amounts are in thousands.


                                       Six Months              Three Months
                                     Ended June 30,           Ended June 30,
                                     --------------           --------------
                                   1997          1996        1997         1996
                                   ----          ----        ----         ----
Schools........................   $18,559       $19,079     $9,128       $9,229
CPA Review Courses.............         4         1,223          4           41
                                  -------       -------     ------       ------
     Total.....................   $18,563       $20,302     $9,132       $9,270
                                  =======       =======     ======       ======

         The following table presents the relative percentage of revenues derived from the Resident Schools and the CPA Review Courses and certain consolidated statement of operations items as a percentage of total revenue for periods indicated.



                                             Six Months               Three Months
                                           Ended June 30,            Ended June 30,
                                           --------------            --------------
                                            1997     1996             1997    1996
                                            ----     ----             ----    ----
Schools.................................   100.0%    94.0%           100.0%   99.6%
CPA Review Courses......................              6.0                      0.4
                                           -----    -----            -----   -----
Total...................................   100.0    100.0            100.0   100.0
                                           =====    =====            =====   =====

Operating expenses:
  Payroll costs.........................    48.6     46.4             50.0    48.4
  Occupancy.............................    13.1     12.5             13.4    12.8
  Instructional materials and supplies..     7.3      9.2              7.8     8.5
  Advertising...........................     8.3      7.0              8.8     7.7
  Other general & administrative........    15.9     13.4             17.2    13.8
  Provision for uncollectible accounts..     4.5      5.3              3.9     6.1
                                           -----    -----            -----   -----
  Total.................................    97.7     93.8            101.1    97.3

Operating income (loss).................     2.3      6.2             (1.1)    2.7
Interest expense........................     1.0      5.4              0.5     8.8
                                           -----    -----            -----   -----
Income (loss) before income taxes and
  gain on sale..........................     1.3      0.8             (1.6)   (6.1)
Gain on sale of assets..................     1.7
                                           -----    -----            -----   -----
Income (loss) before income taxes.......     3.0      0.8             (1.6)   (6.1)
Provision (benefit) for income taxes....     0.9      0.2             (0.4)   (1.5)
                                           -----    -----            -----   -----
Net income (loss).......................     2.1%     0.6%           (1.2)%  (4.6)%
                                           =====    =====            =====   =====


           (The remainder of this page was left intentionally blank.)

Results of Operations


                    QUARTER ENDED JUNE 30, 1997 COMPARED TO
                          QUARTER ENDED JUNE 30, 1996


     The Company incurred a net loss of $109,000 for the three months ended June 1997 compared to a net loss of $425,000 for the same period in 1996.

     Total revenue decreased 1.5% or $138,000 to $9,132,000 for the three months ended June 30, 1997 compared to $9,270,000 for the same period in 1996. During August 1996 the Company sold the assets of the San Jose, California school. In addition the Company sold the assets of Person/Wolinsky Associates, which offered review courses for the CPA exam. These sales, (collectively the "Asset Sales"), accounted for a reduction of $441,000 in revenue for the three months ended June 30, 1997 compared to the same period in 1996. Revenue from the twelve operating schools increased slightly from a modest price increase in 1996. Student population at the twelve schools remained flat compared to 1996.

     Total operating expenses increased $217,000 or 2.4% to $9,237,000 compared to $9,020,000 for the three months ending June 30, 1996. Operating expenses for remaining operations increased 9.8% or $826,000 to $9,237,000 compared to $8,411,000 in 1996.

     Payroll increased $78,000 to $4,568,000 compared to $4,490,000 for the three months ending June 30, 1996. Payroll decreased $344,000 due to the Asset Sales. The resulting increase of $422,000 is due to the Company adding additional staff and continuing to upgrade the quality of staff and faculty.

     Occupancy increased $41,000 or 3.5% to $1,224,000 from $1,183,000 in 1996.
Occupancy decreased $94,000 due to the Asset Sales. The offsetting increase of $135,000 is primarily due to increased rent as the Company added additional space at several locations and incurred rent for both the old and new North Hollywood locations.

     Material and supplies decreased $79,000 or 10.0% to $712,000 compared to $791,000 in 1996. The decrease is primarily due to the Asset Sales.

     Advertising increased $87,000 or 12.2% to $801,000 from $714,000 in 1996.
The Asset Sales resulted in a decrease of $77,000. The resulting increase of $164,000 is due to additional newspaper, television, and direct mail advertising.

     General and administrative expenses increased $298,000 or 23.4% to $1,573,000 from $1,275,000 in 1996. The Asset Sales accounted for a decrease of $82,000. The resulting increase of $380,000 is primarily due to increased professional fees.

     Provision for uncollectible accounts decreased $208,000 or 36.7% to $359,000 from $567,000 in 1996. The decrease is due to the decrease of the Company's accounts and notes receivable balance in 1997 compared to 1996.

     Interest expense decreased $771,000 to $46,000 from $817,000 in 1996. The Company accrued $721,000 in the second quarter of 1996 for an additional payment due CenCor, Inc. ("CenCor") under the Company's Junior Secured Debenture held by CenCor ("the Old Debenture"). This accrual was eliminated in December 1996 to reflect the satisfaction of the old Debenture as part of the Refinancing discussed below. The remaining decrease is due to reduction of debt and the related expense.

     In 1997, a tax benefit of $42,000 or 27.8% was recorded compared to $142,000 or 25.0% in 1996. This provision is based on an assessment of the Company's expected annual effective tax rate.

     Primary earnings per weighted average common and common share equivalent
(EPS) was $(0.02) at June 30, 1997 and $(0.06) at June 30, 1996. Primary EPS is shown after a reduction for preferred stock dividends of $31,000 in 1997 and a reduction of $59,000 for preferred stock dividends in 1996.



          (The remainder of this page was left intentionally blank.)

                  SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 1996


     Net income increased $273,000 to $396,000 for the six months ended June 30, 1997 compared to $123,000 for the same period in 1996. The Company benefited from a $313,000 pre-tax gain from the sale of its Warren, Michigan building in January 1997. Net income available to common shareholders, after preferred dividends, was $365,000 in 1997 compared to $4,000 in 1996.

     Total revenue decreased 8.6% or $1,739,000 to $18,563,000 for the six months ended June 30, 1997 compared to $20,302,000 for the same period in 1996. The Asset Sales accounted for a reduction of $2,042,000 in revenue compared to 1996. Revenue from the twelve operating schools increased slightly from a modest price increase in 1996. Student population at the Schools remained flat compared to 1996.

     Total operating expenses decreased $907,000 or 4.8% to $18,144,000 compared to $19,051,000 for the six months ending June 30, 1996. Operating expenses for remaining operations increased $1,252,000 or 7.4% to $18,144,000 from $16,892,000 in 1996.

     Payroll decreased $381,000 or 4.0% to $9,033,000 compared to $9,414,000 in 1996. Payroll decreased $1,006,000 as a result of the Asset Sales. The $625,000 offsetting increase is due to additional salary expense and increased staff.

     Occupancy decreased $105,000 or 4.1% to $2,427,000 from $2,532,000 in 1996.
Occupancy decreased $429,000 due to the Asset Sales. Rent expense increased $234,000 compared to 1996 as the Company increased space at several locations and incurred additional rent for the North Hollywood location. The remaining increase of $90,000 is due to telephone and insurance expense.

     Material and supplies decreased $511,000 or 27.4% to $1,351,000 compared to $1,862,000 in 1996. The Asset Sales accounted for $352,000 of the decrease. This remaining decrease of $159,000 was due to the timing of textbook expense.

     Advertising increased $123,000 or 8.6% to $1,548,000 from $1,425,000 in
1996. The Asset Sales resulted in an advertising decrease of $169,000. The resulting increase of $292,000 is due to increases in newspaper, television, and direct mail advertising.

     General and administrative expenses increased $221,000 or 8.1% to $2,950,000 from $2,729,000 in 1996. The Asset Sales accounted for a decrease of $180,000. The resulting increase of $401,000 is primarily due to increased professional fees, group health insurance, and costs related to the collection of the Company's notes due from students.

     Bad debt expense decreased $254,000 or 23.3% to $835,000 from $1,089,000 in 1996. The Company's accounts and notes receivable balance has decreased compared to June 30, 1996 and December 31, 1996.

     Interest expense decreased $905,000 to $182,000 from $1,087,000 in 1996. The Company accrued $80,000 for the payment due CenCor in 1997. This accrual was $1,333 for each day closing of the Refinancing extended beyond December 20, 1996. This payment was made February 25, 1997 as part of the Refinancing. The Company accrued $879,000 in 1996 for the additional payment due CenCor under the Old Debenture. This accrual was eliminated in December 1996 as part of the Refinancing. Reductions in debt and the related expense were responsible for the remaining decrease.

     The gain from the sale of the Company's Michigan property sale was $313,000 before any tax effect. See further discussion in "Liquidity and Capital Resources."

     In 1997, a tax provision of $154,000 or 28.0% was recorded compared to $41,000 or 25.0% in 1996. This provision is based on an assessment of the Company's expected annual effective tax rate.

     Primary EPS was $0.04 at June 30, 1997 and $0.00 at June 30, 1996. Primary EPS is shown after a reduction for preferred stock dividends of $68,000 and an addition of $37,000 for convertible debt interest in 1997 and a reduction of $119,000 for preferred stock dividends in 1996.

Liquidity and Capital Resources

Asset Sales

     On August 2, 1996 the assets of Person/Wolinsky Associates, a wholly owned subsidiary of the Company, were sold. As a result of the sale the Company received proceeds of $879,000.

     On August 30, 1996 the Company sold the assets of its School located in San Jose, California. The Company received proceeds of $50,000 at closing and a $300,000 promissory note due and paid on February 28, 1997 for the San Jose School assets.

     On January 31, 1997 the Company sold its Michigan building and land for $725,000. Proceeds of $310,000 from the sale were used to redeem 26,568 shares of Class A Preferred Stock held by CenCor and $45,000 of accumulated dividends thereon.

CenCor, Inc. Agreement

     The Restructuring Agreement between the Company and CenCor was effective for the period between October 30, 1992 and February 25, 1997. See the Company's 1996 Annual Report on Form 10-K for additional information concerning transactions related to this agreement, which information is incorporated herein by reference.

     As a result of the Refinancing on February 25, 1997, discussed below, all obligations due CenCor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables in connection with interest discharged in the 1993 and 1994 agreements (the "CenCor Repayment"). At June 30, 1997 the remaining commitment was $178,000.

Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock. The proceeds of the Cahill transaction were primarily applied to the CenCor Repayment. The remainder of such proceeds were allocated for working capital purposes. The Cahill Transaction together with the CenCor Repayment is referred to herein as the "Refinancing."

Bank Financing

     In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. This facility expires on April 30, 1998. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. At June 30, 1997 the Company had not borrowed any funds against the new bank line of credit.

Cash Flows and Other

     Net cash provided by operating activities increased to $567,000 for the six months ended June 30, 1997 from $470,000 during the same period in 1996. Net receivables before bad debt charge off decreased by $1,440,000 in 1997 compared to an increase of $915,000 in 1996. Deferred student tuition decreased in 1997 by $1,547,000 compared to an increase of $234,000 in 1996. Decreased deferred student tuition is a result of reduced enrollments.

     Capital expenditures for the six months ended June 30, 1997 were $584,000 compared to $188,000 in 1996. For both periods, expenditures were primarily for additional classroom equipment and leasehold improvements. The Company received approximately $725,000 from the sale of the Michigan land and building. In addition, the Company received $300,000 for payment of a promissory note due from the sale of the San Jose, California assets. Financing activities increased cash $415,000 in 1997 as the Company retired the outstanding debt and preferred stock in the CenCor Repayment and received cash from the issuance of new debentures and preferred stock in the Cahill Transaction.

     The Company moved its North Hollywood, California School to a new location on July 28, 1997. The new building will provide a much improved facility with better access, additional space for new programs, and additional parking. Leasehold improvements and new equipment will cost approximately $850,000. At July 31, 1997 the Company had paid approximately $519,000 toward those improvements.

     During 1996 the Company instituted a policy which results in most students paying a portion of their tuition while they attend school. As the Company continues to decrease its reliance on Title IV funding the provision for bad debt expense may increase and cash from operations may be temporarily reduced. The Company adopted a policy in the Fall of 1996 that all new student notes will be serviced by a professional agency. This policy is expected to help reduce bad debt expense but the service has initially resulted in additional servicing costs.

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

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. Concorde Careers-Florida, Inc. doing business as ConCorde Career Institute in Jacksonville, Florida ("the Jacksonville School") a wholly owned subsidiary of the Company, filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During and after the appeal process, two additional suits making essentially the same claims were filed on behalf of a total of 26 additional plaintiffs. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Jacksonville School opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in September 1995, and the Jacksonville School again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Jacksonville School has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues was completed in late Fall 1996. A two-day hearing to determine whether or not the class should be certified was conducted during mid-January 1997. The plaintiffs motion for class certification was denied on April 18, 1997. The Company received a Notice of Appeal on May 19, 1997, which appeals the order denying certification of class. The plaintiffs seek unspecified monetary damages. The Company believes these suits are without merit, and will continue to defend against them vigorously.

     The San Bernardino, California School received from the Department of Education ("ED") its official published 1994 Cohort Default Rate ("CDR") in April 1997. The Company's other Schools received their official published 1994 Cohort Default Rates in January 1997. Three of the Company's Schools, Anaheim, San Bernardino, and San Diego, California, have official published Cohort Default Rates which exceed 25% for three consecutive years. The 1994 published Cohort Default Rates have been appealed for all three Schools. On April 25, 1997 the San Diego School received notification that its 1994 CDR erroneous data appeal was processed. The 1994 CDR was lowered but still remains above 25%. The School continues to have a servicing appeal for its 1994 CDR pending. The Company believes that the 1994 Cohort Default Rates for the three Schools should be lowered below 25% through appeals, but it is possible that ED will not agree. All three Schools could be in jeopardy of loss of loan eligibility if the Cohort Default Rates for one of the three consecutive years is not lowered, but in that event the Company may challenge the ED's rate determinations in the pending litigation filed in late 1992. The student population at the three Schools was approximately 1,250 or 31% of the Company's total student population at June 30, 1997.

     The Company intends to vigorously defend the Schools against any proceeding by the ED to limit, suspend, or terminate eligibility in Federal Loan Programs. If any of the Schools loses its eligibility to participate in Federal Loan Programs, the continuing operation of that School may be in doubt. The Company intends to closely monitor this situation and will evaluate alternatives to mitigate the effect on any School of the loss of its eligibility to participate in loan programs. Among the options available to the Company, one option would be to restructure the School to use grant funding and alternative third party financing. This action, if necessary, would be expected to result in a short-term decline in enrollment and profitability during the period of transition.

     In 1994, ED established a policy of recertifying all schools participating in Title IV programs every five years. During 1997 the Company completed the process of recertifying the Schools. Full certification has been approved for Anaheim, North Hollywood, San Bernardino and San Diego, California, Kansas City, Missouri, Portland, Oregon, Memphis, Tennessee, Tampa, and Miami, Florida (Miami is an additional location of the Tampa School). Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida have received provisional certification. Provisional certification limits the School's ability to add programs and change the level of educational award. In addition, the School forfeits its right to due process under ED guidelines. The provisional certifications expire in 1998, at which time the Schools will again go through the process of certification. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

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

     Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to ED. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of August 6, 1997 SCI had received payments totaling approximately $30,000 pursuant to that agreement.

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

New Accounting Standards

     Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128") was issued in February 1997, effective for financial statements for interim and annual periods ending after December 15, 1997. The statement specifies the computation, presentation, and disclosure requirements for earnings per share. The statement requires the computation of earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). SFAS 128 requires the Company to present basic and diluted per share amounts for income from continuing operations and for net income on the face of the income statement.

     Although early adoption of SFAS 128 is not permitted, pro forma earnings per share amounts may be disclosed. Accordingly, if the Company's earnings per share had been computed in accordance with SFAS 128 for the three and six months ended June 30, 1997 and 1996, pro forma earnings per share would have been as follows:

                                                Three Months
                                               Ended June 30,
                                            --------------------
                                              1997         1996
                                              ----         ----
Pro Forma Earnings Per Share:
     Basic.....................             $(0.02)       $(0.07)
     Diluted...................             $(0.02)       $(0.07)

                                                 Six Months
                                               Ended June 30,
                                            --------------------
                                             1997          1996
                                             ----          ----
Pro Forma Earnings Per Share:
     Basic.....................             $ 0.05        $ 0.00
     Diluted...................             $ 0.04        $ 0.00

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

Other

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These cases were dismissed by the plaintiffs; however, over time, three others were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action has been attempted; however, the plaintiffs' motion for class certification was denied on April 18, 1997. On May 19, 1997, the purported class representative appealed the order denying certification of the class. During the attempted certification, action on the other two cases has been stayed. The plaintiffs seek unspecified monetary damages. The Company believes these suits are without merit, and will continue to strongly defend against them vigorously. See "Contingencies" above for additional discussion.

     The Company has other litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Change in Securities -- None
         ----------------------------

Item 3.  Defaults Upon Senior Securities -- None
         ---------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a) The Company held its 1997 Annual Meeting of Stockholders ("Annual Meeting") on May 22, 1997. On the Record Date, the Company had 6,966,576 shares of Common Stock and 55,147 shares of Voting Preferred Stock (having 1,102,940 votes) issued and outstanding and entitled to vote at the Annual Meeting.

         b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for Directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

             Election of Six Directors:          FOR        WITHHELD
                                                 ---        --------
             1. Jack L. Brozman               7,508,643       5,883
             2. David A. Nichols              7,510,858       3,668
             3. Robert R. Roehrich            7,510,858       3,668
             4. James R. Seward               7,510,858       3,668
             5. Thomas K. Sight               7,510,858       3,668
             6. David L. Warnock              7,510,858       3,668


          c) Approval of the independent auditors for the Company for 1997 was voted as follows:

                                            FOR         AGAINST      WITHHELD
                                            ---         -------      --------
                 Price Waterhouse LLP    7,510,787       1,589         2,150



Item 5.   Other Information -- None
          -------------------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

              10(c)(v) -- Dr. Robert R. Roehrich Employment Agreement 10(g)(i) -- Dr. Robert R. Roehrich Option Agreement
              11 -- Computation of per share earnings.
              27 -- Financial Data Schedule
              No Reports on Form 8-K were filed during the period.



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



                                DATED:   August 12, 1997

                                By: /s/ Robert R. Roehrich
                                    -------------------------------------------
                                    Robert R. Roehrich, Chief Executive Officer


                                By: /s/ Gregg Gimlin
                                    -------------------------------------------
                                    Gregg Gimlin, Chief Financial Officer

                         CONCORDE CAREER COLLEGES, INC

                                   Form 10-Q

                        Six Months Ended June 30, 1997


                                EXHIBITS INDEX



EXHIBITS
--------

10(c)(v)  Dr. Robert R. Roehrich Employment Agreement

10(g)(i)  Dr. Robert R. Roehrich Option Agreement

11        Computation of Per Share Earnings

27        Financial Data Schedule