Form 10-K/A
period 1996-12-31
CONCORDE CAREER COLLEGES INC
filed 1997-11-14
CIK 832483

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                          FIRST AMENDED AND RESTATED

                                  FORM 10-K/A

                          YEAR ENDED DECEMBER 31, 1996




                                     Index
Item                                                                        Page
----                                                                        ----

                                     PART I

1.  Business..........................................................       I-1

2.  Properties........................................................       I-8

3.  Legal Proceedings.................................................       I-9

4.  Submission of Matters to a Vote of Security Holders...............      I-10


                                    PART II

5.  Market for the Registrant's Common Stock and Related
     Stockholder Matters..............................................      II-1

6.  Selected Financial Data...........................................      II-1

7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................      II-3

8.  Financial Statements and Supplementary Data.......................     II-12

9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure..............................     II-33


                                    PART III

10. Directors, Executive Officers, Promoters and Control
     Persons of the Registrant (Incorporated by Reference)............     III-1

11. Executive Compensation (Incorporated by Reference)................     III-1

12. Security Ownership of Certain Beneficial Owners
     and Management (Incorporated by Reference).......................     III-1

13. Certain Relationships and Related Transactions
     (Incorporated by Reference)......................................     III-1


                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..      IV-1

    Signatures........................................................      IV-5

                                    PART I


Item 1.   Business

Overview


     The discussion set forth below, as well as other portions of this Form 10-K/A, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K/A. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default; changes in federal or state authorization; or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Restatement of 1996

     The financial statements for the third and fourth quarters and year ended December 31, 1996 have been restated to defer and recognize income from a non-compete agreement associated with the August 1996 sale of assets of Parson/Wolinsky Associates, Inc. over the ten-year term of the non-compete agreement. The effect of this restatement was to reduce net income and earnings per share in the third quarter and year ended December 31, 1996 by $257,000 and $243,000 and $.04 and $.03, respectively and to increase net income and earnings per share in the fourth quarter by $14,000 and $.01, respectively. During the third quarter of 1996, the Company originally reported in income, as a one-time benefit under the caption Gain on Sales of Assets, $407,000 representing the pre-tax net present value of the non-compete agreement. The Company accounted for the agreement in accordance with what it believed was its substance - ten year seller financing. In the third quarter of 1997, the United States Securities and Exchange Commission ("the SEC") notified the Company that it would require the legal form of the agreement to prevail and that income from the non-compete agreement should be deferred and recorded in income over the term of the agreement. The Company accepted the SEC's determination. Payments under the agreement are due in ten equal annual installments of $75,000 each, commencing on December 15, 1996. The 1996 payment was received as scheduled. Accretion of the present value amount to the cash amount due under the agreement is being made on the interest method. See Part II Note 12 for additional information.

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

Recent Developments

     On August 2, 1996 the Company sold the assets of Person/Wolinsky Associates, a subsidiary which offered review courses for the CPA exam. As a result of the sale the Company received cash proceeds of $879,000 (the "Person/Wolinsky Sale"). On August 30, 1996, the Company sold the assets of the San Jose, California School for $350,000. The Company realized a net loss of $217,000 before income taxes, as a result of the sales. CenCor, Inc. ("CenCor"), which agreed to release its security interest in these assets and consent to both sales, received approximately $378,000 for redemption of 33,000 shares of Class A Redeemable Preferred Stock (the "Class A Preferred Stock") and $46,000 of accumulated dividends on the Class A Preferred Stock..

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

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P., affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent)

                                Part I - Page 1
its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock.

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

     The following table sets forth the number of applicants and the student enrollments (net of cancellations) at the Schools for the periods indicated.

                                                1996     1995     1994
                                               -------  -------  -------

          Applicants Interviewed..............  22,377   23,158   23,175

          Student Enrollments.................   6,855    7,121    6,701

          Admissions..........................    30.6%    30.7%    28.9%


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

                                Part I - Page 3

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

                                Part I - Page 4

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

                                Part I - Page 5

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

                                Part I - Page 6

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

                                Part I - Page 7

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

     The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Schools as of December 31, 1996:

Square

   Locations                             Footage  Expiration (1)
   ---------                             -------  -------------

  Anaheim, CA.........................   17,989        1-31-98

  North Hollywood, CA.................   12,269        5-31-97

  North Hollywood, CA (new location)..   35,155       12-31-11

  San Bernardino, CA..................   16,950        9-30-98

  San Diego, CA.......................   12,244       11-21-98

  Denver, CO..........................   14,860        1-31-98

  Lauderdale Lakes, FL................   10,905        5-31-00

  Jacksonville, FL....................   12,305        7-31-98

  Miami, FL...........................    8,000        4-30-99

  Tampa, FL...........................   14,200       12-31-00

  Kansas City, MO.....................   16,000        3-01-01

  Kansas City, MO (Home Office)  (2)..    7,227       10-31-98

  Portland, OR........................   15,246       11-01-06


                                Part I - Page 8



  Memphis, TN.........................   17,951        1-31-00

_____

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

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended

                                Part I - Page 9
to comprise 69 plaintiffs. Concorde Careers-Florida, Inc. doing business as ConCorde Career Institute in Jacksonville, Florida ("the Jacksonville School") a wholly owned subsidiary of the Company, filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims were filed. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Jacksonville School opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in August 1995, and the Jacksonville School again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Jacksonville School has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues was completed in late Fall 1996. A two-day hearing to determine whether or not the class should be certified was conducted during mid-January 1997. A decision by the Court is expected in the near future. In the meantime, all activity and progress in the other suits have been stayed. The Company believes these suits are without merit, and will continue to strongly oppose class certification, and to defend against them vigorously.

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



          1995                                           High         Low
          ----                                           -----       -----
     First Quarter.....................................  $0.38       $0.25
     Second Quarter....................................  $0.56       $0.38
     Third Quarter.....................................  $0.41       $0.38
     Fourth Quarter....................................  $0.63       $0.30


          1996
          ----

     First Quarter.....................................  $0.94       $0.44
     Second Quarter....................................  $1.06       $0.88
     Third Quarter.....................................  $1.06       $0.55
     Fourth Quarter....................................  $1.06       $0.88

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

     The following selected financial data has been derived from the Company's Audited Financial Statements for the years ended 1996 through 1992. The amounts for the year ended December 31, 1996 have been restated as discussed in Note 12 of the Notes to the Consolidated Financial Statements.



             (The remainder of this page left intentionally blank.)


                                Part II - Page 1

                                                                           Years Ended December 31
                                                    ----------------------------------------------------------------------

                                                       1996           1995           1994           1993            1992
                                                      -------        -------        -------        -------        --------
Income Statement Data:                              (Restated)     (In thousands, except for per share data)

 Revenues...........................................  $40,119        $39,274        $35,032        $34,781        $ 42,648
 Operating expenses.................................   39,254         36,835         34,173         33,066          54,036
 Operating income (loss)............................      865          2,439            859          1,715         (11,388)
 Interest expense...................................      371            659          1,065          1,152           1,619
 Loss on sale of assets.............................     (217)
 Net income (loss)..................................      549          1,599             (6)           413          (9,626)
 Earnings (loss) per share (1)......................     $.04           $.18          $(.00)          $.06          $(1.38)

Balance Sheet Data:
 Total assets.......................................  $30,867        $30,820        $30,477        $30,173        $ 36,664
 Long-term debt (2).................................    2,419          4,066          3,954         10,385          12,281
 Stockholders' equity...............................    6,772          6,674          5,075          2,081           1,668


                                                                                      December 31
                                                      --------------------------------------------------------------------
Other Data:                                            1996           1995           1994           1993            1992
                                                      -------        -------        -------        -------        --------
   Number of locations (3):
   Health Vocation..................................       12             13             13             15              15
   Travel Service...................................                       1                             1               1
                                                        -----          -----        -------        -------        --------

    Total...........................................       12             13             13             16              16

 Net enrollments (4)................................    6,855          7,121          6,701          6,532          10,400

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


                                Part II - Page 2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents the revenue for each category of School and CPA Review Courses for the periods indicated. Amounts for 1996 in this discussion and analysis have been restated as discussed in Note 12 of the Notes to the Consolidated Financial Statements.


                                                                                       Years Ended December 31,
                                                                                  -----------------------------------
                                                                                            (In thousands)
                                                                                     1996        1995        1994
                                                                                    -------     -------     -------
                                                                                  (Restated)
     Health Vocational and Computer Programs................................        $38,819     $36,360     $31,169
     CPA Review Courses.....................................................          1,300       2,914       3,572
     Travel Service Program.................................................                                    291
                                                                                    -------     -------     -------
     Total..................................................................        $40,119     $39,274     $35,032
                                                                                    =======     =======     =======

     The following table presents the relative percentage of revenues derived from each category of School and CPA Review Courses and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.


                                                                                       Years Ended December 31,
                                                                                  ----------------------------------
                                                                                     1996        1995        1994
                                                                                    ------      ------      ------
     Health Vocational and Computer Programs................................         96.8%       92.6%       89.0%
     CPA Review Courses.....................................................          3.2         7.4        10.2
     Travel Service Program.................................................                                  0.8
                                                                                    -----       -----       -----
               Total........................................................        100.0       100.0       100.0
     Operating expenses:
          Payroll...........................................................         45.1        45.1        45.0
          Occupancy.........................................................         12.3        13.2        15.5
          Material and supplies.............................................          8.8         9.3         9.4
          Advertising.......................................................          7.6         7.2         7.4
          Other general and administrative..................................         16.0        15.0        15.0
          Provision for uncollectable accounts..............................          8.1         4.0         5.2
                                                                                    -----       -----       -----
               Total........................................................         97.9        93.8        97.5
     Operating income.......................................................          2.1         6.2         2.5
     Interest expense.......................................................           .9         1.7         3.1
                                                                                    -----       -----       -----
     Income (loss) before income taxes and loss on sales....................          1.2         4.5        (0.6)
     Loss on sale of assets.................................................          (.5)
                                                                                    -----       -----       -----

     Income (loss) before income tax........................................           .7         4.5        (0.6)
     Provision (benefit) for income tax.....................................          (.6)        0.5        (0.6)
                                                                                    -----       -----       -----

     Net income (loss)......................................................          1.3%        4.0%       (0.0)%
                                                                                    =====       =====       =====


           (The remainder of this page was left blank intentionally.)

                                Part II - Page 3

Current Trends and Recent Events

     On August 2, 1996 the Company sold the assets of Person/Wolinsky Associates, which offered review courses for the CPA exam. In addition, the Company sold the assets of the San Jose California School on August 30, 1996. The Company realized a net loss of $217,000 before income taxes as a result of the sales.

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

     Payroll cost is the Company's primary expense. As the Company continues to strengthen its staff and increase program offerings in the future, especially more technical programs, this expense will continue to increase. Beginning with the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding. In addition to seeking alternative sources of financing for its students, the Company's Schools began financing a larger portion of student tuition with promissory notes. Management cannot predict the factors, if any, that may change the present student loan-lending climate for the Company.

     Each year from 1991 through 1993, total enrollment in the Schools declined. In 1993, management announced it intended to sell or close any School that does not fit its strategy to concentrate on programs in the field of allied health education or has no future as a viable contributor to the Company. During 1994, the Company closed its Health Vocation Schools at Van Nuys, California and Minneapolis, Minnesota and sold the Travel Operations School in Santa Ana, California. Even with these actions total student population increased in 1995 compared to 1994. The Schools in San Bernardino and San Diego, California moved to more attractive locations in 1994. During 1996 the Company sold its School in San Jose, California. Although the various Schools show an individual increase or decrease in population, total population, excluding the San Jose School, was down approximately one percent. Management of the Company currently believes that it can maintain its profitability and cash position as long as there is no disruption in the Company's participation in the Title IV student financial assistance programs or other unanticipated set-backs. However, the Company cannot predict the activities that may or may not occur in the uncertain regulatory environment in which the proprietary vocational training School industry operates. See Item 1, "Business -- Financing Student Education," and "Business -- Regulation."

Operating Results

1996 compared to 1995

     Net income of the Company decreased $1,050,000 to $549,000 for the twelve months ended December 31, 1996 compared to $1,599,000 for the same period in 1995. Net income available to common shareholders, after cumulative preferred dividends (not declared) was $333,000 in 1996 compared to $1,351,000 in 1995.

     Total revenue increased 2.2% or $845,000 to $40,119,000 from $39,274,000 in
1995. The Company did not receive any revenue from the Fall CPA Review Courses. Revenue from the CPA Review Courses decreased $1,636,000 to $1,278,000 in 1996 compared to revenue of $2,914,000 in 1995. Revenue for the San Jose School decreased $809,000 to $1,111,000 in 1996 from $1,920,000 in 1995. The assets of the CPA Review Courses and the San Jose School were sold in 1996 (the "Asset Sales"). Revenue from the twelve remaining schools increased $3,268,000 or 9.5% as a result of price increases in May 1995 and January 1996.

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

     Occupancy - decreased $249,000 or 4.8% to $4,948,000 from $5,197,000 in
1995. Occupancy decreased $350,000 due to the Asset Sales. The offsetting increase of $101,000 is due primarily to increased rent expense.

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

     Provision For Uncollectable Accounts - increased $1,656,000 or 105.0% to $3,233,000 from $1,577,000 in 1995. In the fourth quarter of 1995 a favorable adjustment of $315,000 to the bad debt reserve was made as a result of favorable litigation against the ED brought by other plaintiffs in this industry. The remaining increase is due to additional financing provided by the Company's Schools for their students since the fourth quarter of 1995. As a result, the gross value of notes receivable increased $1,043,000 from the same period in 1995. The provision for bad debts also includes an increase of approximately $559,000 due to a greater number of student promissory notes being collected by the Schools instead of a professional note servicing agency. The Company's recently adopted policy that all new student notes will be serviced by a professional agency is expected to reduce future risk and required reserve ratios. See discussion in "Liquidity and Resources".

     Interest Expense - decreased $288,000 to $371,000 from $659,000 in 1995. Reductions in debt and the related expense were responsible for the decrease.

     Loss from Sale - The loss from the Person/Wolinsky sale was $124,000. The loss from the sale of the San Jose School was $93,000 resulting in a net loss of $217,000 from both sales. Both transactions were accounted for as sales of assets.

     Provision for Income Taxes - The Company recorded a tax benefit of $272,000 in 1996 compared to a provision of $181,000 in 1995. During 1996 the Company reduced its valuation allowance related to deferred tax assets by $667,000 as it became more likely than not the Company would realize the benefit of these deferred tax assets.

     Weighted Common Shares - Weighted average common and common share equivalents outstanding increased to 7,839,000 at December 31, 1996 from 7,642,000 in 1995. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was $.04 in 1996 compared to $.18 in 1995. EPS is shown net of preferred stock dividends (not declared) of $216,000 in 1996 and $248,000 in 1995. Cumulative dividends in arrears on the preferred stock were $438,000 as of December 31, 1996.

1995 compared  to 1994

     Net income increased $1,605,000 to $1,599,000 for the twelve months ended December 31, 1995 compared to a net loss of $6,000 in 1994. After considering the cumulative preferred stock dividends (not declared) in 1995 the results would be a net income available to common shareholders of $1,351,000 for the year ended December 31, 1995. For a description of the Preferred Stock see "--Liquidity and Capital Resources."

     Total revenue increased 12.1% or $4,242,000, to $39,274,000 from $35,032,000 in 1994.

     The 1994 revenue includes $1,135,000 for three Schools closed or sold during 1994. Revenue for the CPA Review Course decreased 18.4% or $658,000 in 1995 to $2,914,000 from $3,572,000 in 1994. This decrease is the result of a

                               Part II - Page 5
non-recurring enrollment increase in the 1994 Spring session and downward market conditions in 1995. Revenue from the 13 Schools increased 20.2% or $6,066,000 in 1995 as compared to 1994. This increase was the result of enrollment increases coupled with a modest price increase.

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

     Other General and Administrative Expenses - Increased 11.8% or $620,000 to $5,879,000 in 1995 from $5,259,000 in 1994. A $249,000 loss due to the revaluation of assets relating to the closing of the Minnesota School was incurred in 1994. A provision of $282,000 was established in the first quarter of 1995 when the Company was informed that its Lauderdale Lakes, Florida School will be required to refund Title IV funds to government agencies. Those funds had been previously disbursed to the School's students. In the fourth quarter of 1995 the Company reevaluated the carrying amount of the intangibles for its San Jose, California School, group health insurance increased $247,000 due to increased Company contribution to the Health Care Plan. Outside services increased $326,000 as the Company increased its utilization of an outside servicer for Default Management. In addition, decreases in professional fees were somewhat offset by increased office and general corporate expense.

     Provision For Uncollectable Accounts - Decreased 12.8% or $231,000 to $1,577,000 from $1,808,000 in 1994. In the fourth quarter of 1995 a favorable adjustment of $315,000 to the bad debt reserve was made as a result of favorable litigation against the ED brought by other plaintiffs in this industry. These adjustment reverses reserves established during 1994 relating to refund calculation made during 1994. The 1994 provision was favorably impacted by the recovery of approximately $495,000 of previously written off accounts. See "--Liquidity and Capital Resources."

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


                               Part II - Page 6

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

     Materials and Supplies - Increased by 28.2% or $725,000 to $3,295,000 in 1994 from $2,570,000 in 1993. A non-recurring credit of $349,000 was taken in 1993. Also textbooks expense has increased as curriculum has been updated and improved. Uniform expense increased in 1994 due to additional uniforms being provided to students.

     Advertising - Decreased 7.9% or $224,000 to $2,618,000 in 1994 as compared to $2,842,000 in 1993. This decrease is directly attributable to the closing of two Schools and the sale of a third School.

     Other General and Administrative Expenses - Increased 34.7% or $1,354,000 to $5,259,000 in 1994 as compared to $3,905,000 in 1993. In 1993 a one-time reduction of $500,000 was taken in accrued legal and accounting fees. Also a $249,000 loss due to the revaluation of assets relating to the closing of the Minnesota School was incurred in 1994. The Company participates in the Supplemental Educational Opportunity Grant ("SEOG") and the Federal Perkins Loan programs in which it matches a portion of the awarded amount. Due to a change in the timing and matching percentage an additional expense of $157,000 was recognized in 1994. Increases in equipment repair and maintenance, employee procurement expense, and dues and subscriptions accounted for much of the remaining increase.

     Provision For Uncollectable Accounts - Decreased by 47.7% or $1,646,000 to $1,808,000 in 1994 from $3,454,000 in 1993. The reason for this decrease was that during 1992 the Company financed a substantial portion of student tuition through promissory notes because many of its schools were without loan lending banks for much of the year. The losses relating to these notes were generally recognized in 1992 but continued into 1993. Improved collection efforts, higher admission standards, and availability of lenders during 1993 and 1994 led to the reduction in the provision.

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

     In November 1994, CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Class A Preferred Stock of the Company (the "Class A Preferred Stock"). The Class A Preferred Stock, had a share liquidation preference of $10.00 per share. Cumulative quarterly dividends accrued at a rate equal to 73% of the then current interest rate on the Old Debenture. The exchange reduced the long-term debt and increased the equity of the Company by $3,000,000. The Company also assigned to CenCor additional accounts and notes receivable with a face value of approximately $15,000,000 that had been written-off by the Company in the normal course of business and included the discharge of approximately $495,000 of interest representing interest accrued on the Old Debenture through December 31, 1994. Management believed at that time that the amount of receivables assigned to CenCor in 1994 and 1993 were reflective of the estimated collectability of the related receivables.

                                Part II - Page 8

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

Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock. See "Business -- Recent Developments."

     The following presents the capitalization of the Company as it existed at December 31, 1996 adjusted to reflect the unaudited pro forma effect of the Refinancing and associated transactions as if these transactions occurred on December 31, 1996:


     DEBT                                                                  Historical      Adjustment           Pro Forma
                                                                           ----------      ----------          -----------
                                                                           (Restated)                          (unaudited)

     Current debt due related party...............................        $   400,000    $   (400,000)
     Subordinated debt due related party..........................          2,419,000      (2,419,000)
     Debentures, 5%, due 2003.....................................                          3,500,000          $ 3,500,000
                                                                          -----------                          -----------
         Total debt...............................................        $ 2,819,000                          $ 3,500,000
                                                                          ===========                          ===========
     STOCKHOLDERS' EQUITY

     Preferred Stock ($.10 par value, 600,000 shares authorized)

       Class A, 260,385 shares issued and outstanding.............        $    26,000    $    (26,000)

       Class B, 55,147 shares issued and outstanding..............                              6,000          $     6,000

     Common Stock ($.10 par value, 19,400,000 shares authorized,
        6,993,376 shares issued and 6,966,576 shares outstanding)..           699,000                              699,000

     Capital in excess of par.....................................          7,736,000         134,000            7,870,000

     Accumulated deficit..........................................         (1,628,000)       (438,000)*         (2,066,000)

     Less treasury stock, 26,800 shares, at cost..................            (61,000)                             (61,000)
                                                                          -----------                          -----------
       Total Stockholder's Equity.................................        $ 6,772,000                          $ 6,448,000
                                                                          ===========                          ===========

       *Accumulated Preferred Stock dividends paid.

                                Part II - Page 9

Bank Financing

     On April 30, 1993, the Company negotiated a restructuring of its then existing bank debt in the amount of $8,892,000 which was due on March 1, 1993. The balance of this debt was $1,343,000 on December 31, 1995. The remaining balance, due January 3, 1997, was prepaid without penalty June 1, 1996. In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries.

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

     During 1991 and 1992 the Company financed a substantial portion of student tuition through promissory notes when many of its Schools were without student lending banks for Title IV loans. During and since 1993, the Company had lending banks or lender of last resort access for all its Schools. As a result, bad debt expense had been substantially reduced, and the ratio of current to long-term, net accounts and notes receivable had improved from 81% in 1993 to 91% in 1994. During the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding by increasing the number of promissory notes accepted from students. During 1996 the Company instituted a policy which results in most students paying a portion of their tuition while they attend school. As a result the ratio of current to long-term net accounts and notes receivable increased to 92%. As the Company continues to decrease its reliance on Title IV funding the provision for bad debt expense may increase and cash from operations may be temporarily reduced. The Company's recently adopted policy that all new students notes will be services by a professional agency is expected to help reduce the effects. See "-- Current Trends and Recent Events."

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

                               Part II - Page 10

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

                               Part II - Page 11

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

     Statement 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October 1995. SFAS 123 allows companies to continue under the current approach set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") for recognizing stock-based expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. The Company elected to retain the current accounting approach under APB 25. The applicable required pro forma disclosures are presented in the notes to consolidated financial statements for the years ended December 31, 1996 and December 31, 1995. Had compensation expense been determined for stock options granted in 1996 and 1995 based on the fair value at grant dates consistent with SFAS 123, the Company's pro forma 1996 net income and earnings per share would have been $492,000 and $0.03 respectively and 1995 net income and earnings per share would have been $1,568,000 and $0.17 respectively.

Item 8.   Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
  Concorde Career Colleges, Inc. and Subsidiaries:

  Report of Independent Accountants.........................................................    II-13

  Consolidated Balance Sheet--December 31, 1996 and 1995....................................    II-14

  Consolidated Statement of Operations--For the Three Years in the Period
     Ended December 31, 1996................................................................    II-16

  Consolidated Statement of Cash Flows--For the Three Years in the Period
     Ended December 31, 1996................................................................    II-17

  Consolidated Statement of Changes In Stockholders' Equity--For the Three Years in the Period
     Ended December 31, 1996................................................................    II-18

  Notes to Consolidated Financial Statements--For the Three Years in the Period
     Ended December 31, 1996................................................................    II-19

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

As discussed in Note 12, the Company restated its 1996 financial statements to defer the income associated with a non-compete agreement.



PRICE WATERHOUSE LLP

Kansas City, Missouri
March 13, 1997, except as to
Note 12 which is as of November 12, 1997




          (The remainder of this page was left blank intentionally.)

                               Part II - Page 13

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1996 and 1995

                                               1996           1995
                                               ----           ----
                                            (Restated-
                                             Note 12)

                 ASSETS

CURRENT ASSETS:

  Cash and cash equivalents............... $ 4,261,000     $ 3,295,000

  Net receivables  (Note 4)

    Accounts receivable...................  16,756,000      17,055,000
    Notes receivable......................   4,392,000       3,188,000

    Allowance for uncollectible accounts..  (1,645,000)     (1,394,000)
                                           -----------     -----------

                                            19,503,000      18,849,000

  Deferred income taxes (Note 8)..........     916,000         170,000
  Supplies and prepaid expenses...........     732,000         914,000
                                           -----------     -----------

      Total current assets................  25,412,000      23,228,000


FIXED ASSETS, NET  (Note 5)...............   2,539,000       3,220,000

INTANGIBLE ASSETS, NET (Note 3)...........     768,000       1,847,000

OTHER ASSETS: (Note 4)

 Long-term notes receivable...............   3,001,000       3,204,000
 Allowance for uncollectible notes........  (1,243,000)       (709,000)
 Other....................................     390,000          30,000
                                           -----------     -----------
     Total other assets...................   2,148,000       2,525,000
                                           -----------     -----------
                                           $30,867,000     $30,820,000
                                           ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 14

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1996 and 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    1996               1995
                                                                                    ----               ----

                                                                                 (Restated-
                                                                                  Note 12)
CURRENT LIABILITIES:

     Deferred student tuition.................................................   $16,572,000        $15,248,000
     Current debt due related party (Note 7)..................................       400,000            215,000
     Accrued salaries and wages...............................................       862,000            951,000
     Accrued interest.........................................................                           12,000
     Current income taxes payable.............................................       439,000            471,000
     Accounts payable and other accrued liabilities (Note 6)..................     2,731,000          2,413,000
                                                                                ------------        -----------
              Total current liabilities.......................................    21,004,000         19,310,000

LONG TERM DEBT  (Note 7)......................................................                        1,343,000
OTHER LONG-TERM LIABILITIES...................................................       385,000             80,000
DEFERRED INCOME TAXES (Note 8)................................................       287,000            690,000
SUBORDINATED DEBT DUE TO RELATED PARTY (Note 7)...............................     2,419,000          2,723,000
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, 9, and 10)

STOCKHOLDERS' EQUITY (Notes 7 and 9):

     Class A Preferred stock, $.10 par value, 600,000 shares authorized
       260,385 shares issued and outstanding in 1996 (300,000 in 1995)........        26,000             30,000

     Common stock, $.10 par value, 19,400,000 shares authorized,
       6,993,376 shares issued and 6,966,576 shares outstanding
       in 1996 (6,978,976 shares issued and 6,952,176 shares
       outstanding in 1995)...................................................       699,000            698,000

  Capital in excess of par....................................................     7,736,000          8,128,000

     Accumulated deficit......................................................    (1,628,000)        (2,121,000)
     Less-treasury stock, 26,800 shares, at cost..............................       (61,000)           (61,000)
                                                                                ------------        -----------

              Total stockholders' equity......................................     6,772,000          6,674,000
                                                                                ------------        -----------
                                                                                 $30,867,000        $30,820,000
                                                                                ============        ===========


 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 15

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
           For the Three Years in the Period Ended December 31, 1996

                                                  Years Ended December 31,
                                            --------------------------------------
                                                1996          1995       1994
                                                ----          ----       ----
                                               (Restated
                                                Note 12)
STUDENT TUITION AND OTHER REVENUE (Note 2)    $40,119,000  $39,274,000  $35,032,000
                                              -----------  -----------  -----------
OPERATING EXPENSES:
 Payroll costs..........................       18,080,000   17,725,000   15,759,000
 Occupancy (Note 5).....................        4,948,000    5,197,000    5,434,000
 Instructional materials and supplies...        3,531,000    3,637,000    3,295,000
 Advertising............................        3,037,000    2,820,000    2,618,000
 Other general and administrative.......        6,425,000    5,879,000    5,259,000
 Provision for uncollectible accounts...        3,233,000    1,577,000    1,808,000
                                              -----------  -----------  -----------
                                               39,254,000   36,835,000   34,173,000
                                              -----------  -----------  -----------
OPERATING INCOME........................          865,000    2,439,000      859,000

INTEREST EXPENSE (Note 7)...............          371,000      659,000    1,065,000
                                              -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  GAIN ON SALES........................           494,000    1,780,000     (206,000)

LOSS ON SALE OF ASSETS (Note 1)........          (217,000)
                                              -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES......           277,000    1,780,000     (206,000)

PROVISION FOR (BENEFIT OF) INCOME TAXES
   (Note 8)............................          (272,000)      181,000    (200,000)
                                              -----------  ------------  ----------
NET INCOME (LOSS)......................       $   549,000  $  1,599,000  $   (6,000)
                                              ===========  ============  ==========
EARNINGS (LOSS) PER WEIGHTED AVERAGE
  COMMON AND COMMON EQUIVALENT SHARE
  AVAILABLE TO COMMON SHAREHOLDERS
  (Note 9).............................       $       .04  $        .18  $     (.00)
                                              ===========  ============  ==========

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 16

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

           For the Three Years in the Period Ended December 31, 1996


                                                                               Years Ended December 31,
                                                                     ---------------------------------------------
                                                                       1996              1995             1994
                                                                     ---------        ----------       -----------
                                                                     (Restated)
                                                                      (Note 12)
CASH FLOWS -- OPERATING ACTIVITIES:
 Net income (loss)..........................................         $   549,000      $ 1,599,000      $    (6,000)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities--
 Loss on sale of assets.....................................             217,000
 Depreciation and amortization..............................           1,306,000        1,410,000        1,299,000
 Provision for uncollectible accounts.......................           3,233,000        1,577,000        1,808,000
 Deferred income taxes......................................          (1,149,000)        (643,000)        (114,000)
 Change in assets and liabilities, net of effects
   from asset sales --
 Decrease in refundable income taxes........................                              151,000          252,000
 (Increase) in receivables, net.............................          (3,150,000)        (948,000)      (3,838,000)
 Increase in deferred student tuition.......................           1,324,000          842,000        2,604,000
 Other changes in assets and liabilities, net...............             290,000        1,383,000         (155,000)
 Decrease (Increase) in income taxes payable................             (32,000)         471,000
                                                                     -----------      -----------      -----------
     Total adjustments......................................           2,039,000        4,243,000        1,856,000
                                                                     -----------      -----------      -----------
 Net operating activities...................................           2,588,000        5,842,000        1,850,000
                                                                     -----------      -----------      -----------
CASH FLOWS -- INVESTING ACTIVITIES:
 Proceeds from sale of assets...............................             929,000                            59,000
 Capital expenditures.......................................            (547,000)        (558,000)        (331,000)
                                                                     -----------      -----------      -----------
     Net investing activities...............................             382,000         (558,000)        (272,000)
                                                                     -----------      -----------      -----------
CASH FLOWS -- FINANCING ACTIVITIES:
 Principal payments on debt.................................          (1,552,000)      (3,171,000)      (2,059,000)
 Preferred stock redemption.................................            (452,000)
                                                                     -----------      -----------      -----------
     Net financing activities...............................          (2,004,000)      (3,171,000)      (2,059,000)
                                                                     -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS..........             966,000        2,113,000         (481,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............           3,295,000        1,182,000        1,663,000
                                                                     -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................         $ 4,261,000      $ 3,295,000      $ 1,182,000
                                                                     ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 1)

CASH PAID DURING THE YEAR FOR:
 Interest...................................................         $   230,000      $   297,000      $   493,000
 Income taxes...............................................             901,000          189,000          337,000

CASH RECEIVED DURING THE YEAR FOR:
 Interest...................................................         $   427,000      $   331,000      $   423,000
 Income tax refunds.........................................                                               434,000

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 17

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    For the Three Years in the Period Ended
                               December 31, 1996

                                                                                       Capital
                                                       Preferred       Common         in Excess        Accumulated     Treasury
                                                         Stock          Stock          of Par            Deficit         Stock
                                                       ---------      --------       ----------        -----------      -------
BALANCE, December 31, 1993............................ $              $698,000       $5,158,000        $(3,714,000)     $(61,000)
   Preferred stock issued.............................    30,000                      2,970,000
   Net loss...........................................                                                      (6,000)
                                                       ---------      --------       ----------        -----------      --------

BALANCE, December 31, 1994............................    30,000       698,000        8,128,000         (3,720,000)      (61,000)
   Net loss...........................................                                                   1,599,000
                                                       ---------      --------       ----------        -----------      --------

BALANCE, December 31, 1995............................    30,000       698,000        8,128,000         (2,121,000)      (61,000)
   Net loss (Restated --Note 12)......................                                                     549,000
   Preferred Stock Redemptions (Note 7)...............    (4,000)                      (392,000)           (56,000)
   Stock Options Exercised............................                   1,000
                                                       ---------      --------       ----------        -----------      --------

BALANCE, December 31, 1996............................ $  26,000      $699,000       $7,736,000        $(1,628,000)     $(61,000)
                                                       =========      ========       ==========        ===========      ========


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

     On August 2, 1996 the Company sold the assets of Person/Wolinsky Associates. As a result of the sale the Company received cash proceeds of $879,000. The loss from the sale was $124,000. Proceeds of $353,000 cash were paid to CenCor for redemption of 31,000 shares of Class A Preferred Stock and $43,000 of accumulated Class A Preferred Stock dividends. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996. The first $75,000 payment was received in December 1996. The income from the non-compete agreement is being recognized as the payments are earned over the legally enforceable period.

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



                               Part II - Page 21

3.  Intangible Assets:

Intangible assets consist of the following at December 31:                    1996          1995
                                                                           -----------   -----------
        Goodwill......................................................     $ 1,511,000   $ 1,656,000
        Intangible Assets.............................................       1,077,000     2,782,000
                                                                           -----------   -----------
        Total Intangible Assets.......................................       2,588,000     4,438,000
     Less Accumulated Amortization....................................       1,820,000     2,591,000
                                                                           -----------   -----------
           Net Intangibles............................................     $   768,000   $ 1,847,000
                                                                           ===========   ===========

4.  Receivables:

   Current receivables consist of the following at December 31:               1996          1995          1994
                                                                           -----------   -----------   -----------
     Accounts receivable..............................................     $16,756,000   $17,055,000   $20,412,000
     Notes receivable.................................................       4,392,000     3,188,000     2,117,000
     Allowance for uncollectible accounts.............................      (1,645,000)   (1,394,000)   (2,491,000)
                                                                           -----------   -----------   -----------
        Receivables...................................................     $19,503,000   $18,849,000   $20,038,000
                                                                           ===========   ===========   ===========


   Changes in the allowance for uncollectible accounts were as follows for the year ended December 31:

                                                                               1996          1995           1994
                                                                            ----------    -----------    ----------
     Beginning balance................................................      $1,394,000    $ 2,491,000    $1,272,000
     Provision for uncollectible accounts.............................         952,000        158,000       994,000
     Recoveries.......................................................                                      469,000
     Charge offs......................................................        (701,000)    (1,255,000)     (244,000)
                                                                            ----------    -----------    ----------
                                                                            $1,645,000    $ 1,394,000    $2,491,000
                                                                            ==========    ===========    ==========


   Long term notes receivable and other assets consist of the following at December 31:

                                                                               1996          1995           1994
                                                                           -----------    ----------     ----------
     Notes receivable.................................................     $ 3,001,000    $3,204,000     $2,318,000
     Allowance for uncollectible notes................................      (1,243,000)     (709,000)      (383,000)
                                                                           -----------    ----------     ----------
        Net Long Term Notes Receivable................................     $ 1,758,000    $2,495,000     $1,935,000
                                                                           ===========    ==========     ==========

   Changes in the allowance for uncollectible notes were as follows for the year ended December 31:

                                                                               1996          1995           1994
                                                                           -----------    -----------   -----------
     Beginning balance................................................     $   709,000    $   383,000   $ 1,057,000
     Provision for uncollectible notes................................       2,281,000      1,419,000       814,000
     Recoveries.......................................................                                      495,000
     Charge offs......................................................      (1,747,000)    (1,093,000)   (1,983,000)
                                                                           -----------    -----------   -----------
                                                                           $ 1,243,000    $   709,000   $   383,000
                                                                           ===========    ===========   ===========

                               Part II - Page 22

5.   Fixed Assets:

     Fixed Assets consist of the following at December 31:        1996          1995
                                                               -----------   -----------
          Furniture and Equipment.......................       $ 8,785,000   $ 9,437,000
     Leasehold Improvements                                      2,534,000     2,438,000
          Buildings and Land............................           490,000       490,000
                                                               -----------   -----------
               Gross Fixed Assets.......................        11,809,000    12,365,000

          Less Accumulated Depreciation
            and Amortization............................         9,270,000     9,145,000
                                                               -----------   -----------
               Net Fixed Assets.........................       $ 2,539,000   $ 3,220,000
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

     Aggregate minimum future rentals payable under the operating leases at December 31, 1996, were:

          1997.................................... $2,312,000
          1998....................................  1,803,000
          1999....................................  1,277,000
          2000....................................    858,000
          2001 and thereafter.....................  5,100,000

6.  Accounts Payable and Other Accrued Liabilities:

    Accounts Payable and Other Accrued Liabilities consist of the following at December 31:

                                                                                  1996        1995
                                                                               ----------  ----------

          Accounts Payable......................................               $  951,000  $  522,000

          Accrued Vacation......................................                  440,000     424,000

          Other Accrued Liabilities.............................                  589,000   1,028,000

          Accrued Compensation (other than salaries and wages)..                  183,000      71,000

          Accrued Other Taxes...................................                  484,000     216,000

          Accrued Health Expense................................                   84,000     152,000
                                                                               ----------  ----------
          Accounts Payable and Accrued Liabilities..............               $2,731,000  $2,413,000
                                                                               ==========  ==========


            (The remainder of this page left intentionally blank.)


                               Part II - Page 23

7. Long-Term Debt and Refinancing:

   Long-term debt consists of the following at December 31:                        1996            1995
                                                                                   ----            ----
   Secured term note, prime plus 1.5 percent,
     due in 1997  (balance paid June 1996).................................                     $1,343,000
   Junior secured debenture, variable
     interest rate not to exceed 12 percent, due 1996  through 1998........    $2,574,000        2,709,000
   Unsecured note payable to CenCor, 7%, due in 1998.......................       245,000          229,000
                                                                               ----------       ----------
     Total.................................................................     2,819,000        4,281,000
   Less--Current maturities................................................       400,000          215,000
                                                                               ----------       ----------
     Total long-term debt due in 1998......................................    $2,419,000       $4,066,000
                                                                               ==========       ==========

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


                               Part II - Page 24

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

     The following presents the capitalization of the Company as it existed at December 31, 1996 adjusted to reflect the unaudited pro forma effect of the Refinancing and associated transactions as if these transactions occurred on December 31, 1996:


                               Part II - Page 25

     DEBT
                                                                       Historical     Adjustment      Pro Forma
                                                                       ----------     ----------     ------------
                                                                       (Restated)                     (unaudited)
     Current debt due related party..................................  $   400,000    $ (400,000)
     Subordinated debt due related party.............................    2,419,000     2,419,000
     Debentures, 5%, due 2003........................................                  3,500,000     $ 3,500,000
                                                                       -----------                   -----------
              Total debt.............................................  $ 2,819,000                   $ 3,500,000
                                                                       ===========                   ===========
     STOCKHOLDERS' EQUITY

     Preferred Stock ($.10 par value, 600,000 shares authorized)

          Class A, 260,385 shares issued and outstanding.............  $    26,000     $ (26,000)

          Class B, 55,147 shares issued and outstanding..............                      6,000     $     6,000

     Common Stock ($.10 par value, 19,400,000 shares authorized,
           6,993,376 shares issued and 6,966,576 shares outstanding).      699,000                       699,000

     Capital in excess of par........................................    7,736,000       134,000       7,870,000

     Accumulated deficit.............................................   (1,628,000)     (438,000)     (2,066,000)

     Less treasury stock, 26,800 shares, at cost.....................      (61,000)                      (61,000)
                                                                       -----------                   -----------

          Total Stockholder's Equity.................................  $ 6,772,000                   $ 6,448,000
                                                                       ===========                   ===========

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

                               Part II - Page 26

                                                             1996         1995          1994
                                                          ----------   ----------    -----------
                                                          (Restated)
     Credit losses....................................... $1,175,000   $  727,000    $   848,000
     Alternative minimum tax credit carryover............                                176,000
     Other expenses currently deductible for financial
           reporting purposes but not for tax............    343,000      280,000          3,000
     Depreciation and amortization.......................     90,000       37,000
                                                          ----------   ----------    -----------
       Gross assets......................................  1,608,000    1,044,000      1,027,000
                                                          ----------   ----------    -----------
      Valuation allowance................................                (667,000)    (1,027,000)
                                                          ----------   ----------    -----------
           Net assets....................................  1,608,000      377,000
                                                          ----------   ----------    -----------
      Depreciation and amortization......................                               (253,000)
      Other expenses currently deductible for tax
           but not for financial reporting purposes......   (979,000)    (897,000)      (910,000)
                                                          ----------   ----------    -----------
    Gross liabilities....................................   (979,000)    (897,000)    (1,163,000)
                                                          ----------   ----------    -----------
           Net........................................... $  629,000   $ (520,000)   $(1,163,000)
                                                          ==========   ==========    ===========

     At December 31, 1996 net tax assets included $916,000 current assets and $692,000 non-current assets. Gross liabilities included $979,000 non-current liabilities. Non-current tax assets were combined with non-current tax liabilities for financial statement presentation.

     At December 31, 1995 net tax assets included $340,000 current assets and $37,000 non-current assets. Gross liabilities included $170,000 current liabilities and $727,000 non-current liabilities. Current tax assets were combined with current tax liabilities and non-current assets were combined with non-current liabilities for financial statement presentation.

     The income tax provision (benefit) for the three years ended December 31, 1996, consist of the following:

Current tax expense (benefit) --           1996         1995        1994
                                       ------------  ----------  ----------
                                        (Restated)
 Federal.............................  $   769,000   $ 765,000   $ 169,000
 State...............................      108,000      48,000      66,000
                                       -----------   ---------   ---------
 Total current provision (benefit)...      877,000     813,000     235,000
Deferred tax expenses (benefit) --
 Federal.............................   (1,110,000)   (596,000)   (357,000)
 State...............................      (39,000)    (36,000)    (78,000)
                                       -----------   ---------   ---------
 Total deferred provision (benefit)..   (1,149,000)   (632,000)   (435,000)
                                       -----------   ---------   ---------
   Total provision (benefit).........  $  (272,000)  $ 181,000   $(200,000)
                                       ===========   =========   =========

     The effective rate of income tax expense (benefit) was (98.2) percent, 10.2 percent, and (97.1) percent for 1996, 1995, and 1994, respectively. The provision (benefit) for income taxes as reported in the statement of income and the provision (benefit) computed at the statutory federal rate of 34.0 percent for the three years ended December 31, 1996 differs as follows:

                               Part II - Page 27

                                                               1996           1995           1994
                                                               ----           ----           ----
                                                            (Restated)

Provision (benefit) for federal taxes at statutory rates..  $  94,000      $ 605,000      $ (70,000)
Valuation allowance release...............................   (667,000)      (360,000)
State taxes, net..........................................     49,000          7,000         (8,000)
Goodwill amortization.....................................     59,000         29,000         26,000
Fixed asset basis adjustment..............................    176,000
Other, net................................................     17,000       (100,000)      (148,000)
                                                            ---------      ---------      ---------
                                                            $(272,000)     $ 181,000      $(200,000)
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

     The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the 1988 Option Plan as the exercise price equals the stock price on the date of grant. Compensation expense has been recorded for the 1994 Option Plan performance based options as noted above. Had compensation expense been determined for stock options granted in 1996 and 1995 based on the fair value at grant dates consistent with SFAS 123 "Accounting for Stock Based Compensation," the Company's pro forma 1996 net income and earnings per share would have been $492,000 and $0.03 respectively and 1995 net income and earnings per share would have been $1,568,000 and $0.17 respectively. The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995:

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

                               Part II - Page 28


The following table reflects activity in options for the three year period ended.

                                                        Weighted-Average
             Stock Options         Number of Shares      Exercise Price       Option Price Per Share
---------------------------------  ----------------     -----------------     ----------------------

Outstanding - December 31, 1993        566,250                 $0.11             $0.10  to  $2.250
  Canceled                             318,750                 $0.16             $0.10  to  $2.250
  Issued                               810,000                 $0.15             $0.13  to  $0.154

Outstanding - December 31, 1994      1,057,500                 $0.13             $0.10  to  $0.154
  Exercised                              3,000                 $0.10             $0.10
  Canceled                              69,500                 $0.12             $0.10  to  $0.280
  Issued                                73,000                 $0.28             $0.28

Outstanding - December 31, 1995      1,058,000                 $0.14             $0.10  to  $0.280
  Exercised                             11,400                 $0.10             $0.10
  Canceled                              50,000                 $0.30             $0.10  to  $0.590
  Issued                                84,500                 $0.69             $0.55  to  $1.060

Outstanding - December 31, 1996      1,081,100                 $0.17             $0.10  to  $1.060



           (The remainder of this page was left blank intentionally.)

                               Part II - Page 29



                              Number               Average                Weighted              Number              Weighted
     Range of              Outstanding            Remaining                Average            Exercisable           Average
  Exercise  Prices         at 12/31/96         Contractual Life         Exercise Price        at 12/31/96        Exercise Price
  ----------------       -------------         ----------------         --------------        -----------        --------------
                                                   (Years)
  $0.10                      310,600                 6.5                    $0.10               242,950               $0.10

  $0.13                       67,500                 7.7                    $0.13                 -0-                  -0-

  $0.15                      600,000                 7.5                    $0.15               600,000               $0.15

  $0.28                       33,000                 8.1                    $0.28                 -0-                  -0-

  $0.55                       12,000                 9.6                    $0.55                 -0-                  -0-

  $0.59                       36,500                 9.0                    $0.59                 -0-                  -0-

  $0.88 to $1.06              21,500                 9.6                    $0.99                 -0-                  -0-

     The Company calculates earnings (loss) per common share by using the weighted average common shares. The dilutive effect relative to stock options at December 31, 1994 and 1993 was immaterial and therefore not recognized. The dilutive effect at December 31, 1996 was 872,000 shares compared to 687,000 at December 31, 1995. The diluted weighted average common shares outstanding was 7,839,000 for the twelve months ended December 31, 1996, and 7,642,000 for the twelve months ended December 31, 1995. Earnings per weighted average common and common equivalent share ("EPS") was $0.04 and $0.18 at December 31, 1996 and 1995 respectively. EPS is shown net of preferred stock dividends (not declared) of $216,000 in 1996 and $248,000 in 1995. Cumulative dividends in arrears on the Preferred Stock were $438,000 as of December 31, 1996. (Note 7)

10.  Contingencies and Litigation:

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


                               Part II - Page 30

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


                               Part II - Page 31

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

11.  Quarterly Financial Information (unaudited):

     The third quarter 1996 and fourth quarter 1996 have been restated. For the three months ended September 30, 1996 Income before income taxes decreased to $742,000 from $1,149,000. Net Income decreased to $605,000 from $862,000 and earnings per share decreased to $.07 from $.11 for the same period. For the three months ended December 31, 1996 Operating Revenue increased to $9,499,000 from $9,477,000, Loss before income taxes decreased to ($629,000) from $(651,000), net loss decreased to $(179,000) from $(193,000), and loss per share decreased to $(.03) from $(.04). See note 12 for further discussion.

             1996                      March 31      June 30     September 30   December 31
             ----                    -----------  ------------  -------------  ------------
                                                                 (Restated -    (Restated -
                                                                   Note 12)      Note 12)

Operating revenue..................  $11,032,000   $9,270,000    $10,318,000    $9,499,000
                                     ===========   ==========    ===========    ==========

Income (loss) before income taxes..  $   731,000   $ (567,000)   $   742,000    $ (629,000)
                                     ===========   ==========    ===========    ==========
Net income (loss)..................  $   548,000   $ (425,000)   $   605,000    $ (179,000)
                                     ===========   ==========    ===========    ==========
Earnings (loss) per share..........  $       .06   $     (.06)   $       .07    $     (.03)
                                     ===========   ==========    ===========    ==========

             1995
             ----
Operating revenue..................  $ 9,889,000   $8,457,000    $11,101,000    $9,827,000
                                     ===========   ==========    ===========    ==========
Income before income taxes.........  $   333,000   $   18,000    $ 1,061,000    $  368,000
                                     ===========   ==========    ===========    ==========
Net income.........................  $   300,000   $   16,000    $   955,000    $  328,000
                                     ===========   ==========    ===========    ==========
Earnings (loss) per share..........  $       .03   $     (.01)   $       .12    $      .04
                                     ===========   ==========    ===========    ==========

                               Part II - Page 32

             1994                        March 31      June 30    September 30   December 31
             ----                      -----------  -----------  -------------  ------------

Operating revenue...................   $8,813,000  $7,989,000    $10,513,000    $7,717,000
                                       ==========  ==========    ===========    ==========
Income (loss) before income taxes...   $   62,000  $ (636,000)   $ 1,081,000    $ (713,000)
                                       ==========  ==========    ===========    ==========
Net income (loss)...................   $   37,000  $ (486,000)   $   881,000    $ (438,000)
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

12.  Restatement of 1996

     The financial statements for the third and fourth quarters and year ended December 31, 1996 have been restated to defer and recognize income from a non-compete agreement associated with the August 1996 sale of assets of Person/Wolinsky Associates, Inc. over the ten-year term of the non-compete agreement. The effect of this restatement was to reduce net income and earnings per share in the third quarter and year ended December 31, 1996 by $257,000 and $243,000 and $.04 and $.03, respectively and to increase net income and earnings per share in the fourth quarter by $14,000 and $.01, respectively. During the third quarter of 1996, the Company originally reported in income, as a one-time benefit under the caption Gain on Sales of Assets, $407,000 representing the pre-tax net present value of the non-compete agreement. The Company accounted for the agreement in accordance with what it believed was its substance - ten year seller financing. In the third quarter of 1997, the United States Securities and Exchange Commission ("the SEC") notified the Company that it would require the legal form of the agreement to prevail and that income from the non-compete agreement should be deferred and recorded in income over the term of the agreement. The Company accepted the SEC's determination. Payments under the agreement are due in ten equal annual installments of $75,000 each, commencing on December 15, 1996. The 1996 payment was received as scheduled. Accretion of the present value amount to the cash amount due under the agreement is being made on the interest method. The effects of the restatement on the twelve months ended December 31, 1996 are shown below.

                                                                        December 31, 1996
                                                              As
                                                          Orginally
BALANCE SHEET                                              Reported                         Restated
                                                           --------                         --------
Other Long-term liabilities                                                              $   385,000
Deferred income taxes                                   $   429,000                          287,000
Accumulated deficit                                      (1,385,000)                      (1,628,000)
Total stockholder's equity                                7,015,000                        6,772,000

STATEMENT OF OPERATIONS

Student tuition and other revenue                       $40,097,000                      $40,119,000
Operating income                                            843,000                          865,000
Income before income taxes and gain (loss)                  472,000                          494,000
Gain (loss) on sale of assets                               190,000                         (217,000)
Income before income taxes                                  662,000                          277,000
Benefit for income taxes                                   (130,000)                        (272,000)
Net income                                                  792,000                          549,000
Net income per share                                           0.07                             0.04


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                               Part II - Page 33

                                   PART III


Item 10.   Directors and Executive Officers of the Registrant

     Information regarding Directors and Executive Officers is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the headings: DIRECTORS and EXECUTIVE OFFICERS.


Item 11.   Executive Compensation

     Information regarding Executive Compensation is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the heading: EXECUTIVE COMPENSATION AND OTHER INFORMATION (specifically excluding disclosures in such section relating to Item 402(I), (k), and (l) of Regulation S-K.)


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



             (The remainder of this page left intentionally blank.)

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.  List of documents filed as part of this report.





Description                                                            Page
-----------                                                            ----
1.   Financial Statements:

     Concorde Career Colleges, Inc. and Subsidiaries
        Report of Independent Accountants...........................   II-13
        Consolidated Balance Sheet..................................   II-14
        Consolidated Statement of Operations........................   II-16
        Consolidated Statement of Cash Flows........................   II-17
        Consolidated Statement of Changes In Stockholders' Equity...   II-18
        Notes to Consolidated Financial Statements..................   II-19

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

3.   Exhibits:

Exhibit Number                   Description
--------------                   -----------

   3(a)--  Restated Certificate of Incorporation of the Registrant, as amended
             (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).

   3(b)-- Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).

   4(a)--  Specimen Common Stock Certificate (Incorporated by reference to
             Exhibit 4(a) to Registration Statement on Form S-1 [SEC File No.
             33-21654]).

   4(b)-- Specimen Class A Redeemable Preferred Stock Certificate (Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K for the year ended December 31, 1994).

   4(c)-- Junior Secured Debenture in principal amount of $5,422,307 made by the Company dated October 30, 1992 to CenCor, Inc. (Incorporated by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the year ended December 31, 1992).

   4(d)--  Certificate of Designation of the Class A Redeemable Preferred Stock
             (Incorporated by reference to Exhibit 4(d) of the Annual Report on Form 10-K for the year ended December 31, 1994).

** 4(e)--  Certificate of Designation of Class B Convertible Preferred Stock.

                                Part IV - Page 1

Exhibit Number                                Description
--------------                                -----------
** 4(f)      --  Specimen Class B Convertible Preferred Stock Certificate.

** 4(g)      --  Subordinated Debenture in principal amount of $3,316,250 made by the Company dated February 25, 1997 to Cahill, Warnock
                   Strategic Partners Fund, L.P.

** 4(h)      --  Subordinated Debenture in principal amount of $183,750 made by the Company dated February 25, 1997 to Strategic Associates,
                   L.P.

** 4(i)      --  Common Stock Purchase Warrant dated February 25, 1997 issued to
                   Cahill, Warnock Strategic Partners Fund, L.P., granting the right to purchase up to 2,483,419 shares of the Company's
                   Common Stock.

** 4(j)      --  Common Stock Purchase Warrant dated February 25, 1997 issued to
                   Strategic Associates, L.P., granting the right to purchase up to 135,110 shares of the Company's Common Stock.

** 4(k)      --  Registration Rights Agreement dated February 25, 1997 issued among the Company; Cahill, Warnock Strategic Partners Fund,
                   L.P.; and Strategic Associates, L.P.

     8       --  Arthur Andersen letters (Incorporated by reference to Exhibits
                   1 and 2 on Form 8-K dated September 13, 1994).

** 9(a)      --  Stockholders' Agreement dated February 25, 1997 among the
                   Company, Cahill, Warnock Strategic Partners Fund, L.P.,
                   Strategic Associates, L.P., Jack L. Brozman, The Estate of
                   Robert F. Brozman and the Robert F. Brozman Trust under
                   Agreement dated December 28, 1989 (the "Stockholders
                   Agreement Parties").

** 9(b)      --  Agreement dated March 21, 1997 among the Stockholders Agreement
                   Parties and James R. Seward.

   10(a)     --  Amended and Restated Agreement As to Relationship and Services
                   to be Provided between Registrant and CenCor, dated May 6,
                   1988. (Incorporated by reference to Exhibit 10[a] to Pre-
                   effective Amendment No. 1 to Registration Statement on Form
                   S-1 [SEC File No. 33-21654]).

   10(b)     --  Tax Sharing Agreement between Registrant and CenCor, dated May
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

   10(c)(ii) --  Third and Fourth Amendments to Employment Agreement between
                   Person/Wolinsky and Samuel Person dated as of May 1, 1992 and
                   November 1, 1992, respectively. (Incorporated by reference to Exhibit 10(c)(ii) of the Annual Report on Form 10-K for the year ended December 31, 1992).*

   10(c)(iii)--  Fifth Amendment to Employment Agreement between Person/Wolinsky and Samuel Person dated as of May 1, 1993. (Incorporated by reference to Exhibit 10(c)(iii) of the Annual Report on Form
                   10-K for the year ended December 31, 1993).*

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

   10(e)(ii)  -- Amendment No. Two to Revolving Credit, Security and Guaranty
                 Agreement dated April 30, 1993. (Incorporated reference to
                 Exhibit 10(e)(ii) of the Annual Report on Form 10-K for the year ended December 31, 1992).

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

   10(h)(vii) -- Third Amendment to the Restructuring, Security and Guaranty
                 Agreement dated July 30, 1996 (Incorporated by Reference to
                 Exhibit 2 of the Quarterly Report on Form 10Q dated June
                 30,1996).

** 10(h)(viii)-- Fourth Amendment to the Restructuring, Security and Guaranty
                 Agreement dated December 30, 1996.

                               Part IV - Page 3


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

   10(l) -- Convertible Preferred Stock Purchase Agreement dated February 25,
            1997 among Cahill, Warnock Strategic Partners Fund, L.P., Strategic
            Associates, L.P., and the Company (the "Purchase Agreement Parties")

** 10(m) -- Amendment No. 1 to the Convertible Preferred Stock Purchase
            Agreement dated March 21, 1997 among the Purchase Agreement Parties and James R. Seward.

** 10(n) -- Subordinated Debenture and Warrant Purchase Agreement dated as of
            February 25, 1997 by the Company and Cahill, Warnock Strategic
            Partners Fund, L.P.

** 10(o) -- Subordinated Debenture and Warrant Purchase Agreement dated as of
            February 25, 1997 by the Company and Strategic Associates, L.P.

** 10(p) -- Revolving Credit, Security and Guaranty Agreement dated March 13,
            1997 by and among the Registrant and Security Bank of Kansas City, attached herewith.

** 21    -- Subsidiaries of Registrant (filed herewith)

   23    -- Consent of Price Waterhouse LLP (filed herewith).


  * Management contract or compensation plan.
 ** Previously filed.
b.  Reports on Form 8-K

      None.

                                Part IV - Page 4

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CONCORDE CAREER COLLEGES, INC.

                                     By   /s/ JACK L. BROZMAN
                                         --------------------------
                                              Jack L. Brozman
                                           Chairman of the Board
                                          Date: November 14, 1997


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                    Signature                                    Date
                    ---------                                    ----

By   /s/          JACK L. BROZMAN                           November 14, 1997
  --------------------------------------------------        -----------------
                  Jack L. Brozman
 (Chief Executive Officer, President,
        Treasurer and Director)

By  /s/          MICHAEL S. SAVELY                          November 14, 1997
    ------------------------------------------------        -----------------
                 Michael S. Savely
         (Senior Vice President-Operations)

By  /s/             GREGG GIMLIN                            November 14, 1997
    ------------------------------------------------        -----------------
                   M. Gregg Gimlin
       (Vice President, Chief Financial Officer, and
              Principal Accounting Officer)

By  /s/          DAVID A. NICHOLS                           November 14, 1997
   -------------------------------------------------        -----------------
                 David A. Nichols
                    (Director)

By  /s/          ROBERT R. ROEHRICH                         November 14, 1997
  --------------------------------------------------        -----------------
                 Robert R. Roehrich
                     (Director)

By  /s/           JAMES R. SEWARD                           November 14, 1997
  --------------------------------------------------        -----------------
                  James R. Seward
                     (Director)

By  /s/           THOMAS K. SIGHT                           November 14, 1997
  --------------------------------------------------        -----------------
                  Thomas K. Sight
                     (Director)

By  /s/           DAVID L. WARNOCK                          November 14, 1997
  --------------------------------------------------        -----------------
                  David L. Warnock
                     (Director)


                                Part IV - Page 5