Form 10-Q/A
period 1996-09-30
CONCORDE CAREER COLLEGES INC
filed 1997-11-19
CIK 832483

================================================================================

                     SECURITIES  AND  EXCHANGE  COMMISSION

                            Washington, D. C. 20549

                                  Form 10-Q/A

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


As of October 17, 1996 Concorde Career Colleges, Inc. had 6,961,776 shares of Common Stock outstanding, with a market value of $6,092,000.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                 First Amended
                                  Form 10-Q/A

                     Nine Months Ended September 30, 1996


                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1.  Financial Information........................................     1

Notes to Consolidated Financial Statements............................     1

Condensed Consolidated Balance Sheets.................................   2,3

Condensed Consolidated Statements of Operations.......................     4

Condensed Consolidated Statements of Cash Flows.......................     5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results Operations...................................     6


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................    13

Item 2.  Change in Securities.........................................    15

Item 3.  Defaults Upon Senior Securities..............................    15

Item 4.  Submission of Matters to a Vote of Security Holders..........    15

Item 5.  Other Materially Important Events............................    15

Item 6.  Exhibits.....................................................    15

Signatures............................................................    16

                                       V

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


NOTE 1:
------

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

Restatement of 1996

     The financial statements for the three and nine months ended September 30, 1996 have been restated to defer and recognize income from a non-compete agreement associated with the August 1996 sale of assets of Person /Wolinsky Associates, Inc. over the ten-year term of the non-compete agreement. The effect of this restatement was to reduce net income and earnings per share in the third quarter by $257,000 and $.04, respectively. During the third quarter of 1996, the company originally reported in income, as a one-time benefit under the caption Gain on Sales of Assets, $407,000 representing the pre-tax net present value of the non-compete agreement. The Company accounted for the agreement in accordance with what it believed was its substance--ten-year seller financing. In the third quarter of 1997, the United States Securities and Exchange commission (the "SEC") notified the Company that it would require the legal form of the agreement to prevail and that income from the non-compete agreement should be deferred and recorded in income over the term of the agreement. The company accepted the SEC's determination. Payments under the agreement are due in ten equal annual installments of $75,000 each, commencing on December 15, 1996. Accretion of the present value amount to the cash amount due under the agreement is being made on the interest method. See Item 2, Liquidity and Capital Resources for additional information.


           (The remainder of this page was left intentionally blank.)

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                                                                             SEPTEMBER 30,         December 31,
                                                                                 1996                 1995
                                                                             -------------         -------------
                                                                              (Restated)
CURRENT ASSETS:

  Cash and cash equivalents.........................................           $ 2,582,000           $ 3,295,000
  Net receivables  --
  Accounts receivable...............................................            18,107,000            17,055,000
      Notes receivable for student tuition..........................             3,575,000             3,188,000

      Allowance for uncollectable accounts..........................            (2,241,000)           (1,394,000)
                                                                               -----------           -----------
                                                                                19,441,000            18,849,000


  Deferred income taxes.............................................               450,000               170,000
  Supplies and prepaid expenses.....................................               765,000               914,000
                                                                               -----------           -----------
                Total current assets................................            23,238,000            23,228,000
                                                                               -----------           -----------

PROPERTY and EQUIPMENT, net:........................................             2,819,000             3,220,000

COST IN EXCESS OF NET TANGIBLE ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of
  $1,777,000 at September 30, 1996 and $2,591,000
  at December 31, 1995, respectively................................               811,000             1,847,000


OTHER ASSETS:

  Long-term notes receivable for student tuition
  less allowance for uncollectable accounts of
  $988,000 at September 30, 1996 and $709,000 at
  December 31, 1995, respectively...................................             3,574,000             2,495,000

  Other.............................................................               501,000                30,000
                                                                               -----------           -----------
      Total other assets............................................             4,075,000             2,525,000
                                                                               -----------           -----------
                                                                               $30,943,000           $30,820,000
                                                                               ===========           ===========

               See accompanying Item 2. Management's Discussion.

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30, December 31,
                                                        1996         1995
                                                    ------------  ------------
                                                     (Restated)
CURRENT LIABILITIES:
  Deferred student tuition........................   $16,771,000  $15,248,000
  Current debt due related party..................     2,884,000      215,000
  Accrued salaries and wages......................       753,000      951,000
  Accrued interest................................       457,000       12,000
  Current deferred income taxes...................       174,000      471,000
  Other accrued liabilities and accounts payable..     1,770,000    2,413,000
                                                     -----------  -----------
       Total current liabilities..................    22,809,000   19,310,000

LONG TERM DEBT....................................                  1,343,000

OTHER LONG-TERM LIABILITIES.......................       407,000       80,000

DEFERRED INCOME TAXES.............................       676,000      690,000

SUBORDINATED DEBT DUE TO RELATED PARTY............                  2,723,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, $.10 par value, 600,000 shares
  authorized 266,840 shares issued and
  outstanding.....................................        27,000       30,000

  Common stock, $.10 par value, 19,400,000 shares
  authorized, 6,988,576 shares issued and
  6,961,776 shares outstanding....................       699,000      698,000

  Capital in excess of par........................     7,779,000    8,128,000

  Accumulated deficit.............................    (1,393,000)  (2,121,000)

  Less-treasury stock, 26,800 shares, at cost.....       (61,000)     (61,000)
                                                     -----------  -----------
     Total stockholders' equity...................     7,051,000    6,674,000
                                                     -----------  -----------
                                                     $30,943,000  $30,820,000
                                                     ===========  ===========

               See accompanying Item 2. Management's Discussion.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

             AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                        Nine Months               Three Months
                                                    Ended September 30,        Ended September 30,
                                                 -------------------------  -------------------------

                                                  1996 (1)        1995       1996 (1)        1995
                                                 -----------   -----------  -----------   -----------
STUDENT TUITION AND
  OTHER REVENUE:..............................   $30,620,000   $29,447,000  $10,318,000   $11,101,000
                                                 -----------   -----------  -----------   -----------

OPERATING EXPENSES:
  Payroll costs...............................    13,789,000    13,219,000    4,375,000     4,704,000
  Occupancy...................................     3,627,000     4,047,000    1,095,000     1,431,000
  Instructional materials and supplies........     2,500,000     2,861,000      638,000     1,206,000
  Advertising.................................     2,208,000     2,076,000      783,000       753,000
  Other general and administrative............     4,399,000     4,065,000    1,670,000     1,290,000
  Provision for uncollectable accounts........     2,225,000     1,243,000    1,136,000       497,000
                                                 -----------   -----------  -----------   -----------
      Total operating expenses................    28,748,000    27,511,000    9,697,000     9,881,000
                                                 -----------   -----------  -----------   -----------
OPERATING INCOME..............................     1,872,000     1,936,000      621,000     1,220,000
INTEREST EXPENSE..............................       743,000       524,000     (344,000)      159,000
                                                 -----------   -----------  -----------   -----------
INCOME BEFORE INCOME TAXES and LOSS ON SALES..     1,129,000     1,412,000      965,000     1,061,000
LOSS ON SALE OF ASSETS........................      (223,000)                  (223,000)
                                                 -----------   -----------  -----------   -----------
INCOME BEFORE INCOME TAXES....................       906,000     1,412,000      742,000     1,061,000
PROVISION FOR INCOME TAXES....................       178,000       141,000      137,000       106,000
                                                 -----------   -----------  -----------   -----------
NET INCOME....................................   $   728,000   $ 1,271,000  $   605,000   $   955,000
                                                 ===========   ===========  ===========   ===========

WEIGHTED AVERAGE COMMON AND
  COMMON SHARE EQUIVALENTS
  OUTSTANDING.................................     7,703,000     7,406,000    7,713,000     7,456,000
                                                 ===========   ===========  ===========   ===========

EARNINGS PER WEIGHTED AVERAGE
  COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING.....................         $0.07         $0.15        $0.07         $0.12
                                                 ===========   ===========  ===========   ===========

(1) Restated

               See accompanying Item 2. Management's Discussion.

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                             1996          1995
                                                             ----          ----
                                                          (RESTATED)
CASH FLOWS--OPERATING ACTIVITIES:

  Net income..........................................   $   728,000   $ 1,271,000
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization...................       811,000       905,000
      Provision for losses on accounts receivable.....     2,225,000     1,244,000
      Loss on sale of assets..........................       223,000

      Change in assets and liabilities, net  -
        Change in receivables.........................    (3,895,000)   (1,809,000)
        Change in deferred student tuition............     1,523,000     2,723,000
        Change in deferred income taxes...............       157,000      (815,000)
        Change in accrued income taxes................      (468,000)      623,000
        Other changes in assets and liabilities, net..     1,042,000     1,016,000
                                                         -----------   -----------
          Total adjustments...........................      (166,000)    3,887,000
                                                         -----------   -----------
          Net operating activities....................       562,000     5,158,000

CASH FLOWS--INVESTING ACTIVITIES:
  Cash from sale of assets............................       929,000
  Capital expenditures................................      (370,000)     (477,000)
                                                         -----------   -----------
              Net investing activities................       559,000      (477,000)

CASH FLOWS--FINANCING ACTIVITIES:
  Preferred stock redemption..........................      (352,000)
  Principal payments on long-term debt................    (1,482,000)   (2,334,000)
                                                         -----------   -----------
              Net financing activities................    (1,834,000)   (2,334,000)
                                                         -----------   -----------
Net increase (decrease) in
  cash and cash equivalents...........................      (713,000)    2,347,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD..............................     3,295,000     1,182,000
                                                         -----------   -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD....................................   $ 2,582,000   $ 3,529,000
                                                         ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest..........................................   $   161,000   $   255,000
    Income taxes......................................       761,000       186,000
  Cash received during the period for:
    Interest..........................................       299,000       258,000
    Income tax refunds................................           -0-           -0-


               See accompanying Item 2. Management's Discussion.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     The financial statements for the three and nine months ended September 30, 1996 have been restated to defer and recognize income from a non-compete agreement associated with the August 1996 sale of assets of Person/Wolinsky Associates, Inc. over the ten-year term of the non-compete agreement. The effect of this restatement was to reduce net income and earnings per share in the third quarter by $257,000 and $.04 respectively. During the third quarter of 1996, the Company originally reported in income, as a one-time benefit under the caption Gain on Sales of Assets, $407,000 representing the pre-tax net present value of the non-compete agreement. The Company accounted for the agreement in accordance with what it believed was its substance ten-year seller financing. In the third quarter of 1997, the United States Securities and Exchange Commission (the "SEC") notified the Company that it would require the legal form of the agreement to prevail and that income from the non-compete agreement should be deferred and recorded income over the term of the agreement. The Company accepted the SEC's determination. Payments under the agreement are due in ten equal annual installments of $75,000 each, commencing on December 15, 1996. Accretion of the present value amount to the cash amount due under the agreement is being made on the interest method. The effect of the restatement for the three and nine months ended September 30, 1996 are shown below.

                                       As Originally        September 30, 1996
BALANCE SHEET                            Reported               Restated
                                         --------               --------
Other Long-Term Liabilities                                  $   407,000
Deferred Income Taxes                  $   826,000               676,000
Accumulated Deficit                     (1,136,000)           (1,393,000)
Total Stockholder's Equity               7,308,000             7,051,000

STATEMENT OF OPERATIONS-NINE MONTHS

Gain (loss) on Sale of Assets              184,000              (223,000)
Income Before Income Taxes               1,313,000               906,000
Provision for Income Taxes                 328,000               178,000
Net Income                                 985,000               728,000
Net Income Per Share                   $      0.11           $      0.07


     STATEMENT OF OPERATIONS-THREE MONTHS

     Gain (loss) on Sale of Assets         184,000              (223,000)
     Income Before Income Taxes          1,149,000               743,000
     Provision for Income Taxes            287,000               137,000
     Net Income                            862,000               605,000
     Net Income Per Share              $      0.11           $      0.07

     The Company owns and operates proprietary postsecondary schools which offer career training, primarily in the allied health field (together the "Resident Schools.") The Company owned Person/Wolinsky Associates, which offered review courses for the CPA exam (the "CPA Review Courses.") On August 2, 1996, the Company sold the assets of Person/Wolinsky Associates. In addition, the Company sold the assets of its' San Jose, California Campus on August 30, 1996. The following table presents the revenue for the Resident Schools and the CPA Review Courses for the periods indicated. Amounts are in thousands.

                               Nine Months          Three Months
                           Ended September 30,   Ended September 30,
                           -------------------   -------------------
                            1996        1995      1996        1995
                           -------     -------   -------     -------

Resident  Schools........  $29,393     $26,566   $10,314     $ 9,470
CPA Review Courses.......    1,227       2,881         4       1,631
                           -------     -------   -------     -------
     Total...............  $30,620     $29,447   $10,318     $11,101
                           =======     =======   =======     =======

     The following table presents the relative percentage of revenues derived from the Resident Schools and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.

                                                    Nine Months                 Three Months
                                                Ended September 30,          Ended September 30,
                                                -------------------          -------------------
                                                1996(1)       1995           1996(1)       1995
                                                ------       ------          ------       ------
Allied Health & Computer Schools..............   96.0%         90.2%         100.0%         85.3%
CPA Review Courses............................    4.0           9.8             --          14.7
                                                -----         -----          -----         -----
Total.........................................  100.0         100.0          100.0         100.0
                                                =====         =====          =====         =====

Operating expenses:
  Payroll.....................................   45.0          44.9           42.4          42.4
  Occupancy...................................   11.8          13.7           10.6          12.9
  Materials and supplies......................    8.2           9.7            6.2          10.9
  Advertising.................................    7.2           7.1            7.6           6.8
  Other general & administrative..............   14.4          13.8           16.2          11.6
  Provision for uncollectable accounts........    7.3           4.2           11.0           4.5
                                                -----         -----          -----         -----
  Total.......................................   93.9          93.4           94.0          89.1
Operating income..............................    6.1           6.6            6.0          10.9
Interest expense..............................    2.4           1.8           (3.4)          1.4
                                                -----         -----          -----         -----
Income before income taxes and gain on sales..    3.7           4.8            9.4           9.5
Loss on sale of fixed assets..................    0.7                          2.2
                                                -----         -----          -----         -----
Income before income taxes....................    3.0           4.8            7.2           9.5
Provision for income taxes....................    0.6           0.5            1.3           1.0
                                                -----         -----          -----         -----
Net income....................................    2.4%          4.3%           5.9%          8.5%
                                                =====         =====          =====         =====
(1) RESTATED








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

     Net income of the Company decreased $350,000 or 36.6% to $605,000 for the three months ended September 30, 1996 compared to net income of $955,000 for the same period in 1995. The CPA Review Courses had a net operating loss of $148,000 for the quarter to net income of $565,000 for the same period in 1995. The Company's 1996 net income was also adversely affected by increased reserves for bad debt as discussed below. The San Jose Campus was sold on August 30, 1996. The net loss from operation of the San Jose Campus was approximately $94,000 greater for the quarter as compared to 1995. In addition, the Company recorded a net loss on the sale of Person/Wolinsky and the San Jose Campus.

     Total revenue decreased 7.1%, or $783,000 to $10,318,000 for the three months ended September 30, 1996 compared to $11,101,000 in 1995. Revenue for the CPA Review Courses decreased $1,627,000 while revenue at the Campuses increased $844,000.

     Total operating expenses were virtually the same in 1996 as compared to 1995; decreases in expenses were due to the sale of Person/Wolinsky and the San Jose Campus.

     Payroll decreased $329,000 or 7.0% to $4,375,000 in 1996 compared to $4,704,000 in 1995. Payroll expense at the Campuses has increased as the Company has added additional staff for enrollment increases and as the Company continues to upgrade the quality of staff and faculty. The Campuses payroll increases were offset by decreased payroll from the sale of Person/Wolinsky and San Jose.

     Occupancy decreased $336,000 or 23.5% to $1,095,000 from $1,431,000 in
1995. Occupancy for the Campuses remained relatively stable. Occupancy for Person/Wolinsky decreased $245,000 compared to 1995.

     Instructional materials and supplies expense decreased 47.1% or $568,000 to $638,000 in 1996 compared to $1,206,000 in 1995. The sale of Person/Wolinsky and San Jose accounted for $380,000 of the decrease. The remaining decrease is due to the timing of class starts and the related textbook expense.

     General and administrative expenses increased $380,000 or 29.5% to $1,670,000 from $1,290,000 in 1995. The Campuses experienced increases in professional fees and group health insurance.

     Provision for uncollectable accounts increased 128.6% or $639,000 to $1,136,000 in 1996 compared to $497,000 in 1995. The Company has been increasing the number of loans provided by the Company's Campuses for their students since the fourth quarter of 1995. As a result, the gross value of notes receivable increased $1,544,000 from the same period in 1995. The increase in the provision for bad debts also includes an increase of approximately $559,000 due to a greater number of these notes being collected by the Campuses instead of a professional note-servicing agency. The Company's recently adopted policy that all new student notes will be serviced by a professional agency is expected to reduce future risk and required reserve ratios. See discussion in "Liquidity and Resources."

     Interest expense decreased $503,000 to a negative $344,000 in 1996 from $159,000 in 1995. The change is due to decreases in bank and subordinated debt and a reduction of $422,000 for the charge to interest for an additional payment due CenCor in 1997. See discussion in "Liquidity and Resources."

     The Company recorded a $99,000 loss from the sale of the San Jose Campus assets and a loss of $124,000 from the sale of Person/Wolinsky. Both transactions were recorded as sales of assets.

     In 1996 a tax provision of $137,000 or 18.5% was recorded compared to a provision of $106,000 or 10.0% in 1995. This tax provision is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Weighted average common and common share equivalents outstanding increased to 7,713,000 from 7,446,000. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was $0.07 and $0.12 at September 30, 1996 and 1995, respectively. EPS is shown net of preferred stock dividends (not declared) of $50,000 for the three months ended September 30, 1996 and $63,000 for the same period in 1995. Cumulative dividends in arrears on the Preferred Stock were $404,000 as of September 30, 1996.

                NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net income decreased $543,000 or 42.7% to $728,000 for the nine months ended September 30, 1996 compared to net income of $1,271,000 in 1995. The 1996 net income was adversely affected by an interest accrual of $457,000 and increased bad debt expense discussed below. Total revenue increased 4.0%, or $1,173,000 to $30,620,000 for the nine months ended September 30, 1996 compared to $29,447,000 in 1995. The increase is a result of enrollment increases and a modest price increase in the second quarter of 1995.

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

     Total operating expenses increased $1,237,000 or 4.5% to $28,748,000 for the nine months ended September 30, 1996 compared to $27,511,000 in 1995. All categories of operating expenses decreased as a result of the sale of the CPA Review Course and the San Jose Campus.

     Payroll increased $570,000 or 4.3% to $13,789,000 in 1996 compared to $13,219,000 in 1995. The Company has added additional staff as enrollment has increased. In addition, the Company continues to upgrade the quality of staff and faculty.

     Occupancy decreased $420,000 or 10.4% to $3,627,000 from $4,047,000 in
1995. Person/Wolinsky's occupancy expense decreased $216,000. The Campuses occupancy expense decreased $204,000 primarily due to refunds from workers compensation insurance.

     Instructional materials and supplies expense decreased 12.6% or $361,000 to $2,500,000 in 1996 compared to $2,861,000 in 1995. The sale of Person/Wolinsky accounted for $260,000 of the decrease. The remaining change is due to decreased textbook expense.

     Other general and administrative expenses increased 8.2% or $334,000 to $4,399,000 in 1996 from $4,065,000 in 1995. The change is due to increases in printing, scholarship expenses and health insurance. The increase was offset by a provision of $282,000 established in the first quarter of 1995 when the Company was informed that its' Lauderdale Lakes, Florida Campus would be required to refund Title IV funds to government agencies.

     Provision for uncollectable accounts increased 79.0% or $982,000 to $2,225,000 in 1996 compared to $1,243,000 in 1995. The Company has been increasing the number of loans provided by the Company's Campuses for their students since the fourth quarter of 1995. As a result, the gross value of notes receivable increased $1,544,000 from the same period in 1995. The increase in the provision for bad debts also includes an increase of approximately $559,000 due to a greater number of these notes being collected by the Campuses instead of a professional note-servicing agency. The Company's recently adopted policy that all new student notes will be serviced by a professional agency is expected to reduce future risk and required reserve ratios. See discussion in "Liquidity and Resources."

     Interest expense increased 41.8% or $219,000 to $743,000 in 1996 from $524,000 in 1995. Decreases due to reduced bank and subordinated debt were offset by a $457,000 charge to interest for an additional payment due CenCor in 1997. See discussion in "Liquidity and Resources."

     The Company recorded a $99,000 loss from the sale of the San Jose Campus and a loss of $124,000 from the sale of Person/Wolinsky. Both sales were recorded as sales of assets.

     In 1996, a tax provision of $178,000 or 19.6% was recorded compared to a provision of $141,000 or 10.0% in 1995. This tax benefit is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Weighted average common and common share equivalents outstanding increased to 7,703,000 in 1996 from 7,406,000 in 1995. This increase is due to the dilutive effect of the Company's incentive stock option plan. Earnings per weighted average common and common share equivalent (EPS) was $0.07 and $0.15 for the nine months ended September 30,1996 and 1995, respectively. EPS is shown net of preferred stock dividends (not declared) of $169,000 for the nine months ended September 30, 1996 and $186,000 for the same period in 1995. Cumulative dividends in arrears on the Preferred Stock were $404,000 as of September 30, 1996.

Liquidity and Capital Resources

     Effective October 30, 1992, the Company and CenCor, Inc. ("CenCor") entered into a Restructuring, Security and Guaranty Agreement pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor a Junior Secured Debenture (the "Debenture") in the principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Interest on the Debenture accrued from October 30, 1992 through June 30, 1996. The first principal and interest payment was made June 30, 1996. The entire balance of the Debenture is due July 31, 1997. Interest accrues at 1.5% over the prime rate. At July 31, 1997 CenCor is entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeds $3,500,000. Market capitalization is the total common shares of the Company multiplied by the highest average share price (high-bid) for any period of 30 consecutive trading days between January 1, 1997 and June 30, 1997. At September 30, 1996 this payment was accrued and would have been valued at $457,000. The $457,000 represents the latest 30-day average of the Company's stock price at September 30, 1996. The highest 30-day average stock price January 1 through September 30, 1996 has been $1.05, which would be a $952,000 payment. As the Company's average stock price increases the payment due CenCor increases. (See the table below.) Management will continue to accrue an estimate of the payment based on the average stock price.

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

     Effective November 15, 1994 CenCor exchanged $3,000,000 face value of the Debenture for 300,000 shares of Cumulative Preferred Stock (the Preferred Stock). The Preferred Stock, $.10 par value, has a per share liquidation preference of $10.00. Cumulative quarterly dividends accrue at a rate equal to 73% of the then current interest rate on the Debenture. The dividends cumulate until such time as the Debenture has been repaid in full, which is currently scheduled for July 31, 1997. At such time, the accumulated quarterly dividends will be paid ratably over the ensuing 12 fiscal quarters. The Preferred Stock has no mandatory redemption date but the Company may redeem the Preferred Stock, in whole or in part, at any time, at liquidation value plus accrued cumulative dividends. The exchange reduced long-term debt and increased the equity of the Company by $3,000,000. By virtue of the reduced debt, interest is reduced which improves income before taxes, but the Company will incur non-deductible dividends on the preferred shares. Approximately half of the proceeds of the sale of assets of the CPA Review Courses and the San Jose Campus were used to redeem preferred stock and the related dividends. Outstanding preferred stock shares at November 8, 1996 were 266,840.

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

     Net cash provided by operating activities was $562,000 for the nine months ended September 30, 1996 a decrease of $4,596,000 as compared to the same period in 1995. Approximately $610,000 of the decrease is due to the sale of Person/Wolinsky. The remaining decrease is primarily a result of less cash collections at the Campuses due to increased loans provided by the Company's Campuses, as discussed below. Deferred student tuition increased $1,523,000 compared to an increase of $2,723,000 in 1995. Other changes in assets and liabilities decreased $1,042,000 in 1996 compared to an increase of $1,016,000 in 1995. The decrease of $1,758,000 was attributable to decreased accrued expenses and other liabilities.

     Capital expenditures in 1996 were $370,000 compared to $477,000 in 1995. Capital expenditures for 1996 and 1995 were primarily for additional classroom equipment. Principal payments on debt were $1,482,000 in 1996 compared to $2,334,000 in 1995. This included $139,000 in subordinated debt payments to CenCor. Redemption of preferred stock and the related dividends was $352,000 in 1996.

     Beginning with the fourth quarter of 1995, the Company increased the number of loans provided by the Company's Campuses for their students due to the Department of Education's regulation which requires that the Campuses receive no more than 85% of their cash revenue from Title IV funding. These loans defer cash collections, and currently reduce the Company's cash flow. In the third quarter of 1996 a review of the Campuses notes and related reserves identified a concern with notes being serviced by the Campuses and the Campuses ability to adequately collect those notes. $5,857,000 of the Company's notes are in the hand of a third party servicer. Notes at the third party servicer are easily identified and the collection effort quantifiable. Notes being serviced by the Campuses are not easily analyzed and the collection effort is hard to quantify. As a result the Company has increased its reserves for the notes being serviced by its Campuses until the collectability can be better quantified. In addition, the Company has changed its policy and in the future all new notes will be serviced by a third party agency. Increased reliance on loans may have an additional impact on future liquidity and may increase bad debt expense.

     The Company is moving its North Hollywood Campus to a new location in 1997. A lease agreement has been signed. The new building will provide better access and additional space for new programs. Leasehold improvements and new equipment will cost approximately $850,000. The Company must obtain waivers of debt agreement covenants to proceed with the move.

     On August 2, 1996 the assets of Person/Wolinsky Associates, a wholly owned subsidiary of the Company were sold. As a result of the sale the Company received cash proceeds of $879,000. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996.

     On August 30, 1996 the Company sold the assets of its Allied Health School located in San Jose, California. The Company received proceeds of $50,000 and a $300,000 promissory note, due February 27, 1997 for the Campuses assets.

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

     The Department of Education ("DOE") regularly conducts program reviews of educational institutions participating in Title IV programs. During September 1996, the Company received Final Program Review Determination Letters from the DOE for two if its Campuses. The letters asked for repayment of liabilities, which are immaterial to the Company's financial position. Some of the liabilities are being appealed. In addition, several findings are being referred to the DOE's Compliance and Enforcement Division ("CED") for possible further action. The Company does not know what further action may be taken. However, the DOE could limit, suspend, or terminate the Campuses eligibility to participate in Title IV funding programs. The Company will appeal any such action.

     While the outcome of matters involving the DOE cannot be determined with certainty, management believes that the final outcome will not have a material impact to its results of operations or its financial position.

     The Company generally relies on the availability of various federal and state student financial aid programs to provide funding for the students attending the Company's Campuses. The Company also relies on the availability of lending institutions willing to participate in these programs and to grant loans to these students. If the Company's Campuses would be limited, suspended or terminated from participation in the federal or state student financial aid programs, or if lending institutions withdrew access to student loans, the Company's continuing operations would be in doubt. Management does not anticipate any material change in liquidity based on the Company's Campuses participation in these programs.



          (The remainder of this page was left intentionally blank.)

PART II -- OTHER INFORMATION

Item  1.   Legal Proceedings

Department of Education Matters

     The Department of Education ("DOE") is authorized to limit, suspend, or terminate (LS&T) the eligibility of a school to participate in Federal Title IV student loan programs and, in certain circumstances, the Pell grant program, if the rate of students who default on their loans during a defined period is equal to or exceeds 25% during each of the three most recent fiscal years. As a result of litigation, the Company's 1990 and 1991 rates were suspended. The 1992 and 1993 rates have been published for the Company's Campuses and the Company has received preliminary 1994 rates. Three of the Company's Campuses have pre appeal rates which equal or exceed 25% for three consecutive years. The Company believes that the preliminary 1994 rates for two of the Campuses may be lowered below 25% when they are appealed. However, all three Campuses could be in jeopardy of LS&T if the preliminary 1994 rates are not lowered through appeal and if the current appeals of 1992 and 1993 rates do not bring those rates below 25%. The final 1994 rates are expected to be published in mid December 1996.

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

     During the third quarter of 1996, the Company received responses on its appeals for eight of its Campusess'1992 and 1993 rates. 1992 rates were adjusted for five Campuses, and 1993 rates were adjusted for seven of the Company' Campuses. The adjustments did not decrease the rates more than 4.5%. All but two of the adjusted rates are greater than 25%. The Company's Campuses have outstanding erroneous data appeals for 1992 and 1993 rates. As previously noted, the Company's Campuses have servicing errors and erroneous data appeals pending, for 1993 rates. Consequently, the referenced Campuses will continue to maintain Title IV eligibility until receipt of rulings on all 1992, 1993, and 1994 appeals.

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

Other

     During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. The Company filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims have been filed. The matter is still in discovery. The Company believes these suits are without merit and plans to defend against them vigorously. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Company opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in August 1995, and the Company again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Company has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues is currently ongoing, with a hearing to determine whether or not the class should be certified anticipated in the late fall, 1996. In the meantime, all activity and progress in the other suits have been stayed. The Company will continue to strongly oppose class certification.

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


           (The remainder of this page was left intentionally blank.)

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