Form 10-Q
period 1997-09-30
CONCORDE CAREER COLLEGES INC
filed 1997-11-19
CIK 832483

                     SECURITIES  AND  EXCHANGE  COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter ended September 30, 1997            Commission File No.  0-16992
                      ------------------                                 -------


                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


           Delaware                                        43-1440321
-------------------------------                  -------------------------------
(State of other jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                   Number)


4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                               64196
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                           (Zip Code)

Registrant's telephone number, including area code:    (816)  474-8002
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


As of October 28, 1997 Concorde Career Colleges, Inc. had 7,100,676 shares of Common Stock outstanding.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.


                                   Form 10-Q
                      Nine Months Ended September 30, 1997

                                     INDEX


                       PART I - -  FINANCIAL INFORMATION


Item 1.  Financial Statements.............................................   1


         Notes To Condensed Consolidated Financial Statements.............   1
               Note 1:....................................................   1
               Note 2:....................................................   2
               Note 3:....................................................   3
               Note 4:....................................................   3
         Condensed Consolidated Balance Sheets............................   4
         Condensed Consolidated Statements Of Operations..................   6
         Condensed Consolidated Statements Of Cash Flows..................   8
         Consolidated Statement Of Changes In Stockholders' Equity........   9
Item 2.  Management's Discussion And Analysis Of Financial Condition And
           Results Of Operations..........................................  10


                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings................................................  18
Item 2.  Change In Securities -- None.....................................  18
Item 3.  Defaults Upon Senior Securities -- None..........................  18
Item 4.  Submission Of Matters To A Vote Of Security Holders -- None......  18
Item 5.  Other Information -- None........................................  18
Item 6.  Exhibits.........................................................  18
Signatures................................................................  19


     PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------



                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

Restatement of Prior Period

     The financial statements for the third and fourth quarters of 1996 and year ended December 31, 1996 have been restated to defer and recognize income from a non-compete agreement associated with the August 1996 sale of assets of Person/Wolinsky Associates, Inc. over the ten-year term of the non-compete agreement. The effect of this restatement was to reduce net income and earnings per share in the third quarter and year ended December 31, 1996 by $257,000 and $243,000 and $.04 and $.03, respectively and to increase net income and earnings per share in the fourth quarter by $14,000 and $.01, respectively. During the third quarter of 1996, the Company originally reported in income, as a one-time benefit under the caption Gain on Sales of Assets, $407,000 representing the pre-tax net present value of the non-compete agreement. The Company accounted for the agreement in accordance with what it believed was its substance - ten year seller financing. In the third quarter of 1997, the United States Securities and Exchange Commission ("the SEC") notified the Company that it would require the legal form of the agreement to prevail and that income from the non-compete agreement should be deferred and recorded in income over the term of the agreement. The Company accepted the SEC's determination. Payments under the agreement are due in ten equal annual installments of $75,000 each, commencing on December 15, 1996. The 1996 payment was received as scheduled. Accretion of the present value amount to the cash amount due under the agreement is being made on the interest method. The effect of this restatement is to reduce net income in the three- and nine-month periods ended September 30, 1996 by $257,000, or $0.04 per share.

Restatement of Earnings Per Share

During the third quarter of 1997, the Company restated its earnings per share calculations for the three months ended March 31, 1997 and for the six months ended June 30, 1997 to add to income available for common shareholders, $1,210,000 which represents the excess of the carrying value of the preferred stock over the amount of cash paid to the holder of the preferred stock retired on February 25, 1997 over the amount of cash paid to the holder of the preferred stock (See the Company's annual report on Form 10K/A for a full description of the refinancing). This restatement increased primary earnings per share and fully diluted earnings per share by $.13 and $.13, respectively, for the three months ended March 31, 1997 and $.13 and $.12, respectively, for the six months ended June 30, 1997 from the previously reported amounts.

Accounting Change

As described in Note 2, during the third quarter of 1997, the Company changed its method of recognizing revenue.

NOTES TO FINANCIAL STATEMENTS

Note 1:
-------

     The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Report on Form 10-K that was filed by the Company with the Commission on March 31, 1997 and the amended Form 10-K/A referred to above.

     The information included in these interim financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results of the periods presented.

     Due to the inherent seasonal nature of the career education business, the change in accounting method, and the adjustment to tax contingency reserves (Note 3), annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.

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

     The Company has litigation pending which arose in the normal course of business. See further discussion in Part I item 2 "Contingencies" and Part II item 1 "Legal Proceedings".

Note 2:
------

     During the third quarter of 1997 the Company changed its method of recognizing tuition revenue. Under the new method, tuition revenue is recognized ratably over the period of the program. The Company previously used a method in which a portion of tuition revenue was recognized in the month a student began attending classes to offset the costs incurred in obtaining the new student. The remaining tuition income was deferred and recognized over the term of the program.

     The Company believes the new method of revenue recognition is more representative of current industry practice and is a preferable accounting method.

     The effect of both the cumulative change for prior years and the change for the nine months ended September 30, 1997 was to decrease net income after cumulative change in accounting principle by $903,000 ($0.09 per share). The cumulative effect on income of the change on prior years (after reduction for income taxes of $421,000) was a reduction of $659,000. The effect of the change on the nine months ended September 30, 1997 was to decrease income before cumulative effect of a change in accounting principle by $244,000 ($0.02 per share). The effect of the change on the three months ended September 30, 1997 was to decrease net income by $250,000 ($0.02 per share).

     The effects of the change in the accounting for tuition revenue, the restatement of the non-compete agreement and the restatement of the earnings per share calculation for the preferred stock redemption as described above on the first and second quarters of 1997 are as follows:



                                                                        Three Months Ended
                                                                        ------------------
                                                           March 31, 1997                June 30, 1997
                                                           --------------                -------------
Net income (loss) as originally reported                         $505,000                   $(109,000)

Effect of restatement of non-compete agreement                     11,000                      12,000

Effect of change in revenue recognition method                    (36,000)                     42,000
                                                                 --------                   ---------

Income before cumulative effect of a change in
   accounting principle                                           480,000                     (55,000)

Cumulative effect on prior years (to December
   31, 1996) of change in revenue recognition
    method                                                       (659,000)
                                                                 --------                   ---------

Net loss as restated                                            $(179,000)                  $ (55,000)
                                                                =========                   =========


                                                                                 Fully                         Fully
                                                                  Primary       Diluted         Primary       Diluted
                                                                  -------       -------         -------       -------
Per share amounts:
   Net income (loss) as originally reported                          $.06          $.05           $(.02)        $(.02)
   Effect of restatement of non-compete agreement                     .00           .00             .00           .00
   Effect of change in revenue recognition
    method                                                            .00           .00             .01           .01
                                                                     ----          ----           -----         -----
   Income before cumulative effect of a change
    in accounting principle                                           .06           .05            (.01)         (.01)
   Cumulative effect on prior years (to
    December 31, 1996) of change in revenue
    recognition method                                               (.08)         (.07)
   Effect of preferred stock redemption                               .13           .13             .00           .00
                                                                     ----          ----           -----         -----
   Net income (loss) as restated                                     $.11          $.11           $(.01)        $(.01)
                                                                     ====          ====           =====         =====


Note 3:
-------

     During the third quarter of 1997, the Company and the Internal Revenue Service signed agreements relating to outstanding tax issues for tax years 1988 through 1992. During the course of this examination, which was initiated in 1992, the Company recorded loss contingencies for additional interest and federal and state income taxes. As a result of the final agreement, the Company released book tax contingencies during 1997 totaling $650,000, $550,000 of which was recorded in the third quarter.

Note 4:
-------

     Primary earnings per share is computed by deducting accrued and imputed preferred dividends from net income, adding the excess of the carrying value of the preferred stock retired over the amount of cash paid, and adding convertible subordinated debt interest net of income taxes (if dilutive) in order to determine net income attributable to common shareholders. This amount is then divided by weighted average number of common shares outstanding and common stock equivalents (if dilutive) arising from stock options and for warrants assumed converted to common stock.

     Fully diluted earnings per share is computed by deducting accrued preferred dividends from net income, adding the excess of the carrying value of the preferred stock retired over the amount of cash paid, and adding convertible subordinated debt interest net of income taxes (if dilutive). This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options and for warrants and preferred stock assumed converted to common stock.


             (The remainder of this page left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                  (unaudited)



                                     ASSETS



                                                           September 30,       December 31,
                                                               1997              1996 (1)
                                                           -------------       ------------
CURRENT ASSETS:

     Cash and cash equivalents.........................      $ 4,850,000        $ 4,261,000
     Net receivables
          Accounts receivable..........................       17,088,000         16,756,000
          Notes receivable.............................        3,218,000          4,392,000
          Allowance for uncollectible accounts.........       (1,424,000)        (1,645,000)
                                                             -----------        -----------
                                                              18,882,000         19,503,000

     Deferred income taxes.............................        1,273,000            916,000
     Supplies and prepaid expenses.....................          925,000            732,000
                                                             -----------        -----------
               Total current assets....................       25,930,000         25,412,000


FIXED ASSETS, NET:.....................................        2,854,000          2,539,000

INTANGIBLE ASSETS, NET
     less accumulated amortization of $1,096,000 at
     September 30, 1997 and $1,777,000 at December 31,
     1996, respectively................................          638,000            768,000

OTHER ASSETS:
     Long-term notes receivable........................        3,038,000          3,001,000
     Allowance for uncollectible notes.................         (844,000)        (1,243,000)
     Deferred income taxes.............................          453,000
     Other.............................................          414,000            390,000
                                                              ----------        -----------
          Total other assets...........................        3,061,000          2,148,000
                                                              ----------        -----------
                                                             $32,483,000        $30,867,000
                                                             ===========        ===========
(1) See Item 1, restatement of prior period.


     See accompanying notes to condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                  (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,   December 31,
                                                                                   1997          1996 (1)
                                                                               ------------    -----------
CURRENT LIABILITIES:
  Deferred student tuition..................................................    $18,235,000    $16,572,000
  Current debt due related party............................................                       400,000
  Accrued salaries and wages................................................        556,000        862,000
  Current income taxes payable..............................................         59,000        439,000
  Accounts payable and other accrued liabilities............................      3,027,000      2,731,000
                                                                                -----------    -----------
       Total current liabilities............................................     21,877,000     21,004,000

OTHER LONG-TERM LIABILITIES.................................................        366,000        385,000

DEFERRED INCOME TAXES.......................................................                       287,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CENCOR..............................                     2,419,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK......................      3,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred Stock, ($.10 par value, 600,000 shares authorized)
     Class A, 260,385 shares issued and outstanding.........................                        26,000
     Class B, 55,147 shares issued and outstanding..........................          6,000

  Common stock, $.10 par value, 19,400,000 shares authorized, 7,122,476 shares issued and 7,095,676 shares outstanding at September 30, 1997,
     6,993,376 shares issued and 6,966,576 shares outstanding at
     December 31, 1996......................................................        712,000        699,000

  Capital in excess of par..................................................      7,967,000      7,736,000

  Accumulated deficit.......................................................     (1,884,000)    (1,628,000)
  Less-treasury stock, 26,800 shares, at cost...............................        (61,000)       (61,000)
                                                                                -----------    -----------

     Total stockholders' equity.............................................      6,740,000      6,772,000
                                                                                -----------    -----------
                                                                                $32,483,000    $30,867,000
                                                                                ===========    ===========

(1) See Item 1, restatement of prior period.

    See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

            AND THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (unaudited)

                                                Nine Months            Three Months
                                             Ended September 30,     Ended September 30,
                                          ------------------------- ----------------------
                                             1997        1996 (1)      1997       1996 (1)
                                          -----------  -----------  ----------  -----------
STUDENT TUITION AND
  OTHER REVENUE.........................  $27,926,000  $30,620,000  $9,319,000  $10,318,000
                                          -----------  -----------  ----------   ----------
OPERATING EXPENSES:
  Payroll costs.........................   13,590,000   13,789,000   4,557,000    4,375,000
  Occupancy.............................    3,600,000    3,627,000   1,173,000    1,095,000
  Instructional materials and supplies..    2,197,000    2,500,000     846,000      638,000
  Advertising...........................    2,462,000    2,208,000     914,000      783,000
  Other general and administrative......    4,494,000    4,399,000   1,544,000    1,670,000
  Provision for uncollectible accounts..    1,139,000    2,225,000     304,000    1,136,000
                                          -----------  -----------  ----------   ----------
      Total operating expenses..........   27,482,000   28,748,000   9,338,000    9,697,000
                                          -----------  -----------  ----------   ----------

OPERATING INCOME (LOSS).................      444,000    1,872,000     (19,000)     621,000

INTEREST EXPENSE........................      230 000      743,000      48,000     (344,000)
                                          -----------  -----------  ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES
  AND GAIN (LOSS) ON SALE OF ASSETS.....      214,000    1,129,000     (67,000)     965,000

GAIN (LOSS) ON SALE OF ASSETS...........      313,000     (223,000)                (223,000)
                                          -----------  -----------  ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES.......      527,000      906,000     (67,000)     742,000

PROVISION (BENEFIT) FOR INCOME TAXES....     (415,000)     178,000    (584,000)     137,000
                                          -----------  -----------  ----------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE........      942,000      728,000     517,000      605,000
                                          -----------  -----------  ----------   ----------
CUMULATIVE EFFECT ON PRIOR YEARS (TO
  DECEMBER 31, 1996) OF CHANGE IN
  REVENUE RECOGNITION METHOD (Note 2)...     (659,000)
                                          -----------  -----------  ----------   ----------

  Net Income                              $   283,000  $   728,000  $  517,000   $  605,000
                                          ===========  ===========  ==========   ==========

                                                              (Continued)

(1) See Item 1, restatement of prior period.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

            AND THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (unaudited)

                                                   Nine Months             Three Months
                                               Ended September 30,      Ended September 30,
                                            -----------------------   -----------------------
                                               1997       1996 (1)       1997       1996 (1)
                                            ----------    ---------   ----------   ---------
WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING
    Primary............................      9,952,000    7,703,000   10,622,000   7,713,000
                                            ==========    =========   ==========   =========
    Fully Diluted......................     10,979,000    7,712,000   11,791,000   7,715,000
AMOUNTS PER COMMON SHARE: PRIMARY           ==========    =========   ==========   =========

INCOME BEFORE CUMULATIVE EFFECT  OF
  CHANGE IN ACCOUNTING PRINCIPLE.......     $      .22    $     .07   $      .05   $     .07

CUMULATIVE EFFECT ON PRIOR YEARS (TO
  DECEMBER 31, 1996) OF CHANGE IN
  REVENUE RECOGNITION METHOD (Note 2)..           (.07)
                                            ----------    ---------   ----------   ---------
    Net Income.........................     $      .15    $     .07   $      .05   $     .07
                                            ==========    =========   ==========   =========


AMOUNTS PER COMMON SHARE: FULLY DILUTED

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE              $      .21    $     .07   $      .05   $     .07

CUMULATIVE EFFECT ON PRIOR YEARS
  (TO DECEMBER 31, 1996) OF CHANGE
  IN REVENUE RECOGNITION METHOD   (Note 2)        (.07)
                                            ----------    ---------   ----------   ---------
                                            $      .14    $     .07   $      .05   $     .07
                                            ==========    =========   ==========   =========
PRO FORMA AMOUNTS ASSUMING THE NEW
  METHOD OF RECOGNIZING REVENUE IS
  APPLIED RETROACTIVELY (Note 2)

    Net Income.........................     $  942,000    $ 561,000   $  517,000   $ 481,000
    Net Income Per Common Share:
    Primary............................     $      .21    $     .05   $      .05   $     .06
    Fully Diluted......................     $      .20    $     .05   $      .05   $     .06


(1) See Item 1, restatement of prior period.

    See accompanying notes to condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)


CASH FLOWS --OPERATING ACTIVITIES:                             1997           1996
                                                               ----           ----
  Net income............................................  $   283,000     $  728,000 (1)
                                                          -----------     ----------
  Adjustments to reconcile net income to net
   cash provided by operating activities -
   Loss (Gain) on sale of assets........................     (313,000)       223,000
   Depreciation and amortization........................      691,000        811,000
   Provision for losses on receivables..................    1,139,000      2,225,000
   Cumulative effect of change in accounting principle..      659,000
   Change in assets and liabilities, net -
      Change in receivables.............................   (1,079,000)    (3,895,000)
      Change in deferred student tuition................    1,663,000      1,523,000
      Change in deferred income taxes...................   (1,097,000)       457,000
      Change in accrued income taxes....................     (380,000)      (468,000)
      Other changes in assets and liabilities, net......   (1,195,000)    (1,042,000)
                                                          -----------    -----------
          Total adjustments.............................       88,000       (166,000)
                                                          -----------    -----------
          Net operating activities......................      371,000        562,000
                                                          -----------    -----------

CASH FLOWS --INVESTING ACTIVITIES:

  Proceeds from asset sales.............................    1,025,000        929,000
  Capital expenditures..................................   (1,232,000)      (370,000)
                                                          -----------    -----------
          Net investing activities......................     (207,000)       559,000
                                                          -----------    -----------

CASH FLOWS --FINANCING ACTIVITIES:

  Class A Preferred stock redemption....................   (1,302,000)      (352,000)
  Class A Preferred stock dividend payments.............     (467,000)
  Principal payments on debt due CenCor.................   (2,819,000)    (1,482,000)
  Class B Preferred stock issued........................    1,500,000
  Subordinated debt issued to Cahill-Warnock............    3,500,000
  Stock options exercised...............................       13,000
                                                          -----------    -----------
          Net financing activities......................      425,000     (1,834,000)
                                                          -----------    -----------
               Net......................................      589,000       (713,000)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.................................    4,261,000      3,295,000
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD.......................................   $4,850,000     $2,582,000
                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest............................................     $225,000       $161,000
    Income taxes........................................      629,000        761,000

  Cash received during the period for:
    Interest............................................      329,000        299,000

(1) See Item 1, restatement of prior period.


      See accompanying notes to condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                  (unaudited)


                                                                     Capital
                                         Preferred     Common       in Excess       Accumulated     Treasury
                                           Stock        Stock         of Par          Deficit         Stock
                                         ---------    --------     -----------      -----------     ---------
BALANCE, December 31, 1996 (1).........  $ 26,000     $699,000     $ 7,736,000      $(1,628,000)    $(61,000)

  Class A Preferred Stock Redemption...   (26,000)                  (1,276,000)

  Class B Preferred Stock Issuance.....     6,000                    1,435,000

  Stock Options Exercised..............                 13,000

  Class A Preferred Dividend Payments..                                                (467,000)

  Class B Preferred Stock Accretion....                                 72,000          (72,000)

  Net Income...........................                                                 283,000
                                         --------     --------     -----------      -----------     --------

BALANCE, September 30, 1997              $  6,000     $712,000     $ 7,967,000      $(1,884,000)    $(61,000)
                                         ========     ========     ===========      ===========     =========

(1)  See Item 1, restatement of prior period.



    See accompanying notes to condensed consolidated financial statements.




          (The remainder of this page was left intentionally blank.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company owns and operates twelve proprietary postsecondary campuses that offer career education, primarily in the allied health field (the "Campuses"). The Company previously owned Person/Wolinsky Associates, which offered review courses for the CPA exam. The assets of Person/Wolinsky Associates were sold on August 2, 1996. In addition the Company sold the assets of its San Jose, California School in August 1996. The following table presents the revenue for the Campuses and the CPA Review Courses for the periods indicated. Revenues for 1997 are calculated on a pro rata basis. See Note 2 to the Condensed Consolidated Financial Statements. Amounts are in thousands.

                                         Nine Months          Three Months
                                     Ended September 30,   Ended September 30,
                                    --------------------  -------------------

                                      1997      1996 (1)    1997     1996 (1)
                                    -------     --------  --------   --------
Campuses........................    $27,922     $ 29,393    $9,319  $ 10,314

CPA Review Courses..............          4        1,227                   4
                                    -------     --------    ------  --------

      Total.....................    $27,926     $ 30,620    $9,319  $ 10,318
                                    =======     ========    ======  ========


     The following table presents the relative percentage of revenues derived from the Campuses and the CPA Review Courses and certain consolidated statement of operations items as a percentage of total revenue for periods indicated.


                                                          Nine Months              Three Months
                                                      Ended September 30,       Ended September 30,
                                                      -------------------       -------------------
                                                       1997        1996(1)       1997         1996(1)
                                                      ------      --------      ------       --------

Campuses............................................  100.0%       96.0%        100.0%      100.0%

CPA Review Courses..................................                4.0
                                                      -----       -----         -----       -----

Total...............................................  100.0       100.0         100.0       100.0
                                                      =====       =====         =====       =====

Operating expenses:

  Payroll costs.....................................   48.7        45.0          48.9        42.4
  Occupancy.........................................   12.9        11.8          12.6        10.6
  Instructional materials and supplies..............    7.9         8.2           9.1         6.2
  Advertising.......................................    8.8         7.2           9.8         7.6
  Other general & administrative....................   16.1        14.4          16.6        16.2

  Provision for uncollectible accounts..............    4.1         7.3           3.3        11.0
                                                      -----       -----         -----       -----
  Total.............................................   98.5        93.9         100.3        94.0

Operating income (loss).............................    1.5         6.1           (.3)        6.0
Interest expense....................................     .8         2.4            .5        (3.4)
                                                      -----       -----         -----       -----

Income (loss) before income taxes and gain on sale..     .7         3.7           (.8)        9.4

Gain (loss) on sale of assets.......................   (1.1)         .7                       2.2
                                                      -----       -----         -----       -----
Income (loss) before income taxes...................    1.8         3.0           (.8)        7.2

Provision (benefit) for income taxes................   (1.6)         .6          (6.3)        1.3
                                                      -----       -----         -----       -----

Income before cumulative effect of change in
        accounting principle........................    3.4         2.4           5.5         5.9

Cumulative effect in prior-years of change in
        revenue recognition method..................   (2.4)
                                                      -----       -----         -----       -----
Net Income .........................................    1.0%        2.4%          5.5%        5.9%
                                                      =====       =====         =====       =====

(1) See Item 1, restatement of prior period.

Results of Operations

                  QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO
                        QUARTER ENDED SEPTEMBER 30, 1996


     During the third quarter of 1997 the Company changed its method of recognizing revenue. Under the new method, tuition income is recognized pro rata over the period of the program. The Company previously used a method whereby a portion of tuition income was recognized in the month a student began attending classes to offset the costs incurred in obtaining new students. The remaining tuition was deferred and recognized over the term of the program.

     If the pro rata method of revenue recognition had not been applied during the third quarter of 1997, the results would have been as follows:

                                                      Three Months
                                                Ended September 30, 1997
                                              ----------------------------
                                               Pro Rata    Previous Method
                                              ----------   ---------------
Revenue....................................   $9,319,000      $9,736,000
Operating Income (Loss)....................      (19,000)        398,000
Income Before Cumulative Effect of
 Change in Revenue Recognition Method......      517,000         767,000

     Net income decreased $88,000 to $517,000 for the three months ended September 30, 1997 compared to $605,000 for the same period in 1996.

     During August 1996 the Company sold the assets of Person/Wolinsky Associates, which offered review courses for the CPA exam. In addition, the company sold the assets of its San Jose, California location in August 1996. The Company originally recognized a gain of $184,000 on both transactions. However, part of the sale of Person / Wolinsky included a non-compete agreement that was recorded by the Company as a financing transaction. The Company filed an amended Annual Report on Form 10-K/A on November 13, 1997. As a result of the restatement, the Company recorded a loss of $223,000 in the third quarter of 1996 on these sales.

     Total revenue decreased 9.7% or $999,000 to $9,319,000 for the three months ended September 30, 1997 compared to $10,318,000 for the same period in 1996. The change in revenue recognition accounted for $417,000 of the decrease. Also during August 1996 the Company sold the assets of the San Jose, California School. The Asset Sales accounted for a reduction of $267,000 in revenue for the three months ended September 30, 1997 compared to the same period in 1996. Student population from the twelve operating campuses decreased slightly which accounted for the remaining decrease of $315,000.

     Total operating expenses decreased $359,000 or 3.7% to $9,338,000 compared to $9,697,000 for the three months ended September 30, 1996. Operating expenses for remaining operations decreased $61,000 to $9,338,000 compared to $9,399,000 in 1996.

     Payroll increased $182,000 to $4,557,000 compared to $4,375,000 for the three months ending September 30, 1996. Payroll decreased $56,000 due to the Asset Sales. Remaining operations increased payroll $238,000 due to additional staff and upgrading the quality of staff and faculty.

     Occupancy increased $78,000 or 7.1% to $1,173,000 from $1,095,000 in 1996.
Occupancy decreased $31,000 due to the Asset Sales. The offsetting increase of $109,000 is primarily due to increased rent as the Company added additional space at several locations.

     Material and supplies increased $208,000 or 32.6% to $846,000 compared to $638,000 in 1996. The increase is primarily due to the timing of textbook expense.

     Advertising increased $131,000 or 16.7% to $914,000 from $783,000 in 1996.
The Asset Sales resulted in a decrease of $45,000. The resulting increase of $176,000 is due to additional newspaper, television, and direct mail advertising.

     General and administrative expenses decreased $126,000 or 7.5% to $1,544,000 from $1,670,000 in 1996. The Asset Sales accounted for a decrease of $32,000. The remaining decrease of $94,000 is primarily due to decreased professional fees.

     In the third quarter of 1996, the Company increased its reserve for bad debts by approximately $559,000 due to the large number of student notes being collected at the Campuses instead of a professional note servicer. The Company subsequently adopted a policy that all new student notes would be serviced by a note servicer, which has resulted in a better collection rate. As a result, the 1997 provision for uncollectable accounts of $304,000 is $832,000 lower than the $1,136,000 recorded in 1996.

     Interest expense on the Company's subordinated debt was $48,000 in 1997. In 1996, the interest expense was a negative $344,000, which was the result of reducing an interest accrual due to CenCor, Inc. by $422,000. The interest accrual fluctuated according to changes in the Company's stock price.

     As a result of the resolution of outstanding issues relating to tax years 1988 through 1992, the Company recorded a favorable adjustment of approximately $550,000 in its tax contingencies. This resulted in a net tax benefit of $584,000 compared to a provision of $137,000 in 1996. (See Note 3 to the Condensed Consolidated Financial Statements.)

     Primary earnings per weighted average common and common share equivalent
(EPS) was $0.05 for the three-months ended September 30, 1997 and $0.07 for the same period in 1996. Primary EPS is shown after a reduction for preferred stock dividends of $32,000 and an addition of $27,000 for convertible debt interest in 1997 and a reduction of $50,000 for preferred stock dividends in 1996.

            (The remainder of this page left intentionally blank.)

                NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


     The non-recurring events discussed in the three-month comparative financial results also apply to the year-to-date discussion. These events include the sale of assets during the third quarter of 1996 and the change in accounting method for revenue recognition and the tax contingency adjustment during the third quarter of 1997.

     If the pro rata method of revenue recognition had not been applied, the results would have been as follows:

                                                           Nine Months
                                                   Ended September 30, 1997
                                                   ------------------------
                                                  Pro Rata    Previous Method
                                                ------------  ---------------
Revenue.......................................   $27,926,000      $28,337,000
Operating Income..............................       444,000          855,000
Income Before Cumulative Effect of Change
 in accounting principle......................       942,000        1,186,000
Net Income....................................       283,000        1,186,000


     Net income decreased $445,000 to $283,000 for the nine months ended September 30, 1997 compared to $728,000 for the same period in 1996. The change in revenue recognition decreased net income by $903,000, while the tax contingency adjustment resulted in a year-to-date benefit of $650,000.

     Total revenue decreased 8.8% or $2,694,000 to $27,926,000 for the nine months ended September 30, 1997 compared to $30,620,000 for the same period in 1996. The change in revenue recognition accounted for $411,000 of the decrease. The Asset Sales accounted for a reduction of $2,224,000 in revenue compared to 1996. The remaining decrease is due to a slight decrease in student population compared to 1996.

     Total operating expenses decreased $1,266,000 or 4.4% to $27,482,000 compared to $28,748,000 for the nine months ended September 30, 1996. Operating expenses for remaining operations increased $1,181,000 or 4.5% to $27,469,000 from $26,288,000 in 1996.

     Payroll decreased $199,000 or 1.4% to $13,590,000 compared to $13,789,000 in 1996. Payroll decreased $1,063,000 as a result of the Asset Sales. The $864,000 offsetting increase is due to higher salaries and increased staff.

     Occupancy decreased $27,000 to $3,600,000 from $3,627,000 in 1996.
Occupancy decreased $461,000 due to the Asset Sales. Rent expense increased $320,000 compared to 1996 as the Company increased space at several locations and incurred additional rent for the North Hollywood location. The remaining increase of $114,000 is due to additional utilities and insurance expense.

     Material and supplies decreased $303,000 or 12.1% to $2,197,000 compared to $2,500,000 in 1996. The Asset Sales accounted for $383,000 of the decrease. The offsetting increase of $80,000 was due to increased textbook expense.

     Advertising increased $254,000 or 11.5% to $2,462,000 from $2,208,000 in
1996. The Asset Sales resulted in a decrease of $208,000. The resulting increase of $462,000 is due to increases in newspaper, television, and direct mail advertising.

     General and administrative expenses increased $95,000 or 2.2% to $4,494,000 from $4,399,000 in 1996. The Asset Sales accounted for a decrease of $207,000. The resulting increase of $302,000 is primarily due to increased professional fees, group health insurance, and costs related to the collection of the Company's notes due from students.

     Bad debt expense decreased $1,086,000 or 48.8% to $1,139,000 from $2,225,000 in 1996. The majority of this decrease is due to the Company increasing the provision for bad debts by approximately $559,000 in the third quarter of 1996. This increase was due to a large number of notes being collected by the campuses instead of a professional note servicer. In the fourth quarter of 1996, the Company adopted a policy that all new students be serviced by a professional servicing agency which has resulted in a better collection rate and accounts for the decrease in the provision for bad debt.

                NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO

                      NINE MONTHS ENDED SEPTEMBER 30, 1996



     Interest expense decreased $513,000 to $230,000 from $743,000 in 1996. During 1996, interest expenses included an accrual for interest due CenCor that was based on the Company's stock price.

     The gain from the sale of the Company's Michigan property sale was $313,000 before any tax effect. During 1996 the Company recorded a loss of $223,000 on the sale of assets from Person/Wolinsky and the San Jose, California Campus.
See further discussion in "Liquidity and Capital Resources."

     In 1997, a tax benefit of $415,000 was recorded compared to a provision of $178,000, an effective tax rate of 25.0% in 1996. The tax benefit in 1997 resulted from an adjustment of $650,000 to the Company's tax contingencies. (See Note 3 to the Condensed Consolidated Financial Statements.)



     Primary EPS was $0.15 for the nine-months ended September 30, 1997 and $0.07 for the same period in 1996. Primary EPS is shown after a reduction for preferred stock dividends of $100,000 and additions of $64,000 for convertible debt interest and $1,210,000 for the Class A preferred stock redemption in 1997 and a reduction of $169,000 for preferred stock dividends in 1996. Fully diluted EPS was $0.14 for the nine-months ended September 30, 1997 and $0.07 for the same period in 1996. Fully diluted EPS is shown after a reduction for preferred stock dividends of $28,000 and additions of $64,000 for convertible debt interest and $1,210,000 for the Class A Preferred Stock Redemption in 1997 and a reduction of $169,000 for preferred stock dividends in 1996.



             (The remainder of this page left intentionally blank.)

Liquidity and Capital Resources

CenCor, Inc. Agreement

     The Restructuring Agreement between the Company and CenCor was effective for the period between October 30, 1992 and February 25, 1997. See the Company's 1996 Annual Report on Form 10-K for additional information concerning transactions related to this agreement and the Refinancing on February 25, 1997 which information is incorporated herein by reference. At September 30, 1997 the remaining commitment related to written off receivables was $87,000.

Bank Financing

     In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. This facility expires on April 30, 1998. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. At September 30, 1997 the Company had not borrowed any funds against the new bank line of credit.

Cash Flows and Other


     Net cash provided by operating activities decreased to $371,000 for the nine months ended September 30, 1997 compared to $562,000 during the same period in 1996. Net receivables after provision for losses on receivables increased $1,079,000 in 1997 compared to an increase of $3,895,000 in 1996. Deferred student tuition increased in 1997 by $1,663,000 compared to an increase of $1,523,000 in 1996.

     Capital expenditures for the nine months ended September 30, 1997 were $1,232,000 compared to $370,000 in 1996. Year to date expenditures were primarily for additional classroom equipment and leasehold improvements. The Company moved its North Hollywood, California School to a new location on July 28, 1997. The new building provides a much-improved facility with better access and additional space for new programs. At September 30, 1997 the Company had paid approximately $924,000 toward equipment and improvements at the North Hollywood Campus.

     The San Diego Campus was notified in September that it was no longer eligible to participate in the Family Federal Education Loan (the "FFEL") Program. The Campus did not maintain loan eligibility because its Cohort Default Rates for three consecutive published years were not below 25%. In anticipation of the loss of the FFEL Program, the Campus had previously arranged alternative sources of financing for its students. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and alternative sources of student loans. The San Diego Campus enrolls approximately 7 percent of the Company's total student population as of September 30, 1997. The Company is uncertain if enrollment at the San Diego Campus will materially change.

Contingencies

     In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. The Company is cooperating with the FTC to the fullest extent possible, and believes it has not engaged in any activity that would violate FTC regulations. The Company believes the inquiry is one of several being conducted by the FTC pertaining to vocational postsecondary training institutions. There is not sufficient information available at this stage to determine the financial impact on the Company, if any.

     The Company generally relies on the availability of various federal and state student financial aid programs to provide funding for the students attending the Campuses. The Company also relies on the availability of lending institutions willing to participate in these programs and to grant loans to these students. If all of the Campuses would be limited, suspended or terminated from participation in the federal or state student financial aid programs, or if lending institutions withdrew access to student loans, the Company's continuing operations would be in doubt.

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These cases were dismissed by the plaintiffs; however, over time three others were filed seeking similar relief on behalf of a total of 95 plaintiffs. See Part II "Legal Proceedings".

     The Company's campuses received their official published 1994 Cohort Default Rates (the "CDR") from the United States Department of Education (the "ED"), and the results of their erroneous data and servicing appeals. Except for the San Diego, California Campus, all of the Company's campuses have 1994 default rates less than 25 percent, and are therefore eligible to continue participating in the FFEL program. See discussion in Item 2, cash flows and others.

     In 1991, ED notified the Company that the Southern Career Institute (the "SCI"), a proprietary, post-secondary vocational home study school acquired through a wholly owned subsidiary in 1990, was ineligible to participate in federal student financial assistance programs. The Company subsequently received notices requesting payments to ED of approximately $2.7 million relating to student financial assistance funds disbursed between June and November 1990. See the Company's 1996 Annual Report on Form 10-K/A, Item 7 "Contingencies" incorporated herein by reference. In September 1997, ED again sent notices to the Company requesting payment. The Company responded by restating its offer to settle for the amount in the SCI bank account which is currently $30,000 and requested an opportunity to review documents and for a hearing. The Company has been informed verbally that ED is in the process of reviewing this matter.



            (The remainder of this page left intentionally blank.)

  New Accounting Standards


     Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128) was issued in February 1997, effective for financial statements for interim and annual periods ending after December 15, 1997. The statement specifies the computation, presentation, and disclosure requirements for earnings per share. The statement requires the computation of earnings per share be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). SFAS 128 requires the Company to present basic and diluted per share amounts for income from continuing operations and for net income on the face of the income statement.

     Although early adoption of SFAS 128 is not permitted, pro forma earnings per share amounts may be disclosed. Accordingly, if the Company's earnings per share had been computed in accordance with SFAS 128 for the three and nine months ended September 30, 1997 and 1996, pro forma earnings per share would have been as follows:

                                                         Basic                    Diluted
                                                      Three Months              Three Months
                                                   Ended September 30,       Ended September 30,
                                                   -------------------       -------------------
                                                   1997           1996      1997            1996
                                                   ----           ----      ----            ----

Pro Forma Earnings Per Share:

Income before cumulative effect of change
  in accounting principle.................         $.07           $.08      $.05            $.07

Cumulative effect on prior years
  (to December 31, 1996)..................
                                                   ----           ----      ----            ----
Net income.................................         .07            .08       .05             .07
                                                   ====           ====      ====            ====

                                                         Basic                    Diluted
                                                      Nine Months               Nine Months
                                                   Ended September 30,       Ended September 30,
                                                   -------------------       -------------------
                                                   1997           1996      1997            1996
                                                   ----           ----      ----            ----
Pro Forma Earnings Per Share:

Income before cumulative effect of change
   in accounting principle.................        $.29           $.08       $.20           $.07

Cumulative effect on prior years
   (to December 31, 1996)..................        (.09)                     (.06)
                                                   ----           ----       ----           ----

Net income.................................        $.20           $.08       $.14           $.07
                                                   ====           ====       ====           ====


             (The remainder of this page left intentionally blank.)

     PART II -- OTHER INFORMATION

Item  1.   Legal Proceedings
           -----------------

Other


     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These cases were dismissed by the plaintiffs; however, over time, three others were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action has been attempted; however, the plaintiffs' motion for class certification was denied on April 18, 1997. On May 19, 1997, the purported class representative appealed the order denying certification of the class. The purported class representative and the Company have filed all appropriate appellate briefs, the last on being filed on October 15, 1997. During the attempted certification, action on the other two cases has been stayed. The plaintiffs seek unspecified monetary damages. The Company believes these suits are without merit, and will continue to strongly defend against them vigorously. See the Company's 1996 Annual Report on Form 10-K/A Item 7 -- "Contingencies", incorporated by reference.

     The Company has other litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

     In September 1997, the FTC notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. See Part I -- "Contingencies".



Item 2.  Change in Securities -- None
         -----------------------------

Item 3.  Defaults upon Senior Securities -- None
         -------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders -- None
         ------------------------------------------------------------

Item 5.  Other Information -- None
         --------------------------

Item 6.  Exhibits
         --------

         11    Computation of per share earnings

         18    Independent Accountants' Preferability Letter

         27    Financial Data Schedule

         .     No Reports on Form 8-K were filed during the period.



             (The remainder of this page left intentionally blank.)

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CONCORDE CAREER COLLEGES, INC.


                                DATED:   November 18, 1997

                                By:  /s/ Robert R. Roehrich
                                   ------------------------------------------
                                   Robert R. Roehrich, Chief Executive Officer


                                By:  /s/ Gregg Gimlin
                                   ------------------------------------------
                                   Gregg Gimlin, Chief Financial Officer






           (The remainder of this page was left intentionally blank.)