Form 10-Q/A
period 1997-03-31
CONCORDE CAREER COLLEGES INC
filed 1997-12-03
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

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

                        CONCORDE CAREER COLLEGES, INC.
                                 First Amended
                                  Form 10-Q/A
                       Three Months Ended March 31, 1997


                                     INDEX

                       PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1.  Financial Statements
         Notes to Condensed Consolidated Financial Statements
                Note 1..................................................    1
                Note 2..................................................    2
                Note 3..................................................    2
                Note 4..................................................    3
         Condensed Consolidated Balance Sheets..........................  4,5
         Condensed Consolidated Statements of Operations................    6
         Condensed Consolidated Statements of Cash Flows................    7
         Consolidated Statement of Changes in Stockholders' Equity......    8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    9


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   15

Item 2.  Change in Securities...........................................   15

Item 3.  Defaults Upon Senior Securities................................   16

Item 4.  Submission of Matters to a Vote of Security Holders............   16

Item 5.  Other Information..............................................   16

Item 6.  Exhibits and Reports on Form 8-K...............................   16

Signatures..............................................................   17

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


Overview

     The discussion set forth below, as well as other portions of this Form 10-Q/A, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q/A. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Restatement of Prior Period

     The financial statements for the third and fourth quarters of 1996 and year ended December 31, 1996 have been restated to defer and recognize income from a non-compete agreement associated with the August 1996 sale of assets of Person/ Wolinsky Associates, Inc. over the ten-year term of the non-compete agreement. The effect of this restatement was to reduce net income and earnings per share in the third quarter and year ended December 31, 1996 by $257,000 and $243,000 and $.04 and $.03, respectively and to increase net income and earnings per share in the fourth quarter by $14,000 and $.01, respectively. During the third quarter of 1996, the Company originally reported in income, as a one-time benefit under the caption Gain on Sales of Assets, $407,000 representing the pre-tax net present value of the non-compete agreement. The Company accounted for the agreement in accordance with what it believed was its substance--ten-year seller financing. In the third quarter of 1997, the United States Securities and Exchange Commission (the "SEC") notified the Company that it would require the legal form of the agreement to prevail and that income from the non-compete agreement should be deferred and recorded in income over the term of the agreement. The Company accepted the SEC's determination. Payments under the agreement are due in ten equal annual installments of $75,000 each, commencing on December 15, 1996. The 1996 payment was received as scheduled. Accretion of the present value amount to the cash amount due under the agreement is being made on the interest method. Refer to the Company's amended 1996 Annual Report on Form 10K/A, filed November 14, 1997.

Restatement of Earning Per Share

     During the third quarter of 1997, the company restated its earnings per share calculations for the three months ended March 31, 1997 to add to income available for common shareholders, $1,210,000 which represents the excess of the carrying value of the preferred stock over the amount of cash paid to the holder of the preferred stock retired on February 25, 1997 (See the Company's annual report on Form 10-K/A for a full description of the refinancing). This restatement increased primary earnings per share and fully diluted earnings per share by $.13 for the three months ended March 31, 1997 from the previously reported amounts.

Accounting Change

     As described in Note 2, during the third quarter of 1997, the Company changed its method of recognizing revenue.

Notes to Financial Statements

Note 1:

     The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K that was filed by the Company with the Commission on March 31, 1997 and the amended Form 10K/A referred to above.

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

     The Company has litigation pending which arose in the normal course of business. See further discussion in "Contingencies" and "Legal Proceedings."

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

     The effect of both the cumulative change for prior years and the change for the three months ended March 31, 1997 was to decrease net income after cumulative change in accounting principle by $695,000 ($0.08 per share). The cumulative effect on income of the change on prior years (after reduction for income taxes of $421,000) was a reduction of $659,000. The effect of the change on the three months ended March 31, 1997 was to decrease income before cumulative effect of a change in accounting principle by $36,000 ($0.00 per share).

     The effects of the change in the accounting for tuition revenue, restatement of the non-compete agreement, and the restatement of earnings per share calculated for the preferred stock redemption, as described above on the first quarter of 1997 are as follows:

                                                                    Three Months Ended
                                                                    ------------------
                                                                      March 31, 1997
                                                                      --------------
Net income as originally reported                                        $ 505,000

Effect of restatement of non-compete agreement                              11,000

Effect of change in revenue recognition method                             (36,000)
                                                                         ---------

Income before cumulative effect of a change in
 Accounting principle                                                      480,000

Cumulative effect on prior years (to December
 31, 1996) of change in revenue recognition
 method                                                                   (659,000)
                                                                         ---------
Net loss as restated                                                     $(179,000)
                                                                         =========



----------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                         March 31, 1997
                                                                                         --------------
----------------------------------------------------------------------------------------------------------------------------
                                                                            Primary                        Fully Diluted
                                                                            -------                        -------------
----------------------------------------------------------------------------------------------------------------------------
Per share amounts:
----------------------------------------------------------------------------------------------------------------------------
   Net income as originally reported                                         $ .06                               $.05
----------------------------------------------------------------------------------------------------------------------------
   Effect of restatement of non-compete
     agreement                                                                 .00                                .00
----------------------------------------------------------------------------------------------------------------------------
   Effect of change in revenue recognition
     method                                                                    .00                                .00
                                                                             -----                               ----
----------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of a
     change in accounting principle                                            .06                                .05
----------------------------------------------------------------------------------------------------------------------------
   Cumulative effect on prior years (to
     December 31, 1996) of change in revenue
     recognition method                                                       (.08)                              (.07)
-----------------------------------------------------------------------------------------------------------------------------
   Restatement of earnings per share                                           .13                                .13
                                                                             -----                               ----
-----------------------------------------------------------------------------------------------------------------------------
   Net loss as restated                                                      $ .11                               $.11
                                                                             =====                               ====
----------------------------------------------------------------------------------------------------------------------------

Note 3:
------

     The effect of the restatement of the non-compete agreement and change in method of recognizing tuition revenue for the three months ended March 31, 1997 are shown below: Amounts are in thousands.

                                                                                As Originally
                                                                                  Reported                      Restated
                                                                                  --------                      --------
Accounts receivable                                                                $14,709                      $14,722
Total current assets                                                                23,691                       23,704
Total assets                                                                        28,862                       28,875
Deferred student tuition                                                            14,210                       15,352
Current income taxes                                                                   254                          102
Other long-term liabilities                                                              0                          379
Deferred income taxes                                                                  429                            0
Accumulated deficit                                                                 (1,347)                      (2,284)
Total liabilities & stockholders' equity                                            28,862                       28,875
Total stockholders' equity                                                           7,251                        6,324

Student tuition and other revenue                                                    9,431                        9,388
Operating income                                                                       524                          481
Income before income taxes and gain on sale of assets                                  388                          345
Income before income taxes                                                             701                          658
Provision for income taxes                                                             196                          178
Income before cumulative effect of change in accounting principle                      505                          480
Cumulative effect on prior years (to December 31, 1996) of change
in revenue recognition method                                                            0                         (659)
Net income (loss)                                                                  $   505                      $  (179)

Note 4:
------

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

Note 5:
------

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

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (Unaudited)

                                    ASSETS

                                                      March 31,     December 31,
                                                        1997            1996
                                                     -----------    ------------
                                                     (Restated)      (Restated)

CURRENT ASSETS:
  Cash and cash equivalents........................  $ 5,284,000    $ 4,261,000
  Net receivables
    Accounts receivable............................   14,722,000     16,756,000
    Notes receivable...............................    3,673,000      4,392,000
    Allowance for uncollectible accounts...........   (1,614,000)    (1,645,000)
                                                     -----------    -----------
                                                      16,781,000     19,503,000

  Deferred income taxes............................      916,000        916,000
  Supplies and prepaid expenses....................      723,000        732,000
                                                     -----------    -----------
      Total current assets.........................   23,704,000     25,412,000


FIXED ASSETS, NET:.................................    2,184,000      2,539,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $1,863,000 at
  March 31, 1997 and $1,820,000 at December 31,
  1996, respectively...............................      725,000        768,000

OTHER ASSETS:
  Long-term notes receivable.......................    3,035,000      3,001,000
  Allowance for uncollectible notes................   (1,171,000)    (1,243,000)
  Other............................................      398,000        390,000
                                                     -----------    -----------
      Total other assets...........................    2,262,000      2,148,000
                                                     -----------    -----------
                                                     $28,875,000    $30,867,000
                                                     ===========    ===========

          See accompanying notes to condensed consolidated statements.

                         CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      March 31,        December 31,
                                                                                        1997              1996
                                                                                      ---------        ------------
                                                                                     (Restated)         (Restated)
CURRENT LIABILITIES:

  Deferred student tuition...................................................        $15,352,000        $16,572,000
  Current debt due related party.............................................                               400,000
  Accrued salaries and wages.................................................            719,000            862,000
  Current income taxes payable...............................................            102,000            439,000
  Accounts payable and other accrued liabilities.............................          2,499,000          2,731,000
                                                                                     -----------        -----------
          Total current liabilities..........................................         18,672,000         21,004,000

OTHER LONG-TERM LIABILITIES..................................................            379,000            385,000

DEFERRED INCOME TAXES........................................................                               287,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CENCOR...............................                             2,419,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK.......................          3,500,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:

  Preferred Stock, ($.10 par value, 600,000 shares authorized)
     Class A, 260,385 shares issued and outstanding..........................                                26,000
     Class B, 55,147 shares issued and outstanding...........................              6,000

  Common stock, $.10 par value, 19,400,000 shares
  authorized, 6,993,376 shares issued and 6,966,576 shares outstanding.......            699,000            699,000


  Capital in excess of par...................................................          7,964,000          7,736,000
  Accumulated deficit........................................................         (2,284,000)        (1,628,000)
  Less-treasury stock, 26,800 shares, at cost................................            (61,000)           (61,000)
                                                                                     -----------        -----------
      Total stockholders' equity.............................................          6,324,000          6,772,000
                                                                                     -----------        -----------

                                                                                     $28,875,000        $30,867,000
                                                                                     ===========        ===========

          See accompanying notes to condensed consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                Ended March 31,
                                                           1997 (1)             1996
                                                           --------             ----
STUDENT TUITION AND

  OTHER REVENUE:.....................................     $9,388,000        $11,032,000
                                                          ----------        -----------
OPERATING EXPENSES:
  Payroll costs......................................      4,465,000          4,924,000
  Occupancy..........................................      1,203,000          1,349,000
  Instructional materials and supplies...............        639,000          1,071,000
  Advertising........................................        747,000            711,000
  Other general and administrative...................      1,377,000          1,454,000
  Provision for uncollectible accounts...............        476,000            522,000
                                                          ----------        -----------
        Total operating expenses.....................      8,907,000         10,031,000
                                                          ----------        -----------
OPERATING INCOME.....................................        481,000          1,001,000

INTEREST EXPENSE.....................................        136,000            270,000
                                                          ----------        -----------
INCOME BEFORE INCOME TAXES
 AND GAIN ON SALE....................................        345,000            731,000

GAIN ON SALE OF ASSETS...............................        313,000
                                                          ----------        -----------
INCOME BEFORE INCOME TAXES...........................        658,000            731,000

PROVISION FOR INCOME TAXES...........................        178,000            183,000
                                                          ----------        -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE...........................        480,000            548,000

CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31,
   1996) OF CHANGE IN REVENUE RECOGNITION
   METHOD (NOTE 2)...................................       (659,000)
                                                          ----------        -----------
NET INCOME...........................................     $ (179,000)       $   548,000
                                                          ==========        ===========

                                                          (Continued)

          See accompanying notes to condensed consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                        Three Months
                                                                       Ended March 31,
                                                                  -------------------------

                                                                   1997 (1)             1996
                                                                   --------             ----
WEIGHTED AVERAGE COMMON AND
  COMMON SHARE EQUIVALENTS
  OUTSTANDING
      Primary...........................................           8,864,000          7,645,000
                                                                  ==========        ===========
      Fully Diluted.....................................           9,308,000          7,867,000
                                                                  ==========        ===========

AMOUNTS PER COMMON SHARE:  PRIMARY

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE........................            $  .19             $  .06

CUMULATIVE EFFECT ON PRIOR YEARS (TO
  DECEMBER 31, 1996) OF CHANGE IN
  REVENUE RECOGNITION METHOD (Note 2)...................              (.08)
                                                                    ------             ------
  Net Income............................................            $  .11             $  .06
                                                                    ======             ======

AMOUNTS PER COMMON SHARE:  FULLY DILUTED

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE........................            $  .18             $  .06

CUMULATIVE EFFECT ON PRIOR YEARS
  (TO DECEMBER 31, 1996) OF CHANGE
  IN REVENUE RECOGNITION METHODS (Note 2)...............              (.07)
                                                                    ------             ------
  Net Income............................................            $  .11             $  .06
                                                                    ======             ======


          (1) Restated

              See accompanying notes to condensed consolidated statements.

              (The remainder of this page left intentionally blank.)



                                 7
<>

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)

                                                                         1997                  1996
                                                                         ----                  ----
                                                                      (Restated)
CASH FLOWS--OPERATING ACTIVITIES:
  Net income................................................         $  (179,000)           $  548,000
  Adjustments to reconcile net income to net
    cash provided by operating activities -
     Gain on sale of assets.................................            (313,000)
     Depreciation and amortization..........................             232,000               271,000
     Provision for losses on accounts receivable............             476,000               522,000
     Cumulative effect of change in accounting principle...              659,000
     Change in assets and liabilities, net  -
         Change in receivables..............................           1,840,000              (626,000)
         Change in deferred student tuition.................          (1,220,000)               31,000
         Change in deferred income taxes....................            (287,000)             (181,000)
         Change in accrued income taxes.....................            (337,000)
         Other changes in assets and liabilities, net.......          (1,095,000)              446,000
                                                                     -----------            ----------
              Total adjustments.............................             (45,000)              463,000
                                                                     -----------            ----------
              Net operating activities......................            (224,000)            1,011,000

CASH FLOWS--INVESTING ACTIVITIES:
  Proceeds from sale........................................           1,025,000
  Capital expenditures......................................            (190,000)              (60,000)
                                                                     -----------            ----------
              Net investing activities......................             835,000               (60,000)
                                                                     -----------            ----------

CASH FLOWS--FINANCING ACTIVITIES:
  Class A Preferred stock redemption........................          (1,302,000)
  Class A Preferred stock dividend payments.................            (467,000)
  Principal payments on debt due CenCor.....................          (2,819,000)             (681,000)
  Class B Preferred stock issued............................           1,500,000
  Subordinated debt issued to Cahill-Warnock................           3,500,000
                                                                     -----------            ----------
              Net financing activities......................             412,000              (681,000)
                                                                     -----------            ----------
              Net increase in cash & cash equivalents.......           1,023,000               270,000

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD....................................           4,261,000             3,295,000
                                                                     -----------            ----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD..........................................         $ 5,284,000            $3,565,000
                                                                     ===========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................         $   132,000            $   22,000
    Income taxes............................................             379,000

  Cash received during the period for:
     Interest...............................................             102,000                70,000



          See accompanying notes to condensed consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (unaudited)


                                                                             Capital
                                              Preferred         Common      in Excess    Accumulated    Treasury
                                                Stock           Stock         of Par       Deficit       Stock
                                              ---------         ------      ---------    -----------    --------

BALANCE, December 31, 1996.............        $ 26,000         $699,000   $ 7,736,000   $(1,628,000)   $(61,000)

  Class A Preferred Stock Redemption...         (26,000)                    (1,276,000)

  Class B Preferred Stock Issuance.....           6,000                      1,494,000

  Class B Preferred Stock Accretion....                                         10,000       (10,000)

  Net Loss.............................                                                     (179,000)

  Class A Preferred Dividend Payments..                                                     (467,000)
                                               --------         --------   -----------   -----------    --------
BALANCE, March 31, 1997................        $  6,000         $699,000   $ 7,964,000   $(2,284,000)   $(61,000)
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

                                                        Three Months
                                                       Ended March 31,
                                                       ---------------
                                                        1997     1996
                                                        ----     ----

Resident Schools...................................... $9,388   $ 9,850
CPA Review Courses....................................            1,182
                                                       ------   -------
     Total............................................ $9,388   $11,032
                                                       ======   =======

     The following table presents the relative percentage of revenues derived from the Resident Schools and the CPA Review Courses and certain consolidated statement of earning items as a percentage of total revenue for periods indicated.


                                                         Three Months
                                                        Ended March 31,
                                                        ---------------
                                                         1997     1996
                                                         ----     ----

Allied Health & Computer Schools......................  100.0%    89.3%
CPA Review Courses....................................            10.7
                                                                 -----
Total.................................................  100.0    100.0
                                                        =====    =====

Operating expenses:
  Payroll costs.......................................   47.6     44.6
  Occupancy...........................................   12.8     12.2
  Instructional materials and supplies................    6.8      9.7
  Advertising.........................................    8.0      6.5
  Other general and administrative....................   14.7     13.2
  Provision for uncollectible accounts................    5.0      4.7
                                                        -----    -----
  Total operating expenses............................   94.9     90.9

Operating income......................................    5.1      9.1

Interest expense......................................    1.4      2.4
                                                        -----    -----
Income before income taxes and gain on sale...........    3.7      6.7

Gain on sale of assets................................    3.3
                                                        -----    -----
Income before income taxes............................    7.0      6.7

Provision for income taxes............................    1.9      1.7
                                                        -----    -----
Income before cumulative effect of accounting change..    5.1      5.0

Cumulative effect of accounting change................   (7.0)
                                                        -----    -----
Net Income (loss).....................................   (1.9%)    5.0%
                                                        =====    =====

           (The remainder of this page was left intentionally blank.)

Results of Operations




                   QUARTER ENDED MARCH 31, 1997 COMPARED TO
                         QUARTER ENDED MARCH 31, 1996




     The Company incurred a net loss of $179,000 for the three months ended March 1997 compared to net income of $548,000 for the same period in 1996. The Company benefited from a $313,000 gain from the sale of its Michigan building in January 1997. The cumulative effect of the revenue recognition change was a decrease of net income by $659,000, see Note 2 to the condensed consolidated financial statements.

     Total revenue decreased 14.9% or $1,644,000 to $9,388,000 for the three months ended March 31, 1997 compared to $11,032,000 for the same period in 1996. During August 1996 the Company sold the assets of the San Jose, California Campus. In addition the Company sold the assets of Person/Wolinsky Associates, which offered review courses for the CPA exam. These sales, collectively the "Asset Sales," accounted for a reduction of $1,644,000 in revenue compared to 1996. Revenue from the twelve operating schools increased slightly from a modest price increase in 1996. Student population at the twelve schools remained flat compared to 1996.

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

     In 1997, a tax provision of $178,000 or 27.0% was recorded compared to $183,000 or 25.0% in 1996. This provision is a result of evaluating the Company's needs as it related to provision for assessment of taxes. During future evaluation the provision for assessment of taxes may increase or decrease the overall provision for income taxes.

     Primary weighted average common and common share equivalents outstanding increased to 8,864,000 from 7,645,000.

This increase is due to the dilutive effect of the Company's warrants and incentive stock option plan. Primary earnings per weighted average common and common share equivalent (EPS) was $0.11 and $0.06 at March 31, 1997 and 1996 respectively. Primary EPS is shown after addition of $1,210,000 for preferred stock, a reduction for preferred stock dividends of $38,000, an addition of $9,000 for convertible debt interest in 1997 and a reduction of $60,000 for preferred dividends in 1996. Dividends for the three months ending March 31, 1997 included $28,000 accrued dividends for Class A Preferred Stock and $10,000 imputed dividends for Class B Preferred Stock. Fully diluted earnings per weighted average common and common share equivalent was $0.11 and $0.06 at March 31, 1997 and 1996 respectively.


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

Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P., affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock. See "Part II Changes in Securities" for additional discussion.

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

Cash Flows and Other

     Net cash provided by operating activities decreased to $(224,000) for the three months ended March 31, 1997 from $1,011,000 during the same period in 1996. The decreased cash flow is directly attributed to less profitable operations, and the sale of Person/Wolinsky. Net receivables before bad debt charge off decreased by $1,840,000 in 1997 compared to an increase of $626,000 in 1996. Deferred student tuition decreased in 1997 by $1,220,000 compared to an increase of $31,000 in 1996.

     Capital expenditures in 1997 were $190,000 compared to $60,000 in 1996.
For both periods, expenditures were primarily for additional classroom equipment and leasehold improvements. The Company received approximately $725,000 from the sale of the Michigan land and building and $300,000 from the San Jose sale. Financing activities increased cash $412,000 in 1997 as the Company retired the outstanding debt and preferred stock due CenCor, Inc. and received cash from the issuance of new debentures and preferred stock.

     The Company is moving its North Hollywood, California Campus to a new location during 1997. The Company has entered into a lease agreement for a new building, which will provide a much-improved facility with better access, additional space for new programs, and additional parking. Leasehold improvements and new equipment will cost approximately $850,000.

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

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the

School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed, and these and additional former students have been added to another complaint which was filed in the Circuit Court, Fourth Judicial District, Duval County, Florida (Case 93-04005-CA). The latter case was served on August 26, 1993, and was amended to comprise 69 plaintiffs. Concorde Careers-Florida, Inc. doing business as ConCorde Career Institute in Jacksonville, Florida ("the Jacksonville School") a wholly owned subsidiary of the Company, filed various objections and motions, including Motions to Dismiss and Motions to Strike. After hearings, the trial court dismissed the lawsuit, but allowed the lawsuit to be amended on behalf of one plaintiff, and authorized the remaining plaintiffs to file individual suits if they so desired. The order of dismissal was appealed and reversed. During the appeal process, two additional suits making essentially the same claims were filed. In May 1995, plaintiffs requested permission to amend the complaint by the 69 plaintiffs to convert the case to a class action, which class would include the plaintiffs in all three cases. The Jacksonville School opposed the motion, and the proposed class action complaint was dismissed in August 1995, with permission to amend again. The amended class action complaint was filed in September 1995, and the Jacksonville School again moved to dismiss the complaint, and to strike portions from the complaint. The motion to dismiss was denied November 7, 1995; the motion to strike was granted in part and denied in part. The Jacksonville Campus has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues was completed in late Fall 1996. A two-day hearing to determine whether or not the class should be certified was conducted during mid-January 1997. The plaintiffs motion for class certification was denied on April 18, 1997. The plaintiffs may appeal this decision. The Company believes these suits are without merit, and will continue to defend against them vigorously.

     The San Bernardino, California School received its official published 1994 Cohort Default Rate ("CDR") in April 1997. The Company's other Schools received their official published 1994 Cohort Default Rates in January 1997. Three of the Company's Schools, Anaheim, San Bernardino, and San Diego, California, have official published Cohort Default Rates, which exceed 25% for three consecutive years. The 1994 published Cohort Default Rates have been appealed for all three Schools. On April 25, 1997 the San Diego Campus received notification that its 1994 CDR erroneous data appeal was processed. The 1994 CDR was lowered but still remains above 25%. The School continues to have a servicing appeal for its 1994 CDR pending. The Company believes that the 1994 Cohort Default Rates for the three Schools should be lowered below 25% through appeals, but it is possible that the ED will not agree. All three Schools could be in jeopardy of loss of loan eligibility if the Cohort Default Rates for one of the three consecutive years is not lowered, but in that event the Company may challenge the ED's rate determinations in the pending litigation filed in late 1992.

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

                                                    Basic         Fully Diluted
                                                    -----         -------------
                                                1997     1996     1997      1996
                                                ----     ----     ----      ----
Income before cumulative effect of change in
 accounting principle                            .24      .07      .18      .06
Cumulative effect on prior years (to December
 31, 1996) of change in revenue recognition
 method                                         (.10)     .00     (.07)     .00
                                                ----      ---     ----      ---
Net income                                       .14      .07      .11      .06

           (The remainder of this page was left intentionally blank.)

PART II -- OTHER INFORMATION


Item  1.   Legal Proceedings
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


Other

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. The Jacksonville Campus has answered the complaint, and filed numerous affirmative defenses. Discovery restricted to class certification issues was completed in late Fall 1996. A two-day hearing to determine whether or not the class should be certified was conducted during mid-January 1997. The plaintiffs motion for class certification was denied on April 18, 1997. The plaintiffs may appeal this decision. The Company believes these suits are without merit, and will continue to strongly defend against them vigorously. See "Contingencies" for additional discussion.

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


Item 3.  Defaults Upon Senior Securities --None
         --------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders --None
         ----------------------------------------------------------

Item 5.  Other Information --None
         ------------------------

Item 6.  Exhibits and Reports on Form 8-K-- None
         ---------------------------------------




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




                                DATED:   December 3, 1997


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