Form 10-Q/A
period 1997-06-30
CONCORDE CAREER COLLEGES INC
filed 1997-12-05
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter ended June 30, 1997           Commission File No. 0-16992
                      -------------                               -------



                        CONCORDE CAREER COLLEGES, INC.
-------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)



          Delaware                                        43-1440321
-------------------------------                --------------------------------
(State of other jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                  Number)


4th Floor, City Center Square
12th & Baltimore, P.O. Box 26610
Kansas City, Missouri                                            64196
-------------------------------------------------------------------------------
(Address of Principal Executive Office)                        (Zip Code)

Registrant's telephone number, including area code:   (816)  474-8002
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


As of August 1, 1997 Concorde Career Colleges, Inc. had 6,985,676 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.
                                 First Amended
                                  Form 10-Q/A
                        Six Months Ended June 30, 1997


                                     INDEX


                         PART I-FINANCIAL INFORMATION



Item 1.  Financial Statements                                             Page
                                                                          ----
         Notes to Condensed Consolidated Financial Statements
             Note 1......................................................   1
             Note 2......................................................   2
             Note 3......................................................   3
             Note 4......................................................   3
         Condensed Consolidated Balance Sheets...........................   4,5
         Condensed Consolidated Statements of Operations.................   6
         Condensed Consolidated Statements of Cash Flows.................   8
         Consolidated Statement of Changes in Stockholders' Equity.......   9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  10

                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  14

Item 2.  Change in Securities............................................  17

Item 3.  Defaults Upon Senior Securities.................................  17

Item 4.  Submission of Matters to a Vote of Security Holders.............  17

Item 5.  Other Information...............................................  17

Item 6.  Exhibits and Reports on Form 8-K................................  17

Signatures...............................................................  18


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For The Six Months Ended JUNE 30, 1997

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

Restatement of Prior Period

     The financial statements for the third and fourth quarters of 1996 and year ended December 31, 1996 have been restated to defer and recognize income from a non-compete agreement associated with the August 1996 sale of assets of Person / Wolinsky Associates, Inc. over the ten-year term of the non-compete agreement. The effect of this restatement was to reduce net income and earnings per share in the third quarter and year ended December 31, 1996 by $257,000 and $243,000 and $.04 and $.03, respectively and to increase net income and earnings per share in the fourth quarter by $14,000 and $.01, respectively. During the third quarter of 1996, the Company originally reported in income, as a one-time benefit under the caption Gain on Sales of Assets, $407,000 representing the pre-tax net present value of the non-compete agreement. The Company accounted for the agreement in accordance with what it believed was its substance ten year seller financing. In the third quarter of 1997, the United Securities and Exchange Commission ("the SEC") notified the Company that it would require the legal form of the agreement to prevail and that income from the non-compete agreement should be deferred and recorded in income over the term of the agreement. The Company accepted the SEC's determination. Payments under the agreement are due in ten equal annual installments of $75,000 each, commencing on December 15, 1996. The 1996 payment was received as scheduled. Accretion of the present value amount to the cash amount due under the agreement is being made on the interest method. Refer to the Company's amended Annual Report on Form 10-K/A, filed November 14, 1997.

Restatement of Earnings Per Share

     During the third quarter of 1997, the Company restated its earnings per share calculations for the three months ended March 31, 1997 and for the six months ended June 30, 1997 to add to income available for common shareholders, $1,210,000 which represents the excess of the carrying value of the preferred stock over the amount of cash paid to the holder of the preferred stock retired on February 25, 1997 (See the Company's annual report on Form 10-K/A for a full description of the refinancing). This restatement increased primary earnings per share and fully diluted earnings per share by $.13 and $.13, respectively for the three months ended March 31, 1997 and $.13 and $.12, respectively for the six months ended June 30, 1997 from the previously reported amounts.

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

     The effect of both the cumulative change for prior years and the change for the six months ended June 30, 1997 was to decrease net income after cumulative change in accounting principle by $653,000 ($0.07 per share). The cumulative effect on income of the change on prior years (after reduction for income taxes of $421,000) was a reduction of $659,000. The effect of the change on the six months ended June 30, 1997 was to increase income before cumulative effect of a change in accounting principle by $6,000 ($0.00 per share). The effect of the change on the three months ended June 30, 1997 was to increase net income by $42,000 ($0.01 per share).

     The effects of the change in the accounting for tuition revenue, the restatement of the non-compete agreement, and the restatement of the earnings per share calculation for the preferred stock redemption, as described above on the first and second quarters of 1997 are as follows:



             (The remainder of this page left intentionally blank.)

                                                                             Three Months Ended
                                                                             ------------------
                                                                March 31, 1997                  June 30, 1997
                                                                --------------                  -------------
Net income (loss) as originally reported                            $ 505,000                      $(109,000)

Effect of restatement of non-compete agreement                         11,000                         12,000

Effect of change in revenue recognition method                        (36,000)                        42,000
                                                                      -------                         ------

Income (loss) before cumulative effect of a
   change in accounting principle                                     480,000                        (55,000)

Cumulative effect on prior years (to December
   31, 1996) of change in revenue recognition
   method                                                            (659,000)
                                                                     --------                       --------
Net loss as restated                                                $(179,000)                      $(55,000)
                                                                     ========                       ========



                                                                                  Three Months Ended
                                                                                  ------------------
                                                                              Fully                                  Fully
                                                           Primary           Diluted            Primary             Diluted
                                                           -------           -------            -------             -------
Per share amounts:
   Net income (loss) as originally reported                  $.06               $.05              $(.02)              $(.02)
   Effect of restatement of non-compete
   agreement                                                  .00                .00                .00                 .00
   Effect of change in revenue recognition
   method                                                     .00                .00                .01                 .01
                                                              ---                ---                ---                 ---
   Income (loss) before cumulative effect of a
   change in accounting principle                             .06                .05               (.01)               (.01)
   Cumulative effect on prior years
   (to December 31, 1996) of change in
    revenue recognition method                               (.08)              (.07)
   Effect of preferred stock redemption                       .13                .13                .00                 .00
                                                              ---                ---                ---                 ---
   Net income (loss) as restated                             $.11               $.11              $(.01)              $(.01)
                                                             ====               ====              =====               =====

Note 3:
------

     The effect of the restatement of the non-compete agreement and change in method of recognizing tuition revenue for the three months ended June 30, 1997 are shown below. Amounts are in thousands.

                                                    As Originally
                                                      Reported         Restated
                                                      --------         --------
Accounts receivable                                   $ 15,601         $ 15,627
Deferred taxes                                             916            1,132
- Total current assets                                  24,808           25,050
Total assets                                            30,073           30,315
- Deferred student tuition                              15,025           16,098
   - Total current liabilities                          19,156           20,229
- Other Long-term liabilities                                0              373
- Deferred income taxes                                    331                0
- Accumulated deficit                                   (1,496)          (2,369)
   - Total stockholders equity                           7,086            6,213
Total liabilities & stockholders equity                 30,073           30,315

Six months ended June 30, 1997:
-------------------------------
Student tuition and other revenue                       18,563           18,608
Operating income                                           419              464
Income before income taxes and gain on sale of
  assets                                                   237              282
Income before income taxes                                 550              595
Provision for income taxes                                 154              170
Income before cumulative effect of change in
  accounting principle                                     396              425
Cumulative effect on prior years (to December 31,
  1996) of change in revenue recognition method              0             (659)
Net (loss) income                                          396             (234)

Three months ended June 30, 1997:
---------------------------------
Student tuition and other revenue                        9,132            9,220
Operating income                                          (105)             (17)
Income before income taxes and gain on sale of
  Assets                                                  (151)             (63)
Income before income taxes                                (151)             (63)
Provision for income taxes                                 (42)              (8)
Income before cumulative effect of change in
  accounting principle                                    (109)             (55)
Net loss                                              $   (109)        $    (55)

Note 4:
------

     Primary earnings per share is computed by deducting accrued and imputed preferred dividends from net income, adding the excess of the carrying value of the preferred stock retired over the amount of cash paid, and adding convertible subordinated debt interest net of income taxes (if dilutive) in order to determine net income attributable to common shareholders. This amount is then divided by weighted average number of common shares outstanding and common stock equivalents (if dilutive) arising from stock options for warrants assumed converted to common stock.

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

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                  (unaudited)


                                    ASSETS

                                                                         June 30,     December 31,
                                                                           1997           1996
                                                                       -----------    ------------
                                                                         Restated       Restated
CURRENT ASSETS:
    Cash and cash equivalents .....................................    $ 5,684,000     $ 4,261,000
    Net receivables
        Accounts receivable .......................................     15,627,000      16,756,000
        Notes receivable ..........................................      3,025,000       4,392,000
        Allowance for uncollectible accounts ......................     (1,416,000)     (1,645,000)
                                                                       -----------     -----------
                                                                        17,236,000      19,503,000

    Deferred income taxes .........................................      1,132,000         916,000
    Supplies and prepaid expenses .................................        998,000         732,000
                                                                       -----------     -----------
            Total current assets ..................................     25,050,000      25,412,000

FIXED ASSETS, NET: ................................................      2,392,000       2,539,000

INTANGIBLE ASSETS, NET
    less accumulated amortization of $1,052,000 at June 30, 1997
      and $1,820,000 at December 31, 1996, respectively ...........        681,000         768,000

OTHER ASSETS:
    Long-term notes receivable ....................................      2,834,000       3,001,000
    Allowance for uncollectible notes .............................     (1,058,000)     (1,243,000)
    Other .........................................................        416,000         390,000
                                                                       -----------     -----------
        Total other assets ........................................      2,192,000       2,148,000
                                                                       -----------     -----------
                                                                       $30,315,000     $30,867,000
                                                                       ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                  (unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30,     December 31,
                                                                           1997           1996
                                                                       -----------    ------------
                                                                        Restated        Restated
CURRENT LIABILITIES:
    Deferred student tuition ......................................    $16,098,000     $16,572,000
    Current debt due related party ................................                        400,000
    Accrued salaries and wages ....................................        840,000         862,000
    Current income taxes payable ..................................         99,000         439,000
    Accounts payable and other accrued liabilities ................      3,192,000       2,731,000
                                                                       -----------     -----------
        Total current liabilities .................................     20,229,000      21,004,000

OTHER LONG-TERM LIABILITY .........................................        373,000         385,000

DEFERRED INCOME TAXES .............................................                        287,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CENCOR ....................                      2,419,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK ............      3,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred Stock, ($.10 par value, 600,000 shares authorized)
        Class A, 260,385 shares issued and outstanding ............                         26,000
        Class B, 55,147 shares issued and outstanding .............          6,000

    Common stock, $.10 par value, 19,400,000 shares authorized,
        7,012,576 shares issued and 6,985,776 shares outstanding at
        June 30, 1997, 6,993,376 shares issued and 6,966,576 shares
        outstanding at December 31, 1996 ..........................        702,000         699,000

    Capital in excess of par ......................................      7,935,000       7,736,000

    Accumulated deficit ...........................................     (2,369,000)     (1,628,000)
    Less-treasury stock, 26,800 shares, at cost ...................        (61,000)        (61,000)
                                                                       -----------     -----------
        Total stockholders' equity ................................      6,213,000       6,772,000
                                                                       -----------     -----------
                                                                       $30,315,000     $30,867,000
                                                                       ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

               AND THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (unaudited)

                                                            Six Months Ended June 30,       Three Months Ended June 30,
                                                          ----------------------------      ---------------------------
                                                             1997(1)          1996             1997(1)         1996
                                                          -----------      -----------      ----------      ----------
STUDENT TUITION AND OTHER REVENUE ....................    $18,608,000      $20,302,000      $9,220,000      $9,270,000
                                                          -----------      -----------      ----------      ----------
OPERATING EXPENSES:
    Payroll costs ....................................      9,033,000        9,414,000       4,568,000       4,490,000
    Occupancy ........................................      2,427,000        2,532,000       1,224,000       1,183,000
    Instructional materials and supplies .............      1,351,000        1,862,000         712,000         791,000
    Advertising ......................................      1,548,000        1,425,000         801,000         714,000
    Other general and administrative .................      2,950,000        2,729,000       1,573,000       1,275,000
    Provision for uncollectible accounts .............        835,000        1,089,000         359,000         567,000
                                                          -----------      -----------      ----------      ----------
        Total operating expenses .....................     18,144,000       19,051,000       9,237,000       9,020,000
                                                          -----------      -----------      ----------      ----------
OPERATING INCOME (LOSS) ..............................        464,000        1,251,000         (17,000)        250,000
INTEREST EXPENSE .....................................        182,000        1,087,000          46,000         817,000
                                                          -----------      -----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES AND GAIN ON SALE ...        282,000          164,000         (63,000)       (567,000)
GAIN ON SALE OF ASSETS ...............................        313,000
                                                          -----------      -----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES ....................        595,000          164,000         (63,000)       (567,000)
PROVISION (BENEFIT) FOR INCOME TAXES .................        170,000           41,000          (8,000)       (142,000)
                                                          -----------      -----------      ----------      ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE ...............................        425,000          123,000         (55,000)       (425,000)
CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31,
  1996) OF CHANGE IN REVENUE RECOGNITION METHOD ......       (659,000)
                                                          -----------      -----------      ----------      ----------
NET INCOME (LOSS) ....................................    $  (234,000)     $   123,000      $  (55,000)     $ (425,000)
                                                          ===========      ===========      ==========      ==========

                                  (Continued)

(1)  Restated
                                       6

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

               AND THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (unaudited)

                                                          Six Months                    Three Months
                                                        Ended June 30,                 Ended June 30,
                                                   -------------------------      ------------------------
                                                      1997(1)        1996           1997(1)        1996
                                                   ----------      ---------      ---------      ---------
WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING
      Primary................................       9,664,000      7,712,000      6,997,000      7,752,000
                                                   ==========      =========      =========      =========
      Fully Diluted..........................      10,453,000      7,761,000      6,997,000      7,761,000
                                                   ==========      =========      =========      =========
AMOUNTS PER COMMON SHARE:  PRIMARY

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE...............      $      .17      $     .00      $    (.01)     $    (.06)

CUMULATIVE EFFECT ON PRIOR YEARS (TO
DECEMBER 31, 1996) OF CHANGE IN REVENUE
RECOGNITION METHOD (Note 2)..................            (.07)
                                                   ----------
  Net Income.................................      $      .10      $     .00      $    (.01)     $    (.06)
                                                   ==========      =========      =========      =========

AMOUNTS PER COMMON SHARE: FULLY DILUTED

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE...............      $      .15      $     .00      $    (.01)     $    (.06)

CUMULATIVE EFFECT ON PRIOR YEARS (TO
DECEMBER 31, 1996) OF CHANGE IN REVENUE
RECOGNITION METHOD (Note 2)..................            (.06)
                                                   ----------
  Net Income.................................      $      .09      $     .00      $    (.01)     $    (.06)
                                                   ==========      =========      =========      =========

     See accompanying notes to condensed consolidated financial statements.

(1)  Restated

                         CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (unaudited)

CASH FLOWS--OPERATING ACTIVITIES:                        1997         1996
                                                         ----         ----
 Net income.........................................  $ (234,000)  $  123,000
                                                      ----------   ----------
 Adjustments to reconcile net income to net
  cash provided by operating activities -
     Gain on sale of assets.........................    (313,000)
     Depreciation and amortization..................     461,000      547,000
     Provision for losses on receivables............     835,000    1,089,000
     Cumulative effect of change in accounting
       principle....................................     659,000

Change in assets and liabilities, net -
      Change in receivables.........................   1,414,000     (915,000)
      Change in deferred student tuition............    (474,000)     234,000
      Change in deferred income taxes...............    (503,000)    (251,000)
      Change in accrued income taxes................    (340,000)    (371,000)
      Other changes in assets and liabilities, net..    (938,000)      14,000
                                                      ----------   ----------

        Total adjustments...........................     801,000      347,000
                                                      ----------   ----------

        Net operating activities....................     567,000      470,000
                                                      ----------   ----------

CASH FLOWS--INVESTING ACTIVITIES:

 Proceeds from asset sales..........................   1,025,000
 Capital expenditures...............................    (584,000)    (188,000)
                                                      ----------   ----------

        Net investing activities....................     441,000     (188,000)
                                                      ----------   ----------

CASH FLOWS--FINANCING ACTIVITIES:

 Class A Preferred stock redemption.................  (1,302,000)
 Class A Preferred stock dividend payments..........    (467,000)
 Principal payments on debt due CenCor..............  (2,819,000)  (1,422,000)
 Class B Preferred stock issued.....................   1,500,000
 Subordinated debt issued to Cahill-Warnock.........   3,500,000
 Stock options exercised............................       3,000
                                                      ----------   ----------

       Net financing activities.....................     415,000   (1,422,000)
                                                      ----------   ----------

            Net.....................................   1,423,000   (1,140,000)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.............................   4,261,000    3,295,000
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD...................................  $5,684,000   $2,155,000
                                                      ==========   ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
   Interest.........................................  $  177,000   $  102,000
   Income taxes.....................................     581,000      663,000

 Cash received during the period for:
   Interest.........................................     218,000      201,000

    See accompanying notes to condensed consolidated financial statements.

                          CONCORDE CAREER COLLEGES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                  (unaudited)

                                                                Capital
                                         Preferred   Common    in Excess     Accumulated  Treasury
                                           Stock      Stock     of Par         Deficit      Stock
                                         ---------  --------  -----------   ------------  ---------
BALANCE, December 31, 1996(1)..........  $ 26,000   $699,000  $ 7,736,000   $(1,628,000)  $(61,000)

  Class A Preferred Stock Redemption...   (26,000)             (1,276,000)

  Class B Preferred Stock Issuance.....     6,000               1,435,000

  Stock Options Exercised..............                3,000

  Class A Preferred Dividend Payments..                                        (467,000)

  Class B Preferred Stock Accretion....                            40,000       (40,000)

  Net Income(1)........................                                        (234,000)
                                         --------   --------  -----------   -----------   --------

BALANCE, June 30, 1997(1)                $  6,000   $702,000  $ 7,935,000   $(2,369,000)  $(61,000)
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

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------


     The Company owns and operates proprietary postsecondary schools which offer career education, primarily in the allied health field (the twelve Schools.) The Company previously owned Person/Wolinsky Associates which offered review courses for the CPA exam. The assets of Person/Wolinsky Associates were sold on August 2, 1996. In addition the Company sold the assets of its San Jose, California School in August 1996. The following table presents the revenue for the Schools and the CPA Review Courses for the periods indicated. See Note 2 of the notes to the condensed consolidated financial statements. Amounts are in thousands.

                                Six Months      Three Months
                              Ended June 30,   Ended June 30,
                             ----------------  --------------

                              1997     1996     1997    1996
                             -------  -------  ------  ------
Schools.............         $18,604  $19,079  $9,216  $9,229
CPA Review Courses..               4    1,223       4      41
                             -------  -------  ------  ------

     Total..............     $18,608  $20,302  $9,220  $9,270
                             =======  =======  ======  ======

     The following table presents the relative percentage of revenues derived from the Resident Schools and the CPA Review Courses and certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

                                                                 Six Months         Three Months
                                                               Ended June 30,      Ended June 30,
                                                               --------------      --------------

                                                                1997    1996        1997    1996
                                                               ------  ------      ------  ------
Schools......................................................  100.0%   94.0%      100.0%   99.6%
CPA Review Courses...........................................            6.0                 0.4
                                                               -----   -----       -----   -----

Total........................................................  100.0   100.0       100.0   100.0
                                                               =====   =====       =====   =====
Operating expenses:
  Payroll costs..............................................   48.5    46.4        49.5    48.4
  Occupancy..................................................   13.0    12.5        13.3    12.8
  Instructional materials and supplies.......................    7.3     9.2         7.7     8.5
  Advertising................................................    8.3     7.0         8.7     7.7
  Other general & administrative.............................   15.9    13.4        17.1    13.8
  Provision for uncollectible accounts.......................    4.5     5.3         3.9     6.1
                                                               -----   -----       -----   -----
  Total......................................................   97.5    93.8       100.2    97.3

Operating income (loss)......................................    2.5     6.2         (.2)    2.7

Interest expense.............................................    1.0     5.4         0.5     8.8
                                                               -----   -----       -----   -----
Income (loss) before income taxes and gain on sale...........    1.5     0.8         (.7)   (6.1)

Gain on sale of assets.......................................    1.7
                                                               -----   -----       -----   -----
Income (loss) before income taxes............................    3.2     0.8         (.7)   (6.1)

Provision (benefit) for income taxes.........................    0.9     0.2        (0.1)   (1.5)
                                                               -----   -----       -----   -----
Income (loss) before cumulative effect of accounting change..    2.3     0.6        (0.6)   (4.6)

Cumulative effect of accounting change.......................   (3.5)
                                                               -----   -----       -----   -----

Net Income (loss)............................................  (1.2)%    0.6%      (0.6)%  (4.6)%
                                                               =====   =====       =====   =====

Results of Operations




                    QUARTER ENDED JUNE 30, 1997 COMPARED TO
                          QUARTER ENDED JUNE 30, 1996



     The Company incurred a net loss of $55,000 for the three months ended June 1997 compared to a net loss of $425,000 for the same period in 1996.

     Total revenue decreased .5% or $50,000 to $9,220,000 for the three months ended June 30, 1997 compared to $9,270,000 for the same period in 1996. During August 1996 the Company sold the assets of the San Jose, California school. In addition the Company sold the assets of Person/Wolinsky Associates, which offered review courses for the CPA exam. These sales, (collectively the "Asset Sales"), accounted for a reduction of $441,000 in revenue for the three months ended June 30, 1997 compared to the same period in 1996. Revenue from the twelve operating schools increased slightly from a modest price increase in 1996. Student population at the twelve schools remained flat compared to 1996.

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

     In 1997, a tax benefit of $8,000 was recorded compared to $142,000 in 1996. This provision is based on an assessment of the Company's expected annual effective tax rate.

     Primary and fully diluted earnings per weighted average common and common share equivalent (EPS) was $(0.01) and $(0.06) at June 30, 1997 and 1996, respectively. Primary and fully diluted EPS is shown after a reduction of $31,000 and $59,000 for preferred stock dividends in 1997 and 1996, respectively.


           (The remainder of this page was left intentionally blank.)

                   SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1996

     The Company incurred a loss of $234,000 for the six months ended June 30, 1997 compared to net income of $123,000 for the same period in 1996. The Company benefited from a $313,000 pre-tax gain from the sale of its Warren, Michigan building in January 1997. The cumulative effect of the change in revenue recognition was a deduction to net income of $659,000. See note 2 for further discussion.

     Total revenue decreased 8.3% or $1,694,000 to $18,608,000 for the six months ended June 30, 1997 compared to $20,302,000 for the same period in 1996. The Asset Sales accounted for a reduction of $2,042,000 in revenue compared to 1996. Revenue from the twelve operating schools increased slightly from a modest price increase in 1996. Student population at the Schools remained flat compared to 1996.

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

     Material and supplies decreased $511,000 or 27.4% to $1,351,000 compared to $1,862,000 in 1996. The Asset Sales accounted for $352,000 of the decrease. The remaining decrease of $159,000 was due to the timing of textbook expense.

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

     In 1997, a tax provision of $170,000 or 28.6% was recorded compared to $41,000 or 25.0% in 1996. This provision is based on an assessment of the Company's expected annual effective tax rate.

     Primary EPS was $0.10 at June 30, 1997 and $0.00 at June 30, 1996. Primary EPS is shown after an addition of $1,210,000 for the excess of carrying value of the preferred stock retired over the amount of cash paid, and $37,000 for the convertible debt interest, and a reduction of $68,000 for preferred stock dividends in 1997 and a reduction of $119,000 for preferred stock dividends in 1996.

     Fully Diluted EPS was $0.09 at June 30, 1997 and $0.00 at June 30, 1996. Fully diluted EPS is shown after an addition of $1,210,000 for the excess of the carrying value of the preferred stock retired over the amount of cash paid and $37,000 for convertible debt interest in 1997 and a reduction of $28,000 for preferred stock dividends in 1997 and a reduction of $119,000 for preferred stock dividends in 1996.

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

CenCor, Inc. Agreement

     The Restructuring Agreement between the Company and CenCor was effective for the period between October 30, 1992 and February 25, 1997. See the Company's 1996 Annual Report on Form 10-K/A for additional information concerning transactions related to this agreement, which information is incorporated herein by reference.

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

Cash Flows and Other

     Net cash provided by operating activities increased to $567,000 for the six months ended June 30, 1997 from $470,000 during the same period in 1996. Net receivables before bad debt charge off decreased by $1,414,000 in 1997 compared to an increase of $915,000 in 1996. Deferred student tuition decreased in 1997 by $474,000 compared to an increase of $234,000 in 1996. Decreased deferred student tuition is a result of reduced enrollments.

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

New Accounting Standards

     Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") was issued in February 1997, effective for financial statements for interim and annual periods ending after December 15, 1997. The statement specifies the computation, presentation, and disclosure requirements for earnings per share. The statement requires the computation of earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). SFAS 128 requires the Company to present basic and diluted per share amounts for income from continuing operations and for net income on the face of the income statement.

     Although early adoption of SFAS 128 is not permitted, pro forma earnings per share amounts may be disclosed. Accordingly, if the Company's earnings per share had been computed in accordance with SFAS 128 for the three and six months ended June 30, 1997 and 1996, pro forma earnings per share would have been as follows:

                                               Basic           Diluted
                                           Three Months      Three Months
                                           Ended June 30,    Ended June 30,
                                           --------------    --------------
                                            1997    1996      1997    1996
                                            ----    ----      ----    ----
Pro Forma Earnings Per Share:

Income before cumulative effect of change
 in accounting principle..................  $(.01)  $(.07)    $(.01)  $(.07)

Cumulative effect on prior years
 (to December 31, 1996)...................
                                            -----   -----     -----   -----
Net income................................  $(.01)  $(.07)    $(.01)  $(.07)
                                            =====   =====     =====   =====

                                               Basic            Diluted
                                             Six Months        Six Months
                                           Ended June 30,    Ended June 30,
                                           --------------    --------------
                                            1997    1996      1997    1996
                                            ----    ----      ----    ----
Pro Forma Earnings Per Share:

Income before cumulative effect of change
 in accounting principle..................  $ .21    $.00      $.15   $ .00

Cumulative effect on prior years
 (to December 31, 1996)...................   (.08)             (.06)
                                            -----    ----      ----   -----
Net income................................    .13    $.00      $.09   $ .00
                                            =====    ====      ====   =====


PART II -- OTHER INFORMATION


Item  1.   Legal Proceedings
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

Item 2.   Change in Securities--None
          --------------------------


Item 3.   Defaults Upon Senior Securities--None
          --------------------------------------


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



Item 4.   Submission of Matters to a Vote of Security Holders (continued)
          ---------------------------------------------------



          c) Approval of the independent auditors for the Company for 1997 was voted as follows:



                                           FOR        AGAINST     WITHHELD
                                           ---        -------     --------

                Price Waterhouse LLP    7,510,787      1,589        2,150



Item 5.  Other Information--None
         -----------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         *10(c)(v)  Dr. Robert R. Roehrich Employment Agreement
         *10(g)(i)  Dr. Robert R. Roehrich Option Agreement
          11        Computation of per share earnings
          27        Financial Data Schedule
          []        No Reports on Form 8-K were filed during the period.

         * Previously submitted

           (The remainder of this page was left intentionally blank.)

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CONCORDE CAREER COLLEGES, INC.



                                DATED:   December 4, 1997

                                By:  /s/ Robert R. Roehrich
                                   --------------------------------------------
                                   Robert R. Roehrich, Chief Executive Officer


                                By:  /s/ Gregg Gimlin
                                   --------------------------------------------
                                   Gregg Gimlin, Chief Financial Officer