Form 10-Q/A
period 1996-09-30
CONCORDE CAREER COLLEGES INC
filed 1998-01-05
CIK 832483

================================================================================

                     SECURITIES  AND  EXCHANGE  COMMISSION

                            Washington, D. C. 20549

                                  Form 10-Q/A

                                 Amendment #2

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

                                Second Amended
                                  Form 10-Q/A

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

                                       V

PART I -- FINANCIAL INFORMATION

This second amended September 30, 1996, Form 10-Q/A is issued to correct typographical errors as reported in the first amended Form 10-Q/A. The changes are as follows:

1)   Item 1. Financial Statements: page 5--Statement of Cash Flows.
          Other changes in Assets and Liabilities, net (1996-restated) changed to ($742,000) from $1,042,000.

2)   Item 2. Management's Discussion: page 10--Results of Operations.
          Fourth paragraph was corrected to state that other changes in Assets and Liabilities decreased $742,000 in 1996.

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
                                                 ===========   ===========  ===========   ===========

(1) Restated

               See accompanying Item 2. Management's Discussion.

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                             1996             1995
                                                             ----             ----
                                                          (RESTATED)
CASH FLOWS--OPERATING ACTIVITIES:

  Net income..........................................   $   728,000      $ 1,271,000

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization...................       811,000          905,000
      Provision for losses on accounts receivable.....     2,225,000        1,244,000
      Loss on sale of assets..........................       223,000
      Change in assets and liabilities, net  -
        Change in receivables.........................    (3,895,000)      (1,809,000)
        Change in deferred student tuition............     1,523,000        2,723,000
        Change in deferred income taxes...............       157,000         (815,000)
        Change in accrued income taxes................      (468,000)         623,000
        Other changes in assets and liabilities, net..      (742,000)       1,016,000
                                                         -----------      -----------
          Total adjustments...........................      (166,000)       3,887,000
                                                         -----------      -----------
          Net operating activities....................       562,000        5,158,000

CASH FLOWS--INVESTING ACTIVITIES:
  Cash from sale of assets............................       929,000
  Capital expenditures................................      (370,000)        (477,000)
                                                         -----------      -----------
              Net investing activities................       559,000         (477,000)

CASH FLOWS--FINANCING ACTIVITIES:
  Preferred stock redemption..........................      (352,000)
  Principal payments on long-term debt................    (1,482,000)      (2,334,000)
                                                         -----------      -----------
              Net financing activities................    (1,834,000)      (2,334,000)
                                                         -----------      -----------
Net increase (decrease) in
  cash and cash equivalents...........................      (713,000)       2,347,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD..............................     3,295,000        1,182,000
                                                         -----------      -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD....................................   $ 2,582,000      $ 3,529,000
                                                         ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest..........................................   $   161,000      $   255,000
    Income taxes......................................       761,000          186,000
  Cash received during the period for:
    Interest..........................................       299,000          258,000
    Income tax refunds................................           -0-              -0-


               See accompanying Item 2. Management's Discussion.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     The financial statements for the three and nine months ended September 30, 1996 have been restated to defer and recognize income from a non-compete agreement associated with the August 1996 sale of assets of Person/Wolinsky Associates, Inc. over the ten-year term of the non-compete agreement. The effect of this restatement was to reduce net income and earnings per share in the third quarter by $257,000 and $.04 respectively. During the third quarter of 1996, the Company originally reported in income, as a one-time benefit under the caption Gain on Sales of Assets, $407,000 representing the pre-tax net present value of the non-compete agreement. The Company accounted for the agreement in accordance with what it believed was its substance ten-year seller financing. In the third quarter of 1997, the United States Securities and Exchange Commission (the "SEC") notified the Company that it would require the legal form of the agreement to prevail and that income from the non-compete agreement should be deferred and recorded income over the term of the agreement. The Company accepted the SEC's determination. Payments under the agreement are due in ten equal annual installments of $75,000 each, commencing on December 15, 1996. Accretion of the present value amount to the cash amount due under the agreement is being made on the interest method. The affect of the restatement for the three and nine months ended September 30, 1996 are shown below.

                                       As Originally        September 30, 1996
BALANCE SHEET                            Reported                Restated
                                         --------                --------
Other Long-Term Liabilities                                    $   407,000
Deferred Income Taxes                   $   826,000                676,000
Accumulated Deficit                      (1,136,000)            (1,393,000)
Total Stockholder's Equity                7,308,000              7,051,000

STATEMENT OF OPERATIONS-NINE MONTHS

Gain (loss) on Sale of Assets               184,000               (223,000)
Income Before Income Taxes                1,313,000                906,000
Provision for Income Taxes                  328,000                178,000
Net Income                                  985,000                728,000
Net Income Per Share                    $      0.11            $      0.07


     STATEMENT OF OPERATIONS-THREE MONTHS

     Gain (loss) on Sale of Assets          184,000               (223,000)
     Income Before Income Taxes           1,149,000                742,000
     Provision for Income Taxes             287,000                137,000
     Net Income                             862,000                605,000
     Net Income Per Share               $      0.11            $      0.07

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

Results of Operations

                  QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO
                        QUARTER ENDED SEPTEMBER 30, 1995

     The assets of Person/Wolinsky Associates were sold on August 2, 1996. The CPA exam is administered twice each year, therefore the operations of the CPA Review Courses were seasonal, impacting the results of the Company during the quarters ending March 31 and September 30. Due to the sale, the Company did not receive any revenue or experience any expenses for the Fall course.

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

     On August 30, 1996 the Company sold the assets of its Allied Health School located in San Jose, California. The Company received proceeds of $50,000 and a $300,000 promissory note, due February 27, 1997 for the Campus' assets.

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



                                CONCORDE CAREER COLLEGES, INC.


                                DATED:   January 2, 1998


                                By:  /s/ Robert R. Roehrich
                                     -------------------------------------
                                     Robert R. Roehrich, President/CEO



                                By:  /s/ Gregg Gimlin
                                     -------------------------------------
                                     Gregg Gimlin, Chief Financial Officer