Form 10-K405
period 1997-12-31
CONCORDE CAREER COLLEGES INC
filed 1998-03-30
CIK 832483

=============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997

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

                          YES [ X ]       NO [     ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                  Indicate the number of outstanding shares
           of the Registrant's Common Stock, as of  March 26, 1998:
               7,190,176 Shares of Common Stock, $.10 par value

        The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $8,237,000 as of March 26, 1998. Part III incorporates information by reference to the Registrant's definitive proxy statement for Annual Meeting of Stockholders to be held May 29, 1998.

=============================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                 FORM 10-K
                         YEAR ENDED DECEMBER 31, 1997


                                    Index
ITEM                                                                      PAGE
----                                                                      ----

                                    PART I
1.      Business.....................................................     I-1

2.      Properties...................................................     I-7

3.      Legal Proceedings............................................     I-8

4.      Submission of Matters to a Vote of Security Holders..........     I-9

                                   PART II
5.      Market for the Registrant's Common Stock and Related Stockholder
        Matters......................................................     II-1

6.      Selected Financial Data......................................     II-1

7.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................     II-3

8.      Financial Statements and Supplementary Data..................     II-12

9.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.........................................     II-35

10.     Exhibit 23 - Consent of Independent Accountants..............     II-36


                                   PART III
11.     Directors, Executive Officers, Promoters and Control Persons of
        the Registrant (Incorporated by Reference)...................     III-1

12.     Executive Compensation (Incorporated by Reference)...........     III-1

13.     Security Ownership of Certain Beneficial Owners and Management
        (Incorporated by Reference)..................................     III-1

14.     Certain Relationships and Related Transactions (Incorporated by
        Reference)...................................................     III-1


                                   PART IV

15.     Exhibits, Financial Statement Schedules, and Reports on Form
        8-K..........................................................     IV-1

        Signatures...................................................     IV-5

                                    PART I

ITEM 1.   BUSINESS

OVERVIEW

        The discussion set forth below, as well as other portions of this Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K and may relate to: (i) the ability of the Company to realize increased enrollments from investments in infrastructure made over the past year; (ii) ED's enforcement or interpretation of existing statutes and regulations affecting the Company's operations; (iii) and the sufficiency of the Company's working capital, financings and cash flow from operating activities for the Company's future operating and capital requirements. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults changes in federal or state authorization or accreditation; issues related to the year 2000; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments. The following should be read in conjunction with Part II, Item 7-- Safe Harbor Statement.

        On January 31, 1997 the Company sold its Warren, Michigan building for approximately $725,000 (the "Warren Sale"). Proceeds of $313,000 were paid to CenCor Inc. ("CenCor") for redemption of approximately 27,000 shares of Class A Redeemable Preferred Stock (the "Class A Preferred Stock") it then held and $45,000 of accumulated dividends on the Class A Preferred Stock. The Company realized a gain of $313,000 before income taxes in 1997 as a result of the Warren Sale.

        On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P., affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and
(ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The new Debentures have non-detachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock. The New Debentures bear an interest rate of 5% per annum, payable quarterly, with principal due in February 2003, when the attached Warrants expire. The Warrants are not exercisable until August 25, 1998, subject to earlier conversion (at the holder's election) in the event of the successful completion by the Company of a common equity offering greater than $20 million at a price greater than $4 per share of Common Stock.

        The Voting Preferred Stock has the right to vote as a class with the Common Stock (with each share of Voting Preferred Stock having the equivalent voting power of 20 shares of Common Stock), on all matters presented to holders of Common Stock. Each share of Voting Preferred Stock is convertible into 20 shares of Common Stock at the election of the holder for no additional consideration. The Voting Preferred Stock is entitled to a 12% annual dividend beginning February 25, 2001 and a 15% annual dividend beginning February 25, 2003. The Voting Preferred Stock is mandatorily convertible into Common Stock upon the successful completion by the Company of a common equity offering greater than $20 million at a price greater than $4 per share of Common Stock. Cahill-Warnock also has certain preemptive rights in future issuance's of stock by the Company.

        The Company used approximately $4.4 million of the funds from the Cahill-Warnock transaction to redeem 260,385 outstanding shares of its Class A Preferred Stock and $438,000 of accumulated dividends and its $2.4 million debenture principal, accrued interest and certain unsecured obligations that were held by CenCor.

        Pursuant to a Stockholders' Agreement among Cahill-Warnock, Messrs. Brozman and Seward, the Robert F. Brozman Trust (who at the time of the agreement, together, held an aggregate of 52.8% of the outstanding voting securities of the Company and options to purchase 1,000,000 shares of Common Stock) and the Company, such holders have agreed to certain restrictions on the transfer and voting of voting securities held by them.

        Also see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Trends and Recent Events, and Liquidity and Capital Resources."

THE COMPANY

        The Company owns and operates proprietary, postsecondary institutions (defined below) that offer career vocational training programs primarily in the allied health field. As of December 31, 1997, the Company operated campuses at 12 locations in six states (the "Campuses"). Prior to August 2, 1996, the Company also offered Review Courses for the CPA Examination. For a comparison of the revenues generated by the Campuses and the CPA Review Courses, see Item 7, "Management's Discussion and Analysis."

        The Company was formed in 1988 as a Delaware corporation. Prior to March 31, 1998, the Company was the career college division of CenCor. The Company's principal office is located at 12th and Baltimore, City Center Square, P.O. Box 26610, Kansas City, Missouri 64196 (telephone: 816/474-8002). Unless otherwise indicated, the term "Company" refers to Concorde Career Colleges, Inc. and its direct and indirect wholly owned subsidiaries.

THE CAMPUSES

        The Company operates Campuses located in the following cities: North Hollywood, Anaheim, San Bernardino, and San Diego, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, Miami (an additional location of the Tampa Campus) and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; and Memphis, Tennessee.

        The Company has designated each Campus as a "Concorde Career Institute," to increase name recognition.

ALLIED HEALTH CURRICULUM

        The Company's primary allied health programs of study are Vocational/Practical Nursing, Respiratory Therapy Technician, Surgical Technician, Pharmacy Technician, Radiology Technician, Medical Secretary, Medical Assistant, and Dental Assistant. Not all programs are offered at all Campuses. The Kansas City Campus offers an associate degree in allied health. Some Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses, including Limited X-Ray, Expanded Duties for Dental Assistants, Medical Insurance Billing, Medical Lab Assistant, Patient Care Assistant, and various certification test preparations in allied health occupations.

        The Campuses are on a non-traditional academic calendar with starting dates for programs varying by location and type of program. Programs typically commence monthly at each Campus. The Campus' programs of study usually range from eight to twenty months and include from 720 to 2,985 hours of instruction. While most programs are taught in a classroom atmosphere, hands-on clinical/laboratory experience is an integral part of the curriculum. Most programs of study include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the particular program.

RECRUITMENT AND ADMISSIONS

        A typical student is either (i) unemployed and enrolls in order to learn new skills and obtain employment or (ii) underemployed and enrolls in order to acquire new skills or to update existing skills to increase his/her earning capacity. The Company recruits students through advertising in various media, including television, newspapers and direct mail. Students at some campuses are also recruited through seminars and lectures presented to graduating seniors at local high schools. Management estimates that approximately 25% of all enrollments are the result of referrals from the Campus' students and graduates.

        Each Campus maintains an Admissions Department that is responsible for conducting admissions interviews with potential applicants to provide information regarding the Campus' programs and to assist with the application process. In addition, each applicant for enrollment must take and pass an entrance examination(s) administered by a person other than admissions personnel. The entrance examination and interview are designed to determine the student's ability to benefit (ATB) from the instruction provided by the Campus and the student's level of motivation to complete the program.

        The admissions criteria for the Campus vary according to the program of study. Each applicant for enrollment must have a high school diploma; the equivalent of a high school diploma; or, at some campuses, must demonstrate the ability to benefit from the program sought before admission into the Campus is granted. All students must be beyond the age of compulsory high school attendance. The Company performs credit checks and/or utilizes a database maintained by the United States Department of Education ("ED") to identify applicants who may be in default on a prior student loan.

        At December 31, 1997, the Company had approximately 3,700 students in attendance at the Campuses, including approximately 400 students on externship.

STUDENT RETENTION

        The Company strives to help students complete their program of study through admissions screening policies, financial aid planning and student services. Each Campus has a staff member whose function is to provide student services concerning academic and personal problems that might disrupt or result in a premature end to a student's studies. Programs of study are offered in the morning, afternoon, and evening to meet the students' scheduling needs.

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

STUDENT PLACEMENT

        The Company, through the placement personnel at each Campus, provides job placement assistance services for its graduates. The placement personnel establish and maintain contact with local employers and other sources of information on positions available in the local area. Additionally, the Campus's Director of Graduate Services works with students on preparing resumes and interviewing techniques. Postgraduate placement assistance is also provided, including referral to other cities in which the Campuses are located. A number of graduates do not require placement services. Frequently, the externship programs at the Campuses result in placement of students with the practitioners participating in the externship.

CAMPUS ADMINISTRATION

        The President and Chief Executive Officer (the "CEO") is responsible for the overall performance of the Campuses. Reporting to him are: the Vice President, Compliance/Financial Aid; Vice President, Chief Financial Officer; Vice President, Education; Vice President, Human Resources; Director, Information Technology; Director, Student Recruitment; and Director, Quality Assurance and Accreditation.

        Each Campus is operated independently and is managed on site by a Campus Director reporting to the President and CEO. In addition, each Campus is staffed with a Financial Aid Director, Director of Admissions, Director of Education, Director of Graduate Services, Director of Student Services, Director of Business Services, and several other support staff. Instruction at each Campus is conducted by professional educators in the field or by former and current members of the medical community on a full-time or part-time basis. Instructional staff are selected based upon academic and professional qualifications, and experience level.

ACCREDITATION AND LICENSING

        The Campuses are accredited through various accrediting associations recognized by ED. These associations are the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") or the Council on Occupational Education (the "COE"). Accreditation by a nationally recognized accrediting body is necessary in order for a Campus to be eligible to participate in federally sponsored financial aid programs for students. See "Financing Student Education."

        Additionally, certain Campuses have received accreditation or approval for specific programs from certain of the following accrediting agencies: The American Society of Health Systems Pharmacists, American Association of Medical Assistants Endowment Commission, Committee on Allied Health Education and Accreditation, the Joint Review Committee for Respiratory Therapy Education, the American Dental Association, the California Board of Dental Examiners, and the Board of Vocational Nurse and Psychiatric Technician Examiners. While such programmatic accreditation/approvals are not necessary for participation in federally sponsored financial aid programs, they are required for certification and/or licensure of graduates from some of the programs offered by certain of the Campuses, such as the Vocational or Practical Nurse program offered at the San Bernardino, San Diego, Denver, North Hollywood and Anaheim Campuses. Additionally, such accreditation or approvals have been obtained because management believes they enhance the students' employment opportunities in those states that recognize these accrediting agencies.

        The qualifications of faculty members are regulated by applicable accrediting bodies. These accrediting bodies have certain faculty standards that must be met before the Campuses are given an accreditation renewal. In addition, depending upon the curriculum being taught, faculty members must meet certain standards set by applicable state licensing laws before annual licensing of the Campuses.

        Each Campus is also licensed as an educational institution under applicable state and local licensing laws, and is subject to a variety of state and local regulations. Such regulations may include approval of the curriculum, faculty and general operations.

FINANCING STUDENT EDUCATION

        Tuition and other ancillary fees at the Campuses vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $6,000 to $20,000.

        Most students attending the Campuses utilize federal government grants and/or the Federal Family Education loan programs available under the Higher Education Act of 1965, as amended (the "Act"), and various programs administered thereunder to finance their tuition. The Act and the programs administered thereunder are currently under review for reauthorization by Congress. Each Campus has at least one financial aid officer who assists students in making application for such federal grants and federal loans. Management estimates that during 1997, 81% of Campus's cash receipts were derived from funds obtained by students through these programs.

        Currently, each of the Campuses is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant
(Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan, Federal Parent Loan for Undergraduate Students (PLUS), Federal Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans Administration Assistance. Also, some students are eligible for assistance under the Department of Labor's Job Training Partnership Act. The San Diego Campus is eligible to participate only in the Pell, Perkins and SEOG programs. See further discussion, in Part 1, "Regulation".

        The states of California, Colorado, Tennessee, Florida, and Oregon each offer state grants to students enrolled in educational programs of the type offered by the Campuses. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs.

        Students at the Campuses principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans ("FFELs") also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. FFELs are awarded annually to needy students studying at least half time at an approved postsecondary educational institution. Federal Pell Grants need not be repaid by the student. The maximum Pell Grant a student may receive for the 1997-98 award year is $2,700, ($3,000 for 1998-1999). The amount a student actually receives is based on a federal regulatory formula devised by ED.

        FFELs are low interest federal student loans provided by banks and other lending institutions, the repayment of which is fully guaranteed as to principal and interest by the federal government through a guarantee agency.
The student pays no interest on a Subsidized Stafford Loan while in school and for a grace period (up to six months) thereafter; on unsubsidized loans, interest accrues but is capitalized and added to the principal. Parents of dependent students can receive PLUS loans. There is no interest subsidy for PLUS loans. The borrower is responsible for all interest that accrues on the loan while the student is in school. For both subsidized and unsubsidized loans, students do not need to begin payment until expiration of a six-month grace period following last day of attendance. After such time, repayment is required in monthly installments, including a variable interest rate with a current cap at 9%. This rate is currently under review. A decrease in the rate may result in reduced availability of lenders willing to participate in these programs. The lenders making subsidized FFELs receive interest subsidies during the term of the loan from the federal government, which also pays all interest on these FFELs while the student attends school and during the grace period. In the event of default, all FFELs are fully guaranteed as to principal and interest by state or private guarantee agencies which, in turn, are reimbursed by the federal government according to the guarantee agency reinsurance provisions contained in the Act.

        State and federal student financial aid programs are subject to the
effects of state and federal budgetary processes.   There can be no assurance
that government funding for the financial aid programs in which the Company's students participate will continue to be available or maintained at current levels. The loss or reduction in funding levels for state and federal student financial aid programs could have a material adverse effect on the Company.

REGULATION

        Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. Because of the importance of compliance with these regulations, the Company monitors the Campuses' compliance through periodic visits to the individual Campuses by Corporate Staff. If the Company should fail to materially comply with such regulations at any of the Campuses, such failure could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. Audits by independent certified public accountants of the Campus' administration of federal funds are mandated by federal regulations. Additionally, these aid programs require maintaining certain accreditation by the Campuses. See "Accreditation and Licensing" and "Financing Student Education."

        One of ED's principal criteria for assessing a Campus's eligibility to participate in student loan programs is the cohort default rate threshold percentage requirements (the "Cohort Default Rate") enacted in the Student Loan Default Prevention Initiative Act of 1990. Due to concerns about default rates, the ED has promulgated regulations affecting FFEL, and Federal Perkins Loan Program loans. Cohort Default Rates are calculated by the Secretary of Education and are designed to reflect the percentage of current and former students entering repayment in the cohort year, the fiscal year of the federal government -- October 1 to September 30, who default on their loans during that year or the following cohort year. This calculation includes only those defaulted loans on which federal guaranty claims have been paid. A school may request that a defaulted loan be removed from the calculation if the school can demonstrate that the loan was improperly serviced and collected under guidelines established in ED's regulations. A loan that is included in the default rate calculation may be subsequently paid by the student, but is not removed from the cohort calculation.

        After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of a Campus to participate in the FFEL Programs if the Cohort Default Rate for three successive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for each of the three most recent fiscal years may be used as grounds for terminating FFEL eligibility.

        The following table sets forth the 1993, 1994, and 1995 Cohort Default Rates for each of the Campuses. Publication of the Cohort Default Rates for 1990 and 1991 has been suspended due to two injunctions obtained by the Company to preclude the ED from using 1990 and 1991 Cohort Default Rates as grounds to limit, suspend, or terminate the Campus's eligibility for FFEL. The Company has a pending suit against the ED challenging the 1992, 1993, and 1994 cohort default rates. See Item 3, "Legal Proceedings."

                          COHORT DEFAULT                                  COHORT DEFAULT
                              RATES                                           RATES
   CAMPUS              1993    1994    1995(2)(3)                      1993    1994    1995(2)(3)
                       ----    ----    ---------                       ----    ----    ----------
Anaheim, CA            25.7    24.8    28.6       North Hollywood, CA  24.3    19.7    22.0
Denver, CO             20.4    18.7    18.2       Portland, OR         28.8    20.1    12.6
Jacksonville, FL       31.1    17.6    19.9       San Bernardino, CA   31.2    23.8    28.1
Kansas City, MO        20.0    14.7    18.2       San Diego, CA(4)     32.3    28.6    24.3
Lauderdale Lakes, FL   18.2    21.2    28.0       Tampa, FL            24.5    14.8    19.8
Miami, FL (1)          24.5    14.8    19.8
Memphis, TN            16.2    22.1    23.8

  (1) The Miami Campus is an additional location of the Tampa Campus.
  (2) Published in November 1997.
  (3) Pre-appeal rates.
  (4) Not eligible to participate in FFEL program any sooner than October 1999.


        The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the FFEL Program and that it could not apply to regain eligibility until at least October of 1999. The Campus did not maintain loan eligibility because its Cohort Default Rates for one of the three consecutive published years, 1992, 1993, and 1994 was not below 25%. In anticipation of the loss of the FFEL Program the Campus had previously arranged, through effective contingency planning, alternative sources of financing for its students. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing. The student population of the San Diego Campus was 200 or approximately 6 percent of the Company's total student population as of December 31, 1997. The Company is uncertain if enrollment at the San Diego Campus will materially change.

        The Company's Campuses received in November 1997 their official published 1995 Cohort Default Rates (the "CDR") from ED. Three of the Company's Campuses have 1995 default rates greater than 25 percent. The three Campuses, however, have at least one of their three most recent rates below 25% and are, therefore, eligible to continue participating in the FFEL program. See discussion in Item 2, Cash Flows and Other. To help control default rates, the Company has instituted aggressive default management at each campus and monitors activity monthly. Staff at each Campus assist and educate student borrowers in understanding their rights and responsibilities as borrowers under these student loans. In addition, each Campus contracts with a professional loan management company to provide further assistance to the former student upon graduation or withdrawal.

        In 1994, ED established a policy of recertifying all Campuses participating in Title IV programs every five years. Full certification has been approved for Anaheim, North Hollywood, San Bernardino and San Diego, California; Kansas City, Missouri; Portland, Oregon; Memphis, Tennessee; Tampa, and Miami, Florida (Miami is an additional location of the Tampa Campus). Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida have received provisional certification. Provisional certification limits the Campus's ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The provisional certifications expire in September 1998, at which time the Campuses will again go through the process of recertification. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

        ED also has established certain "Factors of Financial Responsibility" which the Campuses are required to meet to be eligible to receive Title IV Funds. The three principal standards of financial responsibility are profitability, the acid test ratio, and tangible net worth. In addition, ED has issued a new financial responsibility regulation that will become effective July 1, 1998. The new regulation uses a composite score based upon three financial ratios. Institutions earning a composite score of 1.50 or greater will be considered fully financially responsible. The Company believes that on a consolidated and individual basis, the Campuses and the Company meet all existing financial responsibility standards and exceed the financial responsibility factor of 1.50 at December 31, 1997.

        The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

        In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. The Company is cooperating with the FTC to the fullest extent possible, and believes it has not engaged in any activity that
would violate FTC regulations.   The Company believes the inquiry is one of
several being conducted by the FTC pertaining to vocational postsecondary training institutions. Currently, there is not sufficient information available to determine the outcome or financial impact on the Company, if any.

COMPETITION

        The Campuses are subject to intense competition from public educational institutions in addition to a large number of other public and private companies providing postsecondary education, many of which are older, larger and have greater financial resources than the Company.

        Management believes that the educational programs offered, the Campus's reputation, and marketing efforts are the principal factors in a student's choice to enroll at a Campus. Additionally, the cost of tuition and availability of financing, the location and quality of the Campus's facilities, and job placement assistance offered are important. The specific nature and extent of competition varies from Campus to Campus, depending on the location and type of curriculum offered. The Company competes principally through advertising and other forms of marketing, coupled with specialized curricula offered at competitive prices.

EMPLOYEES

        As of December 31, 1997, the Company had approximately 692 full and part-time employees, of which approximately 414 were faculty members at its Campuses. The Company has 235 management and administrative staff members, of which 201 are employed at the Campuses, and 34 are employed at corporate headquarters. The remaining 43 employees are admissions personnel at the Company's Campuses.

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

ITEM 2. PROPERTIES

        The Company's corporate headquarters is located in Kansas City, Missouri. All the Campus' facilities are leased. The Company owned a building in Warren, Michigan, which was sold January 31, 1997. See Item 1 " Overview."









            (The remainder of this page left intentionally blank.)

The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 1997:

                                         SQUARE
      LOCATIONS                          FOOTAGE    EXPIRATION (1)
      ---------                          -------    --------------
Anaheim, CA                               17,989        1-31-99
North Hollywood, CA                       35,155       12-31-11
San Bernardino, CA                        16,950        9-30-98
San Diego, CA                             12,244       11-21-98
Denver, CO.                               14,860        1-31-03
Lauderdale Lakes, FL                      14,016        5-31-00
Jacksonville, FL                          12,305        7-31-03
Miami, FL.                                 8,000        4-30-99
Tampa, FL                                 14,200       12-31-00
Kansas City, MO                           16,000        3-01-01
Kansas City, MO (Home Office)  (2)         7,227       10-31-98
Portland, OR.                             15,246       11-01-99
Memphis, TN                               21,933        7-31-02


(1) Several of the leases provide renewal options, although renewals may be at increased rental rates.
(2) Does not include subleased space -- see notes to consolidated financial statements.

The Company also rents various equipment under leases that are generally cancelable within 30 days.

ITEM  3. LEGAL PROCEEDINGS

        The Company's Campuses are sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, the ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company's management such pending litigation and disputed findings are not material to the Company's financial condition or its results of operations.

        The Company has a pending suit against the ED challenging the 1992, 1993, and 1994 Cohort Default Rates and the rate correction regulations, which the ED adopted in 1994. The ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection. The Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's campuses, with the exception of San Diego, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

        During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three others were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action has been attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. The Company received a Notice of Appeal on May 19, 1997, which appealed the order denying certification of the class. The purported class representative and the Company filed all appropriate briefs, and oral argument before the appellate court was held on January 15, 1998. On February 5, 1998, the appellate court issued a per curium decision without opinion affirming the trial court's denial of class certification. As no motion concerning the opinion was filed timely by the class representative, the opinion is now final. Any further attempted appeal, if filed, should be dismissed. During the appeal, all activity and progress in the other suits was stayed. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to strongly oppose class certification, and to defend against them vigorously.

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

                         1996                HIGH     LOW
                         ----                ----    -----
                     First Quarter           $0.94   $0.44
                     Second Quarter          $1.06   $0.88
                     Third Quarter           $1.06   $0.55
                     Fourth Quarter          $1.06   $0.88

                         1997
                         ----
                     First Quarter           $2.00   $0.75
                     Second Quarter          $1.50   $1.06
                     Third Quarter           $2.38   $1.25
                     Fourth Quarter          $2.41   $1.63

        At December 31, 1997, there were 275 holders of record of the Common Stock.

        On March 26, 1998, the bid and asked prices of the Company's Common Stock on the OTCBB were $2.4375 and $2.125 per share, respectively.

        No cash dividends have been paid on the Common Stock and the Company does not presently intend to pay cash dividends on Common Stock in the foreseeable future. Class A Preferred Stock dividends of $467,000 and $56,000 were paid in 1997 and 1996 respectively pursuant to the Restructuring, Security and Guaranty Agreement, as amended with CenCor. See Item 7, "Liquidity and Capital Resources -- CenCor Agreement."

ITEM 6.   SELECTED FINANCIAL DATA

        The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

ACCOUNTING CHANGE

        During the third quarter of 1997 the Company changed its method of recognizing tuition revenue. Under the new method, tuition revenue is deferred and recognized ratably over the period of the program. The Company previously used a method in which a portion of tuition revenue was recognized in the month a student began attending classes to offset the costs incurred in obtaining the new student. The remaining tuition revenue was deferred and recognized over the term of the program. The Company believes the new method of revenue recognition is more representative of current industry practice and is a preferable accounting method.

        The effect of both the cumulative change for prior years and the change for the year ended December 31, 1997 was to decrease net income after cumulative change in accounting principle by $670,000 ($0.09 per basic share, $0.06 per diluted share). The cumulative effect on income of the change on prior years (after reduction for income taxes of $421,000) was a reduction of $659,000. The effect of the change on the year ended December 31, 1997 was to decrease income before cumulative effect of a change in accounting principle by $11,000.

        The following selected data has been derived from the Company's audited financial statements for the years ended 1997 through 1993.

                                                     YEARS ENDED DECEMBER 31(5)
                                         -------------------------------------------------

                                            1997      1996      1995      1994      1993
                                            ----      ----      ----      ----      ----
INCOME STATEMENT DATA:                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
  Revenues                                $37,715   $40,119   $39,274   $35,032   $34,781
  Operating expenses                       36,926    39,254    36,835    34,173    33,066
  Operating income                            789       865     2,439       859     1,715
  Interest expense                            454       371       659     1,065     1,152
  Gain (loss) on sale of assets               313      (217)
  Income (loss) before change in
    accounting principle                      936       549     1,599        (6)      413
  Basic earnings (loss) per share
    before change in accounting
    principle (1)                            $.28      $.05      $.19     $(.00)     $.06
  Diluted earnings (loss) per share
    before change in accounting
    principle (1)                            $.20      $.04      $.18     $(.00)     $.06
  Net income (loss)                           277       549     1.599        (6)      413
  Basic earnings (loss) per share            $.19      $.05      $.19     $(.00)     $.06
  Diluted earnings (loss) per share          $.14      $.04      $.18     $(.00)     $.06

BALANCE SHEET DATA:
  Total assets                            $25,524   $24,282   $25,564   $26,238   $26,365
  Long-term debt (2)                        3,500     2,419     4,066     3,954    10,385
  Stockholders' equity                      6,735     6,772     6,674     5,075     2,081

                                                            DECEMBER 31
                                          -----------------------------------------------
OTHER DATA:                                  1997      1996      1995      1994      1993
                                             ----      ----      ----      ----      ----
  Number of locations (3):
  Health Vocation                             12        12        13        13        15
  Travel Service                              --        --        --        --         1
       Total                                  12        12        13        13        16

  Net enrollments (4)                      6,367     6,855     7,121     6,701     6,532

(1) See Note 10 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

(2) Consists of long term debt and debt due to related party -- see Note 7 of Notes to Consolidated Financial Statements.

(3) Includes only Campuses open at December 31.

(4) "Net enrollments" are students who begin a program of study, net of cancellations . The table does not include data for the CPA Review Courses. The table does include net enrollments for Campuses sold or closed during the year.

(5) Certain amounts in prior years have been reclassified to conform to current year presentation.



          (The remainder of this page was left blank intentionally.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table presents the revenue for the Campuses and CPA Review Courses for the periods indicated.

                                      YEARS ENDED DECEMBER 31,
                                     ---------------------------
                                            (IN THOUSANDS)
                                       1997      1996      1995
                                       ----      ----      ----
     Health Vocational Programs      $37,638   $38,819   $36,360
     CPA Review Courses and other         77     1,300     2,914
                                     -------   -------   -------
     Total                           $37,715   $40,119   $39,274
                                     =======   =======   =======

        The following table presents the relative percentage of revenues derived from the Campuses and CPA Review Courses and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.

                                                Years Ended December 31,
                                               --------------------------
                                                  1997    1996    1995
                                                  ----    ----    ----
   Health Vocational Programs                     99.8%   96.8%   92.6%
   CPA Review Courses and other                     .2     3.2     7.4
                                                 -----   -----   -----
        Total                                    100.0   100.0   100.0
   Operating expenses:
     Instruction costs and services               35.1    32.9    31.4
     Selling and promotional                      14.3    13.4    13.0
     General and administrative                   44.7    43.5    45.4
     Provision for uncollectable accounts          3.8     8.1     4.0
                                                 -----   -----   -----
        Total                                     97.9    97.9    93.8

     Operating income                              2.1     2.1     6.2
     Interest expense                              1.2      .9     1.7
                                                 -----   -----   -----
     Income before income taxes and gain (loss)
      on sale of assets                            0.9     1.2     4.5
     Gain (loss) on sale of assets                 0.8     (.5)
                                                 -----   -----   -----

     Income before income tax                      1.7      .7     4.5
     Provision (benefit) for income tax            (.8)    (.6)    0.5
                                                 -----   -----   -----
     Income before cumulative effect of change
      in accounting principle                      2.5     1.3     4.0

     Cumulative effect of change in revenue
      recognition method                          (1.8)
                                                 -----   -----   -----
     Net income                                     .7%    1.3%    4.0%
                                                 =====   =====   =====


            (The remainder of this page left intentionally blank.)

SAFE HARBOR STATEMENT

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Form 10-K containing the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions may be deemed to create forward-looking statements which, if so deemed, speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        This Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K and may relate to: (i) the ability of the company to realize increased enrollments from investments in infrastructure made over the past year; (ii) ED's enforcement or interpretation of existing statutes and regulations affecting the Company's operations; and,
(iii) the sufficiency of the Company's working capital, financings and cash flow from operating activities for the Company's future operating and capital requirements. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; issues related to the year 2000; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

        The forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at anytime at the discretion of the Company; (ii) the effect of economic conditions in the postsecondary education industry and in the nation as a whole; (iii) the effect of the competitive pressures from other educational institutions; (iv) the Company's ability to reduce staff turnover and the attendant operating inefficiencies; (v) the effect of government statutes and regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and the Company's eligibility to participate in, student financial aid programs; and (vi) the role of ED's, Congress', and the public's perception of for-profit education as it relates to changes in education regulations in connection with the reauthorization or the interpretation or enforcement of existing regulations.

USE OF ESTIMATES

        The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, primarily in the areas of provisions for uncollectable accounts, useful lives of intangible assets, and deferred income taxes. Actual results could differ from these estimates.

CURRENT TRENDS AND RECENT EVENTS

        On January 31, 1997 the Company sold its Warren, Michigan building for approximately $725,000 (the "Warren Sale"). Proceeds of $310,000 were paid to CenCor, Inc. (CenCor) for redemption of approximately 27,000 shares of Class A Preferred Stock then held by CenCor and $45,000 of accumulated preferred dividends on the Class A Preferred Stock. The Company realized a gain of $313,000 before income taxes in 1997 as a result of the Warren Sale.

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

        Payroll cost is the Company's primary expense. As the Company continues to strengthen its staff and increase program offerings in the future, especially more technical programs, this expense may continue to increase and is reflected in instruction and general administration costs.

        During 1994, the Company closed its Health Vocation Campuses at Van Nuys, California and Minneapolis, Minnesota and sold the Travel Operations Campus in Santa Ana, California. During 1996 the Company sold its Campus in
San Jose, California.   Also during 1996, the Company sold the assets of
Person/Wolinsky Associates.   During 1997 the North Hollywood Campus was moved
to a new location.

        Management of the Company currently believes that it can maintain its profitability and cash position as long as there is no disruption in the Company's current participation in the Title IV student financial assistance programs or other unanticipated set-backs. However, the Company cannot predict the activities that may or may not occur in the uncertain regulatory environment in which the proprietary vocational training industry operates. See Item 1, "Business -- Financing Student Education," and "Business -- Regulation."

OPERATING RESULTS

1997 compared to 1996

        Net income of the Company decreased $272,000 to $277,000 for the year ended December 31, 1997 compared to $549,000 for the same period in 1996. During 1997 the Company recorded a charge of $659,000, net of tax, for a cumulative change in revenue recognition. Total revenue decreased 6.0% or $2,404,000 to $37,715,000 from $40,119,000 in 1996. The assets of the CPA
Review Courses and the San Jose Campus were sold in 1996 (the "Asset Sales") and accounted for $2,337,000 of the revenue decrease. Revenue from the twelve remaining Campuses decreased $67,000 as a result of a decrease in continuing student population. Total operating expenses decreased $2,328,000 or 5.9% to $36,926,000 compared to $39,254,000 in 1996. The Asset Sales resulted in a decrease of $2,414,000 in operating expenses.

        INSTRUCTION COSTS AND SERVICES - increased $50,000 to $13,231,000 compared to $13,181,000 in 1996. The Asset Sales resulted in a decrease of $706,000 in 1997. The offsetting increase was primarily a result of increased faculty wages.

        SELLING AND PROMOTIONAL - increased $14,000 to $5,406,000 compared to $5,392,000 in 1996. The Asset Sales resulted in a decrease of $299,000 in 1997. The remaining $313,000 increase is primarily due to additional advertising and payroll expenses compared to 1996.

        GENERAL AND ADMINISTRATIVE - decreased $595,000 or 3.4% to $16,853,000 compared to $17,448,000 in 1996. The Asset Sales resulted in a decrease of $1,284,000 in 1997. The offsetting increase is primarily due to increased occupancy expenses and additional payroll expense.

        PROVISION FOR UNCOLLECTABLE ACCOUNTS - decreased $1,797,000 or 55.6% to $1,436,000 from $3,233,000 in 1996. The Asset Sales resulted in a decrease of $125,000 in 1997. The remaining decrease is due to improved collection of student notes and policy changes. The Company instituted a policy during 1996 that resulted in most students paying a portion of their tuition while they attend school. In addition, during 1997 the Company reduced the length of time students are allowed to repay the tuition not covered by student financial aid programs. These policy changes in 1997 decreased the amount of at risk money due the Company and the related write off of notes. The balance of notes receivable decreased $1,643,000 from the same period in 1996.

        INTEREST EXPENSE - increased $83,000 to $454,000 compared to $371,000 in 1996. The increase was due to the Company recording $175,000 of interest expense related to state and local tax liabilities.

        GAIN FROM SALE - In 1997, the gain from the sale of the Company's Michigan property was $313,000 before any tax effect compared to a loss of $214,000 from asset sales in 1996.

        PROVISION FOR INCOME TAXES - The Company recorded a tax benefit of $288,000 in 1997 compared to a tax benefit of $272,000 in 1996. During 1997, as a result of settlement of outstanding tax issues, the Company released book tax contingencies totaling $650,000, compared to a reduction of $667,000 in the valuation allowance recorded during 1996.

        EPS AND WEIGHTED AVERAGE COMMON SHARES - Weighted average common shares increased to 7,034,000 in 1997 from 6,967,000 in 1996 for basic earnings per share and increased to 11,115,000 in 1997 from 7,829,000 in 1996 for dilutive earnings per share. Basic EPS before accounting change was $0.28 for the year ended December 31, 1997 and $0.05 for the same period in 1996. Basic EPS is shown after a reduction for preferred stock dividends of $133,000 and an addition of $1,210,000 for the Class A preferred stock redemption in 1997 and a reduction of $216,000 for preferred stock dividends in 1996. Diluted EPS before accounting change was $0.20 for the year ended December 31, 1997, and $0.04 for the same period in 1996. Diluted EPS is shown after a reduction for preferred stock dividends of $28,000 and additions of $92,000 for convertible debt interest and $1,210,000 for the gain on the Class A preferred stock redemption in 1997 and a reduction of $216,000 for preferred stock dividends in 1996.

        CUMULATIVE EFFECT OF ACCOUNTING CHANGE - The effect of both the cumulative change for prior years and the change for the twelve months ended December 31, 1997 was to decrease net income after cumulative change in accounting principle by $670,000 ($0.09 per basic share, $0.06 per diluted share). The effect of the change on the year ended December 31, 1997 was to decrease income before cumulative effect of a change in accounting principle by $11,000. See discussion in Part II, Item 5.

1996 compared to 1995

        Net income of the Company decreased $1,050,000 to $549,000 for the year ended December 31, 1996 compared to $1,599,000 for the same period in 1995.

        Total revenue increased 2.2% or $845,000 to $40,119,000 from $39,274,000 in 1995. The Company did not receive any revenue from the Fall CPA Review Courses. Revenue from the CPA Review Courses decreased $1,636,000 to $1,278,000 in 1996 compared to revenue of $2,914,000 in 1995. Revenue for the San Jose Campus decreased $809,000 to $1,111,000 in 1996 from $1,920,000 in 1995. The assets of the CPA Review Courses and the San Jose Campus were sold in 1996 (the "Asset Sales"). Revenue from the twelve remaining Campuses increased $3,268,000 or 9.5% as a result of price increases in May 1995 and January 1996.

        Total operating expenses increased $2,419,000 or 6.6% to $39,254,000 compared to $36,835,000 in 1995.

        INSTRUCTION COSTS AND SERVICES - increased $866,000 or 7.0% to $13,181,000 compared to $12,315,000 in 1995. This is primarily due to increased wages, additional staff and faculty, and additional textbook expense.

        SELLING AND PROMOTIONAL - increased $293,000 or 5.7% to $5,392,000 compared to $5,099,000 in 1995. This increase is primarily due to additional television and newspaper advertising compared to 1995.

        GENERAL AND ADMINISTRATIVE - decreased $396,000 or 2.2% to $17,448,000 compared to $17,844,000 in 1995. This decrease is primarily due to a one-time charge in 1995 of $282,000 that was incurred due to liabilities at the Lauderdale Lakes Campus. The remaining decrease is due to reduced amortization and travel expenses.

        PROVISION FOR UNCOLLECTABLE ACCOUNTS - increased $1,656,000 or 105.0% to $3,233,000 from $1,577,000 in 1995. In the fourth quarter of 1995 a favorable adjustment of $315,000 to the bad debt reserve was made as a result of favorable litigation against ED brought by other plaintiffs in this industry. The remaining increase was due to additional financing provided by the Company's Campuses for their students since the fourth quarter of 1995. As a result, the gross value of notes receivable increased $1,043,000 from the same period in 1995. The provision for bad debt also included an increase of approximately $559,000 due to a greater number of student promissory notes being collected by the Campuses instead of a professional note-servicing agency.

The Company adopted a new policy in 1996 that all new student notes will be serviced by a professional agency that was expected to reduce future risk and required reserve ratios. See discussion in "Liquidity and Resources".

        INTEREST EXPENSE - decreased $288,000 to $371,000 from $659,000 in 1995. Reductions in debt and the related expense were responsible for the decrease.

        LOSS FROM SALE OF ASSETS - The loss from the Person/Wolinsky sale was $124,000. The loss from the sale of the San Jose Campus was $93,000 resulting in a loss of $217,000 from both sales. Both transactions were accounted for as sales of assets.

        PROVISION FOR INCOME TAXES - The Company recorded a tax benefit of $272,000 in 1996 compared to a provision of $181,000 in 1995. During 1996 the Company reduced its valuation allowance related to deferred tax assets by $667,000 as it became more likely than not the Company would realize the benefit of these deferred tax assets.

        EPS AND WEIGHTED AVERAGE COMMON SHARES - Weighted average common Shares increased to 6,967,000 in 1996 from 6,955,000 in 1995 for basic earnings per share and increased to 7,829,000 in 1996 from 7,642,000 in 1995 for diluted earnings per share. Basic EPS was $0.05 for the year ended December 31, 1996 and $0.19 for the same period in 1995. Basic EPS is shown after a reduction for preferred stock dividends of $216,000 in 1996 and a reduction of $248,000 for preferred stock dividends in 1995. Diluted EPS was $0.04 for the year ended December 31, 1996 and $0.18 for the same period in 1995. Diluted EPS is shown after a reduction for preferred stock dividends of $216,000 in 1996 and a reduction of $248,000 for preferred stock dividends in 1995.

1995 compared to 1994

        Net income increased $1,605,000 to $1,599,000 for the year ended December 31, 1995 compared to a net loss of $6,000 in 1994.

        Total revenue increased 12.1% or $4,242,000, to $39,274,000 from $35,032,000 in 1994. The 1994 revenue includes $1,135,000 for three Campuses closed or sold during 1994. Revenue for the CPA Review Course decreased 18.4% or $658,000 in 1995 to $2,914,000 from $3,572,000 in 1994. This decrease is the result of a non-recurring enrollment increase in the 1994 Spring session and downward market conditions in 1995. Revenue from the 13 Campuses increased 20.2% or $6,066,000 in 1995 as compared to 1994. This increase was the result of enrollment increases coupled with a modest price increase.

        Total operating expenses increased 7.8% or $2,662,000, to $36,835,000 in 1995 from $34,173,000 in 1994.

        INSTRUCTION COSTS AND SERVICES - increased $1,207,000 or 10.9% to $12,315,000 in 1995 compared to $11,108,000 in 1994. This increase was primarily due to additional payroll in 1995 compared to 1994. Textbook expense also increased as curriculum was updated and improved.

        SELLING AND PROMOTIONAL - increased $923,000 or 22.1% to $5,099,000 in 1995 compared to $4,176,000 in 1994. This increase was due to additional advertising and increased wages compared to 1994.

        GENERAL AND ADMINISTRATIVE - increased $763,000 or 4.5% to $17,844,000 in 1995 compared to $17,081,000 in 1994. This increase was primarily due to additional outside services, travel, and insurance compared to 1994. In addition, a provision of $282,000 was established in the first quarter of 1995 when the Company was informed that its Lauderdale Lakes Florida Campus would be required to refund Title IV funds to government agencies. Those funds had been previously disbursed to the Campus' students.

        PROVISION FOR UNCOLLECTABLE ACCOUNTS - Decreased 12.8% or $231,000 to $1,577,000 from $1,808,000 in 1994. In the fourth quarter of 1995 a favorable adjustment of $315,000 to the bad debt reserve was made as a result of favorable litigation against the ED brought by other plaintiffs in this industry. The adjustment reverses reserves established during 1994 relating to refund calculations made during 1994. The 1994 provision was favorably impacted by the recovery of approximately $495,000 of previously written off accounts. See "-- Liquidity and Capital Resources."

        INTEREST EXPENSE - Decreased 38.1% or $406,000 to $659,000 in 1995 from $1,065,000 in 1994. This decrease is due to the reduction in debt and the related debt expense. Debt was reduced in part by conversion of $3,000,000 debt to equity in 1994.

        PROVISION FOR INCOME TAXES - The Company recorded a tax provision of $181,000 in 1995 as compared to a tax benefit of $200,000 in 1994. During 1995, the Company reduced the valuation allowance related to deferred tax assets by $360,000. A valuation allowance of $667,000 remains against the portion of deferred tax assets that, using a more likely than not criterion, may not be realizable.

LIQUIDITY AND CAPITAL RESOURCES

Asset Sales

        On August 2, 1996 the assets of Person/Wolinsky Associates, a wholly owned subsidiary of the Company, were sold. As a result of the sale the Company received proceeds of $879,000. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996. The Company received the amounts due in 1996
and 1997 in connection with the sale of Person/Wolinsky assets.    The income
from the non-compete agreement is being recognized as the payments are earned over the legally enforceable period.

        On August 30, 1996 the Company sold the assets of its San Jose, California Campus. The Company received proceeds of $300,000 in 1997 for the Campus' assets.

        CenCor, which agreed to release its security interest in the Person/Wolinsky and San Jose assets and consented to such sales, received in 1996 approximately $377,000 from the sales and $75,000 from the non-compete payment in the form of redemption of approximately 40,000 shares of Class A Preferred Stock and $56,000 of accumulated dividends as a result of these transactions.

        On January 31, 1997 the Company sold its Michigan building and land for $725,000. Proceeds of $310,000 from the sale were used to redeem approximately 27,000 shares of Class A Preferred Stock held by CenCor and $45,000 of accumulated dividends.

CenCor, Inc. Agreement

        The Restructuring Agreement discussed below was effective for the period between October 30, 1992 and February 25, 1997.

        Effective October 30, 1992, the Company and CenCor entered into a Restructuring, Security and Guaranty Agreement ("Restructuring Agreement") pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor the Old Debenture in the original principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Interest on the Old Debenture accrued from October 30, 1992. The first principal and interest payment was made June 30, 1996. In addition to compounded quarterly interest, initially at 1% over the effective rate charged by the Company's bank lender, at August 31, 1997 CenCor was entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeded $3,500,000 ("Additional Payment"). The Restructuring Agreement was amended in December 1993, November 1994, and December 1996. The additional payment was reduced to $10 in the December 1996 amendment to the Restructuring Agreement.

        As a result of the Cahill Transaction entered into on February 25, 1997, discussed below, all obligations due CenCor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables in connection with interest discharged in the 1993 and 1994 amendments. As of December 31, 1997 the commitment was $11,000. The remaining commitment was fulfilled in January 1998.

Cahill, Warnock Transactions

        On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998 at an exercise price of $1.36 per share of Common Stock. Approximately $4.4 million of the Cahill-Warnock transaction funds were used to satisfy CenCor obligations. See Item 1 "Overview." The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock carrying value has been discounted. This discount is being amortized over the period from issuance until the perpetual dividends are payable in 2003 to yield a constant dividend rate of 15%. The amortization is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The amortization for the year ended December 31, 1997 was $105,000.

Bank Financing

        The Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. This facility expires on April 30, 1998. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company had not borrowed any funds under this facility as of December 31, 1997.

Cash Flows and Other

        Net cash flows provided by operating activities decreased to $1,157,000 in 1997 from $2,588,000 in 1996. The decreased cash flow is a result of less profitable operations and the timing of income tax payments.

        Capital expenditures in 1997 were $1,417,000 compared to $547,000 in 1996. For both years, expenditures were primarily for additional classroom equipment and leasehold improvements. The North Hollywood Campus was moved to a new location in 1997. Total capital expenditures for the North Hollywood Campus were $954,000 in 1997. The Company received approximately $725,000 from the sale of the Michigan property during 1997. In addition, in 1997 the Company received $300,000 for payment of a promissory note due from the sale of the San Jose, California assets. Financing activities increased cash flows $367,000 compared to a $2,004,000 decrease in 1996. This increase is due to the Cahill Transaction that occurred on February 25, 1997. The Company believes that existing future commitments will be paid from cash provided by operating activities, cash on hand, and if necessary, the existing credit facility.

CONTINGENCIES

        The Company generally relies on the availability of various federal and state student financial aid award programs to provide funding for students attending the Campuses. The Company also relies on the availability of lending institutions willing to participate in these programs and to grant loans to these students. Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. If the Company should fail to materially comply with such regulations at any of the Campuses, such failure could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. The Company is not aware of any material violation of these regulations.

        The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the Family Federal Education Loan (the "FFEL") Program and that it could not apply to regain eligibility until at least October of 1999. The Campus did not maintain loan eligibility because its Cohort Default Rates for one of the last three consecutive published years, 1992, 1993, and 1994, was not below 25%. In anticipation of the loss of the FFEL Program, the Campus had previously arranged, through effective contingency planning, alternative sources of financing for its students. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing. The student population of the San Diego Campus was 200 or approximately 6 percent of the Company's total student population as of December 31, 1997. The Company is uncertain if enrollment at the San Diego Campus will materially change.

        In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. The Company is cooperating with the FTC to the fullest extent possible, and believes it has not engaged in any activity that would violate FTC regulations. The Company believes the inquiry is one of several being conducted by the FTC pertaining to vocational postsecondary training institutions. There is not sufficient information available at this stage to determine the outcome or financial impact on the Company, if any.

        During July 1993, former students of the Jacksonville, Florida Campus filed lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. (See Item 3, "Legal Proceedings.")

        In 1994, ED established a policy of recertifying all schools participating in Title IV programs every five years. Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida have received provisional certification. The remaining Campuses received full certification. Provisional certification limits the Campus's ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines.
The provisional certifications expire in 1998, at which time the Campuses will again go through the process of recertification. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

        On May 31, 1990, a wholly-owned subsidiary of the Company, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc. ("SCI"), a proprietary, postsecondary vocational home-study school specializing in paralegal education, for a total investment of $5,383,000. The acquisition was accounted for as a purchase and after the acquisition the school was operated as Southern Career Institute.

        In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the ED alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the ED discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the amount on deposit in the SCI bank account.

        In December 1996, SCI was informed verbally that the matter had been referred to the ED's General Counsel. In September of 1997, SCI received correspondence from the ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,654,592. SCI has notified the ED that it disputes these claims, and SCI is pursuing negotiations with the ED in an effort to resolve the claims.

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

        In light of applicable corporate law, which limits the liability of stockholders and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, management believes that the Company is not liable for debts of SCI. Therefore, if SCI is required to pay the ED's claims it is the opinion of management it will not have a material adverse impact on the Company's financial condition or its results of operations. In addition, in light of applicable statutory and regulatory provisions existing in 1991 and the ED's interpretation of those provisions, it is the opinion of management that any debt SCI might be determined to owe to the ED should have no impact on the existing participation of the Campuses in Federal Financial Aid programs.

YEAR 2000 DISCLOSURE

        The Company has assessed and continues to assess the impact of the "year 2000 issue" on its computer systems. Many computer systems and applications currently use two-digit date fields to designate a year. In such systems, the "year 2000 issue" exists because date sensitive computer systems will recognize the year 2000 as the year 1900 or not at all. The Company is evaluating whether modification or replacement of its software is necessary
for its computer systems to function properly after the year 2000.    The
Company uses personal computers (based on Microsoft operating systems) for both operational and classroom purposes. In the normal course of business, the Company has scheduled an upgrade of its operational system during 1998, including replacing both hardware and software. The Company uses major third party vendors for its accounting systems and for its payroll processing. Both vendors notified the Company they are "year 2000" compliant. The Company's financial activity is concentrated with the Department of Education and major banking and other financial institutions located within the United States. The Company believes that after its planned upgrade, its operational system will also be compliant. The Company does not believe that any modification of existing software or conversion to new software as a direct result of the "year 2000 issue" will result in a material cost or pose a significant operational problem for its computer system.

NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 130. In June 1997, the Financial Accounting Standards Board ("the "FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and display of comprehensive income (the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources including all changes in equity other than those resulting from investments by and distributions to owners.) FAS 130 is effective for fiscal years beginning after December 31, 1997. The Company does not currently have significant non-owner sourced changes in its net assets and accordingly, management does not expect adoption of FAS 130 to have a material impact on the Company's financial statements.

        Statement of Financial Accounting Standards No. 131.   In June 1997,
the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS
131). FAS 131 establishes standards for the manner in which published business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not believe its adoption will have any impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK.

        Not required.







          (The remainder of this page was left blank intentionally.)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                PAGE
                                                                ----
    Concorde Career Colleges, Inc. and Subsidiaries:

    Report of Independent Accountants.                          II-13

    Consolidated Balance Sheet--December 31, 1997 and 1996.     II-14

    Consolidated Statement of Operations--For the Three Years
         Ended December 31, 1997                                II-16

    Consolidated Statement of Cash Flows--For the Three Years
         Ended December 31, 1997                                II-18

    Consolidated Statement of Changes In Stockholders'
         Equity--For the Three Years Ended December 31, 1997    II-19

     Notes to Consolidated Financial Statements--For the Three
         Years Ended December 31, 1997                          II-20







          (The remainder of this page was left blank intentionally.)

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Concorde Career Colleges, Inc., and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Concorde Career Colleges, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company changed its method of recognizing tuition revenue in 1997.





PRICE WATERHOUSE LLP

Kansas City, Missouri
March 12, 1998









          (The remainder of this page was left blank intentionally.)

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1997 AND 1996

                                    ASSETS
                                                 1997            1996
                                                 ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                  $ 5,393,000     $ 4,261,000
  Net receivables  (Note 4)
     Accounts receivable                      10,523,000      10,171,000
     Notes receivable                          3,758,000       4,392,000
     Allowance for uncollectable accounts     (1,309,000)     (1,645,000)
                                             -----------     -----------
                                              12,972,000      12,918,000
  Recoverable income taxes                       340,000
  Deferred income taxes (Note 8)                 916,000         916,000
  Supplies and prepaid expenses                  794,000         732,000
                                             -----------     -----------
       Total current assets                   20,415,000      18,827,000

FIXED ASSETS, NET  (Note 5)                    2,533,000       2,539,000

INTANGIBLE ASSETS, NET (Note 3)                  594,000         768,000
                                             -----------     -----------

OTHER ASSETS:
  Long-term notes receivable (Note 4)          1,992,000       3,001,000
  Allowance for uncollectable notes (Note 4)    (616,000)     (1,243,000)
  Other                                          383,000         390,000
  Deferred income taxes (Note 8)                 223,000
                                             -----------     -----------
       Total other assets                      1,982,000       2,148,000
                                             -----------     -----------
                                             $25,524,000     $24,282,000
                                             ===========     ===========




The accompanying notes are an integral part of these consolidated statements.

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1997 AND 1996

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             1997            1996
                                                             ----            ----
CURRENT LIABILITIES:
  Deferred student tuition                               $10,878,000     $ 9,987,000
  Current debt due related party (Note 7)                                    400,000
  Accrued salaries and wages                                 821,000         862,000
  Accrued interest                                           190,000
  Current income taxes payable                                               439,000
  Accounts payable and other accrued
   liabilities (Note 6)                                    3,040,000       2,731,000
                                                         -----------     -----------
       Total current liabilities                          14,929,000      14,419,000

LONG-TERM LIABILITIES                                        360,000         385,000
DEFERRED INCOME TAXES (Note 8)                                               287,000
SUBORDINATED DEBT DUE TO RELATED PARTY CENCOR                              2,419,000
SUBORDINATED DEBT DUE TO RELATED PARTY CAHILL-WARNOCK      3,500,000
                                                         -----------     -----------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, 9, and 11)

STOCKHOLDERS' EQUITY (Note 7):

  Preferred Stock, ($.10 par value, 600,000
   shares authorized)
    Class A, 260,385 shares issued and outstanding                            26,000
    Class B, 55,147 shares issued and outstanding              6,000

  Common stock, $.10 par value, 19,400,000 shares
    authorized, 7,129,976 shares issued and 7,103,176
    shares outstanding in 1997 (6,993,376 shares
    issued and 6,966,576 shares outstanding in 1996)         713,000         699,000
  Capital in excess of par                                 8,000,000       7,736,000
  Accumulated deficit                                     (1,923,000)     (1,628,000)
  Less-treasury stock, 26,800 shares, at cost                (61,000)        (61,000)
                                                         -----------     -----------
       Total stockholders' equity                          6,735,000       6,772,000
                                                         -----------     -----------
                                                         $25,524,000     $24,282,000
                                                         ===========     ===========


The accompanying notes are an integral part of these consolidated statements.

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                               YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1997            1996            1995
                                                         ----            ----            ----
NET REVENUES                                         $37,715,000     $40,119,000     $39,274,000

COSTS AND EXPENSES:
  Instruction costs and services                      13,231,000      13,181,000      12,315,000
  Selling and promotional                              5,406,000       5,392,000       5,099,000
  General and administrative                          16,853,000      17,448,000      17,844,000
  Provision for uncollectable accounts                 1,436,000       3,233,000       1,577,000
                                                     -----------      ----------     -----------
        Total Expenses                                36,926,000      39,254,000      36,835,000
                                                     -----------      ----------     -----------

OPERATING INCOME                                         789,000         865,000       2,439,000

INTEREST EXPENSE                                         454,000         371,000         659,000
                                                     -----------      ----------     -----------

INCOME BEFORE INCOME TAXES AND GAIN (LOSS) ON SALE       335,000         494,000       1,780,000

GAIN (LOSS) ON SALE OF ASSETS                            313,000        (217,000)
                                                     -----------      ----------     -----------

INCOME BEFORE INCOME TAXES                               648,000         277,000       1,780,000

PROVISION (BENEFIT) FOR INCOME TAXES                    (288,000)       (272,000)        181,000
                                                     -----------      ----------     -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                     936,000         549,000       1,599,000

CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31,
1996) OF CHANGE IN REVENUE RECOGNITION METHOD,
NET OF TAX                                              (659,000)
                                                     -----------      ----------     -----------

NET INCOME                                              $277,000        $549,000      $1,599,000
                                                     ===========      ==========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                7,034,000       6,967,000       6,955,000
  Diluted                                             11,115,000       7,829,000       7,642,000

BASIC EARNINGS PER SHARE: (Note 10)

  Income before cumulative effect of change in
    accounting principle                             $       .28     $       .05     $       .19
  Cumulative effect on prior years
   (to December 31, 1996) of change in revenue
   recognition method                                       (.09)
                                                     -----------      ----------     -----------

NET INCOME PER SHARE                                 $       .19     $       .05     $       .19
                                                     ===========      ==========     ===========


                                 (Continued)

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                               YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            1997       1996          1995
                                                            ----       ----          ----
DILUTED EARNINGS PER SHARE: (Note 10)

  Income before cumulative effect of change
   in accounting principle                               $    .20    $    .04    $      .18
  Cumulative effect on prior years (to December
   31, 1996) of change in revenue recognition method         (.06)
                                                         --------    --------    ----------

NET INCOME PER SHARE                                     $    .14    $    .04    $      .18
                                                         ========    ========    ==========

PRO FORMA AMOUNTS ASSUMING THE NEW METHOD OF
RECOGNIZING REVENUE IS APPLIED RETROACTIVELY (NOTE 2):

        Net Income                                       $936,000    $546,000    $1,584,000
        Net Income Per Common Share:

               Basic                                     $    .28    $    .05    $      .19
                                                         ========    ========    ==========
               Diluted                                   $    .20    $    .04    $      .17
                                                         ========    ========    ==========

The accompanying notes are an integral part of these consolidated statements.




            (The remainder of this page left intentionally blank.)

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                       YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                1997            1996             1995
                                                                ----            ----             ----
CASH FLOWS -- OPERATING ACTIVITIES:
  Net income.                                                $  277,000      $  549,000      $ 1,599,000
  Adjustments to reconcile net income to net cash
    provided by operating activities--
  Loss (gain) on sale of assets                                (313,000)        217,000
  Depreciation and amortization.                              1,185,000       1,306,000        1,410,000
  Provision for uncollectable accounts                        1,436,000       3,233,000        1,577,000
  Cumulative effect of change in accounting principle           659,000
  Deferred income taxes                                         (89,000)     (1,149,000)        (643,000)
  Change in assets and liabilities--
  (Increase) decrease in receivables, net                    (1,408,000)     (1,821,000)          12,000
  Decrease in deferred student tuition                         (189,000)         (5,000)        (118,000)
  Other changes in assets and liabilities, net                  378,000         290,000        1,383,000
  (Decrease) increase in income taxes payable/recoverable      (779,000)        (32,000)         622,000
                                                             ----------      ----------      -----------
        Total adjustments                                       880,000       2,039,000        4,243,000
                                                             ----------      ----------      -----------
  Net operating activities                                    1,157,000       2,588,000        5,842,000
                                                             ----------      ----------      -----------

CASH FLOWS -- INVESTING ACTIVITIES:
  Proceeds from sale of assets                                1,025,000         929,000
  Capital expenditures                                       (1,417,000)       (547,000)        (558,000)
                                                             ----------      ----------      -----------
        Net investing activities                               (392,000)        382,000         (558,000)
                                                             ----------      ----------      -----------
CASH FLOWS -- FINANCING ACTIVITIES:
  Principal payments on debt                                 (2,819,000)     (1,552,000)      (3,171,000)
  Preferred stock redemption                                 (1,769,000)       (452,000)
  Class B preferred stock issued, net                         1,441,000
  Subordinated debt issued to Cahill/Warnock                  3,500,000
  Stock options exercised                                        14,000
                                                             ----------      ----------      -----------
        Net financing activities                                367,000      (2,004,000)      (3,171,000)
                                                             ----------      ----------      -----------
NET INCREASE IN CASH &
  CASH EQUIVALENTS                                            1,132,000         966,000        2,113,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              4,261,000       3,295,000        1,182,000
                                                             ----------      ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $5,393,000      $4,261,000       $3,295,000
                                                             ==========      ==========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
  Interest                                                   $  264,000      $  230,000       $  297,000
  Income taxes                                               $  653,000      $  901,000       $  189,000
CASH RECEIVED DURING THE YEAR FOR:
  Interest                                                   $  468,000      $  427,000       $  331,000

The accompanying notes are an integral part of these consolidated statements.

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                          FOR THE THREE YEARS ENDED
                              DECEMBER 31, 1997

                                                               Capital
                                        Preferred   Common    in Excess    Accumulated    Treasury
                                          Stock     Stock       of Par       Deficit        Stock
BALANCE, December 31, 1994               $30,000   $698,000   $8,128,000   $(3,720,000)   $(61,000)
  Net Income                                                                 1,599,000
                                         -------   --------   ----------   -----------    --------
BALANCE, December 31, 1995                30,000    698,000    8,128,000    (2,121,000)    (61,000)
  Net Income                                                                   549,000
  Preferred Stock Redemptions             (4,000)               (392,000)      (56,000)
  Stock Options Exercised                             1,000
                                         -------   --------   ----------   -----------    --------

BALANCE, December 31, 1996                26,000    699,000    7,736,000    (1,628,000)    (61,000)
  Net Income                                                                   277,000
  Class A Preferred Stock Redemption     (26,000)             (1,276,000)
  Class A Preferred Dividend Payments                                         (467,000)
  Class B Preferred Stock Issuance         6,000               1,435,000
  Class B Preferred Stock Accretion                              105,000      (105,000)
  Stock Options Exercised                            14,000
                                         -------   --------   ----------   -----------    --------


BALANCE, December 31, 1997               $ 6,000   $713,000   $8,000,000   $(1,923,000)   $(61,000)
                                         =======   ========   ==========   ===========    ========


The accompanying notes are an integral part of these consolidated statements.







          (The remainder of this page was left blank intentionally.)

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1997

1. BASIS OF PRESENTATION AND TRANSACTIONS WITH CENCOR, INC.:

Basis of Presentation

        Concorde Career Colleges, Inc. ("Concorde") and Subsidiaries (the "Company") owns and operates proprietary, post-secondary schools which offer career training designed to provide primarily entry-level skills readily needed in the allied health field. The Company's Campuses offer vocational training programs in six states, California, Colorado, Florida, Missouri, Oregon, and Tennessee (the "Campuses"). The Company previously offered review courses for the Certified Public Accountants ("CPA") Examination which accounted for 3.2%, and 7.4% of the Company's revenues for the year ended December 31, 1996 and 1995, respectively. Prior to March 31, 1988, the Company was a division of CenCor, Inc. ("CenCor"). Assets acquired from CenCor and liabilities assumed were reflected at the predecessor division's historical cost.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Concorde and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Transactions with CenCor, Inc.

        The Chairman of the Board of the Company is also the Chairman of the Board, President and Treasurer of CenCor. As a result of a refinancing on February 25, 1997, the Company paid approximately $4,409,000 to CenCor. This payment satisfied all debts and obligations owned by the Company to CenCor except for an obligation to convey "written-off" receivables (See Note 7). The obligation was $11,000 at December 31, 1997 and was fulfilled in January 1998.

        The Company under an agreement effective October 1995 subleases space to CenCor. The agreement expires October 1998. The Company and CenCor do not allocate charges to each other, otherwise share expenses, or have balances owing to each other except debt balances as stated in Note 7.

Asset Dispositions

        On August 2, 1996 the Company sold the assets of Person/Wolinsky Associates, a wholly owned subsidiary. As a result of the sale the Company received cash proceeds of $879,000. The loss from the sale was $124,000 before income taxes. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996. The
first two $75,000 payments were received as scheduled.    The income from the
non-compete agreement is being recognized as the payments are earned over the legally enforceable period.

        On August 30, 1996 the Company sold the assets of its San Jose, California Campus. The Company received $50,000 cash and a promissory note that was due and paid on February 28, 1997 for $300,000 which was included in accounts receivable at December 31, 1996. The loss on the sale was $93,000.

        In conjunction with these 1996 asset sales, proceeds of $377,000 and $75,000 from the non-compete payment were paid to CenCor in 1996 for redemption of 40,000 shares of Class A Preferred Stock and $56,000 of accumulated dividends on the Class A Preferred Stock.

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

2.  SUMMARY OF ACCOUNTING POLICIES:

Recognition of Revenue

        During the third quarter of 1997 the Company changed its method of recognizing tuition revenue. Under the new method, tuition revenue is deferred and recognized ratably over the period of the program. The Company previously used a method in which a portion of tuition revenue was recognized in the month a student began attending classes to offset the costs incurred in obtaining the new student. The remaining tuition revenue was deferred and recognized over the term of the program. The Company believes the new method of revenue recognition is more representative of current industry practice and is a preferable accounting method.

        The effect of both the cumulative change for prior years and the change for the year ended December 31, 1997 was to decrease net income after cumulative change in accounting principle by $670,000 ($0.09 per basic share and $0.06 per diluted share). The cumulative effect on income of the change on prior years (after reduction for income taxes of $421,000) was a reduction of $659,000. The effect of the change on the year ended December 31, 1997 was to decrease income before cumulative effect of a change in accounting principle by $11,000.

        Most students enrolled at schools, subject to curriculum accreditation, utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 1997 management estimates that 81 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 19 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

        The Company charges earnings for the amount of estimated uncollectable accounts based upon current collection trends. However, unpaid balances are usually written-off 180 days after the student withdraws or graduates from the School and/or ceases to make payments. Internal collection efforts, as well as outside professional services, are used to pursue collection of delinquent accounts.

        All student recruitment and advertising costs are expensed as incurred. Advertising expenses were $3,225,000, $3,037,000, and $2,820,000 in 1997, 1996, and 1995, respectively.

Presentation

        In 1997, the Company offset a portion of accounts receivable by the amount of deferred student tuition related to students who have not yet started their program of study. The Company believes this classification is a better representation of accounts receivables and deferred tuition since these students have not started class and still have the option of canceling with no obligation and is more representative of current industry practice. This change reduced current assets and current liabilities by $4,890,000 and $6,585,000 at December 31, 1997 and 1996, respectively. This change has also been reflected in the statement of cash flows for all years presented. In addition, certain prior year amounts in the statement of operations have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

        Cash and cash equivalents are those items with maturity of three months or less. Generally cash equivalents are represented by money market funds or treasury bills that are carried at cost, which approximates fair value, on the Company's balance sheet.

Accounts Receivable and Notes Receivable

        Accounts receivables are amounts due from students that are expected to be paid through the use of federal and state sources of funds.

        Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates. It is not practicable to determine the fair value of notes receivables without incurring excessive costs. The Company has no quoted market prices or dealer quotes to compare similar loans made to borrowers with similar credit ratings. In addition, the Company cannot readily establish a pattern of future cash flows to estimate fair value. However, management believes that the carrying amounts (net of allowance for doubtful accounts) recorded at December 31, 1997 are not impaired and are not materially different from their corresponding fair values.

        During and since 1993 the Company had lending institutions or lenders of last resort access at all of its Campuses. The Company continues to finance a portion of certain students' tuition not covered by student financial aid programs. Beginning with the fourth quarter of 1995 the Company instituted a plan to decrease its reliance on Title IV funding. In addition to seeking alternative sources of financing for its students, the Campuses began financing a larger portion of the tuition for most students with promissory notes. Prior to 1996, promissory notes issued by the Campuses for student tuition were generally due over 60 months, most bearing interest of 7 to 12 percent, with payments generally scheduled to commence 30 days after program completion. Beginning in 1996, promissory notes issued by the Campuses are generally for a lesser amount and due over 24 months, bearing interest of seven percent, with payments beginning when the student starts class. During 1997 the Company further reduced the length of time students are generally allowed to repay the tuition not covered by student financial aid programs.

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

Income Taxes

        The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. Deferred tax expense (benefit) is generally the result of changes in the deferred tax assets and liabilities.

Acquisitions

        All prior period acquisitions have been accounted for by the purchase method, under which a portion of the purchase price is assigned to net tangible assets acquired to the extent of their estimated values. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The excess of the purchase price over net tangible assets acquired is being charged to income over 5 to 40 years. The total amount of amortization charged to income was $174,000 in 1997, $223,000 in 1996, and $352,000 in
1995.

3.  INTANGIBLE ASSETS:

     Intangible assets consist of the following
      at December 31:                            1997            1996
                                                 ----            ----
        Goodwill                              $1,511,000      $1,511,000
        Other Intangible assets                  222,000       1,077,000
                                              ----------      ----------
        Total Intangible assets                1,733,000       2,588,000
        Less accumulated amortization          1,139,000       1,820,000
                                              ----------      ----------
                Net intangibles               $  594,000      $  768,000
                                              ==========      ==========

4.  RECEIVABLES:

     Current receivables consist of the following
      at December 31:                            1997            1996            1995
                                                 ----            ----            ----
        Accounts receivable                   $10,523,000     $10,171,000     $11,799,000
        Notes receivable                        3,758,000       4,392,000       3,188,000
        Allowance for uncollectable accounts   (1,309,000)     (1,645,000)     (1,394,000)
                                              -----------     -----------     -----------
        Receivables                           $12,972,000     $12,918,000     $13,593,000
                                              ===========     ===========     ===========

Changes in the allowance for uncollectable accounts were as follows for the year ended December 31:

                                                 1997            1996            1995
                                                 ----            ----            ----
        Beginning balance                     $1,645,000      $1,394,000      $2,491,000
        Provision for uncollectable
         accounts                              1,299,000         952,000         158,000
        Charge-offs                           (1,635,000)       (701,000)     (1,255,000)
                                              ----------      ----------      ----------
                                              $1,309,000      $1,645,000      $1,394,000
                                              ==========      ==========      ==========

Long term notes receivable consist of the following at December 31:

                                                 1997            1996            1995
                                                 ----            ----            ----
        Notes receivable                      $1,992,000      $3,001,000      $3,204,000
        Allowance for uncollectable notes       (616,000)     (1,243,000)       (709,000)
                                              ----------      ----------      ----------
        Net Long Term Notes Receivable        $1,376,000      $1,758,000      $2,495,000
                                              ==========      ==========      ==========

Changes in the allowance for uncollectable notes were as follows for the year ended December 31:

                                                 1997            1996            1995
                                                 ----            ----            ----

        Beginning balance                     $1,243,000      $  709,000      $  383,000
        Provision for uncollectable notes        137,000       2,281,000       1,419,000
        Charge-offs                             (764,000)     (1,747,000)     (1,093,000)
                                              ----------      ----------      ----------
                                              $  616,000      $1,243,000      $  709,000
                                              ==========      ==========      ==========

5.   FIXED ASSETS:

     Fixed assets consist of the following
      at December 31:                            1997            1996
                                                 ----            ----
        Furniture and equipment               $4,257,000      $ 8,785,000
        Leasehold improvements                2,437,000         2,534,000
        Buildings and land                                        490,000
                                             ----------       -----------
          Gross fixed assets                  6,694,000        11,809,000
        Less Accumulated depreciation
          and amortization                    4,161,000         9,270,000
                                             ----------       -----------
        Net fixed assets                     $2,533,000       $ 2,539,000
                                             ==========       ===========

        The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for these leases was $2,647,000 in 1997, $2,640,000 in 1996, and $2,743,000 in 1995. Aggregate
minimum future rentals payable under the operating leases at December 31, 1997, were:

               1998                            $2,249,000
               1999                             1,528,000
               2000                             1,407,000
               2001                             1,148,000
               2002                             1,014,000
               2003 and thereafter              4,189,000

6.  ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES:

    Accounts Payable and Other Accrued Liabilities consist of the following at December 31:

                                                       1997            1996
                                                       ----            ----
        Accounts payable                            $1,073,000      $  951,000
        Accrued vacation                               480,000         440,000
        Other accrued liabilities                      429,000         589,000
        Accrued compensation (other than
         salaries and wages)                           227,000         183,000
        Accrued other taxes                            580,000         484,000
        Accrued health expense                         251,000          84,000
                                                    ----------      ----------
        Accounts payable and accrued liabilities    $3,040,000      $2,731,000
                                                    ==========      ==========


            (The remainder of this page left intentionally blank.)

7. LONG-TERM DEBT AND REFINANCING:

   Long-term debt consists of the following at
   December 31:                                      1997            1996
                                                     ----            ----
        Junior secured debenture, variable
          interest rate not to exceed 12 percent,
          due 1996 through 1998                                   $2,574,000
        Unsecured note payable to CenCor, 7%,
         due in 1998                                                 245,000
        Secured debenture, five percent,
         due February 2003                         3,500,000
                                                  ----------      ----------
          Total                                    3,500,000       2,819,000
        Less--current maturities                                     400,000
                                                  ----------      ----------
          Total long-term debt                    $3,500,000      $2,419,000
                                                  ==========      ==========

CenCor, Inc. Agreements

        The Restructuring Agreement discussed below was effective for the period between October 30, 1992 and February 25, 1997.

        Effective October 30, 1992, the Company and CenCor entered into a Restructuring, Security and Guaranty Agreement ("Restructuring Agreement") pursuant to which the Company was released from its obligations relating to assumed subordinated indebtedness issued by CenCor. As consideration for the release, the Company issued to CenCor the Old Debenture in the original principal amount of $5,422,307, representing the full principal amount of the assumed subordinated debt and accrued interest through October 30, 1992. Interest on the Old Debenture accrued from October 30, 1992. The first principal and interest payment was made June 30, 1996. In addition to compounded quarterly interest, initially at 1% over the effective rate charged by the Company's bank lender, at July 31, 1997 CenCor was entitled to an amount equal to 25% of the amount by which the "market capitalization" of the Company exceeded $3,500,000 ("Additional Payment"). The Restructuring Agreement was amended in December 1993, November 1994, and December 1996. The Additional Payment was reduced to $10 in the December 1996 amendment to the Restructuring Agreement.

        As a result of the Cahill Transaction entered into on February 25, 1997, discussed below, all obligations due CenCor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables in connection with interest discharged in the 1993 and 1994 amendments. The balance due CenCor at December 31, 1997 was $11,000. The remaining balance was fulfilled in January 1998.

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

        The Voting Preferred Stock has the right to vote, as a class with the Common Stock (with each share of Voting Preferred Stock having the equivalent voting power of 20 shares of Common Stock), on all matters presented to holders of Common Stock. Each share of Voting Preferred Stock is convertible into 20 shares of Common Stock at the election of the holder for no additional consideration. The Voting Preferred Stock is entitled to a 12% annual dividend beginning February 25, 2001 and a 15% annual dividend beginning February 25, 2003. The Voting Preferred Stock is mandatorily convertible into Common Stock upon the successful completion by the Company of a common equity offering greater than $20 million at a price greater than $4 per share of Common Stock. Cahill-Warnock also has certain preemptive rights in future issuance's of stock by the Company.

        The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being amortized over the period from issuance until the perpetual dividends are payable in 2003 to yield a constant dividend rate of 15%. The amortization is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The amortization for the year ended December 31, 1997 was $105,000.

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

        The Voting Preferred Stock held by Cahill-Warnock and New Debenture are also entitled to certain registration rights for the underlying Common Stock.

        As part of the Cahill Transaction, the Board of Directors of the Company was increased from three to six members, with Cahill-Warnock having the right to nominate two Directors. The sixth Director is Dr. Robert Roehrich, the Company's President and Chief Executive Officer effective April 1, 1997.

        Pursuant to a Stockholders' Agreement among Cahill-Warnock, Messrs. Brozman and Seward, the Robert F. Brozman Trust (who at the time of the agreement, together, held an aggregate of 52.8% of the outstanding Voting Securities and options to purchase 1,000,000 shares of Common Stock) and the Company, such holders have agreed to certain restrictions on the transfer of Voting Securities held by them.

        In connection with these transactions, the Company incurred $118,000 of stock and debt issuance costs. Stock issuance costs of $59,000 were applied against the stock proceeds and the remainder was deferred and is being amortized over the term of the debt.

        Pursuant to the December 1996 amendment with CenCor, the Company used approximately $4.4 million of the funds from the Cahill Transaction to redeem the 260,385 outstanding shares of its Class A Preferred Stock and $438,000 of accumulated dividends and its $2.4 million debenture principal, accrued interest, and certain unsecured obligations which were held by CenCor (the "CenCor Repayment").

Other

        In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. This facility expires on April 30, 1998. Funds borrowed under this facility will be used for working capital purposes. This facility has an interest rate of prime plus one percent and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of subsidiaries. The Company has not borrowed any funds under this facility as of December 31, 1997.

        Based on the terms of the Company's debt, management estimates that the carrying values of debt at December 31, 1997 and December 31, 1996 are not materially different from their corresponding fair value.

        The Company has a letter of credit outstanding in the amount of $321,500. The letter of credit is to comply with United States Department of Education ("ED") Regulations and is secured by a certificate of deposit in the amount of $321,500.

8. INCOME TAXES:

        The income tax provision (benefit), excluding the cumulative effect of a change in accounting method, for the three years ended December 31, 1997, consist of the following:

                                            1997           1996          1995
                                            ----           ----          ----
        Current tax expense (benefit)
           Federal                       $(210,000)    $  769,000      $ 765,000
           State                            11,000        108,000         48,000
                                         ---------     ----------      ---------
                                          (199,000)       877,000        813,000
        Deferred tax expense (benefit)
           Federal                        (134,000)    (1,110,000)      (596,000)
           State                            45,000        (39,000)       (36,000)
                                         ---------     ----------      ---------
                                           (89,000)    (1,149,000)      (632,000)
                                         ---------     ----------      ---------
        Tax provision (benefit)          $(288,000)    $ (272,000)     $ 181,000
                                         =========     ==========      =========

        The Company's effective income tax expense (benefit) rate, excluding the cumulative effect of a change in accounting method, differs from the federal statutory rate of 34% for the three years ended December 31, 1997 as follows:

                                                1997          1996         1995
                                                ----          ----         ----
        Provision at federal statutory rate  $ 220,000     $  94,000    $ 605,000
        State taxes, net of federal benefit     36,000        49,000        7,000
        Goodwill amortization                   39,000        59,000       29,000
        Tax contingency release               (650,000)
        Fixed assets basis adjustment                        176,000
        Valuation allowance release                         (667,000)    (360,000)
        Other, net                              67,000        17,000     (100,000)
                                             ---------     ---------    ---------
                                             $(288,000)    $(272,000)   $ 181,000
                                             =========     =========    =========

        During the third quarter of 1997, the Company and the Internal Revenue Service signed agreements relating to outstanding tax issues for tax years 1988 through 1992. During the course of this examination, which was initiated in 1992, the Company recorded loss contingencies for additional interest and income taxes. As a result of the final agreement, the Company released tax contingencies during 1997 of $650,000.

        During 1996 and 1995, the Company reduced the valuation allowance related to deferred tax assets of $667,000 and $360,000, respectively, as it became more likely than not the Company would realize the benefit of the corresponding deferred tax assets.

        Deferred tax assets and liabilities consisted of the following at December 31:

                                                1997         1996         1995
                                                ----         ----         ----
        Credit losses                       $  693,000    $1,175,000   $  727,000
        Deferred student tuition               396,000
        Depreciation and amortization          150,000        90,000       37,000
        Other expenses currently deductible
          for financial reporting
          purposes but not for tax             365,000       343,000      280,000
                                            ----------    ----------   ----------
            Gross assets                     1,604,000     1,608,000    1,044,000
        Valuation allowance                                              (667,000)
                                            ----------    ----------   ----------
            Net assets                       1,604,000     1,608,000      377,000

                                                1997         1996         1995
                                                ----         ----         ----
        Other expenses currently deductible
         for tax but not for financial
         reporting purposes                    (465,000)   (979,000)    (897,000)

                        Net                  $1,139,000   $ 629,000    $(520,000)
                                             ==========   =========    =========

        At December 31, 1997, deferred tax assets included $1,186,000 current assets and $418,000 non-current assets and deferred tax liabilities included $270,000 current liabilities and $195,000 non-current liabilities. Current assets and current liabilities were combined as were non-current assets and non-current liabilities for financial statement presentation.

        At December 31, 1996, deferred tax assets included $916,000 current assets and $692,000 non-current assets. The non- current assets were combined with the $979,000 of non-current deferred tax liabilities for financial statement presentation.

9.  STOCK OPTION PLANS:

        The Company has an incentive stock option plan (the "1988 Option Plan") approved in 1988 and amended in 1989 authorizing issuance of 600,000 shares of its common stock to certain officers and employees of the Company. Options are granted at fair market value on the date of grant for a term of not more than ten years. In 1994 the Company's Compensation Committee (the "Compensation Committee") awarded to an officer of the Company the option to purchase 750,000 shares pursuant to a stock option plan (the "1994 Option Plan") which was approved at the 1994 stockholders meeting. Under the option's terms, the officer was granted the right to immediately exercise a portion of the option to purchase 300,000 shares (granted at 110% of fair market value). Vesting of the right to purchase the remaining 450,000 shares was based on performance of the Company through 1996. Of the shares subject to annual performance vesting, 150,000 shares failed to vest and lapsed in 1994, as the Company did not attain required performance objectives. These shares were returned to the plan for future issuance. The Company met the performance criteria during 1995 and 1996. As a result 150,000 shares were vested in each year and the Company recognized additional compensation expense of $113,000 in 1996 and $71,000 in 1995. In 1997 the Compensation Committee awarded the same officer the option to purchase an additional 400,000 shares at an excise price of $1.09. The market value on the date of grant was $0.99. Under the terms of the option, the officer was granted the right to immediately exercise a portion of the option (80,000 shares). Vesting of the right to purchase the remaining 320,000 shares is based upon lapse of time through the next four years.

        Also during 1997, the Compensation Committee awarded another officer of the Company the option to purchase 575,000 shares pursuant to a non-qualified stock option agreement (the "NQSO"). Under the agreement the officer was granted the right to immediately exercise 115,000 shares at an exercise price of $1.00. The right to exercise the remaining shares vests ratably over the next four years at an exercise price of $1.375. The market value on the date of grant was $1.375. The Company recognized $43,000 of compensation expense in 1997.

        The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the 1988 Option Plan as the exercise price equals the stock price on the date of grant. Compensation expense has been recorded for the 1994 Option Plan performance based options and the 1997 NQSO as noted above. Had compensation expense been determined for stock options granted in 1997, 1996, and 1995 based on the fair value at grant dates consistent with Statement of Financial Accounting Standards ("SFAS 123") "Accounting for Stock Based Compensation," the Company's pro forma net income before cumulative accounting change and basic and diluted earnings per share for the three years ended December 31, 1997, 1996, and would have been as presented below:

                                                  Pro forma EPS
                                         Twelve Months Ended December 31,
                                      -------------------------------------
                                         1997          1996         1995
                                         ----          ----         ----
Pro forma income before cumulative
change in accounting principle        $  355,000    $ 492,000    $1,568,000
                                      ==========    =========    ==========
Pro forma Basic Earnings Per Share    $     0.20    $    0.04    $     0.19
                                      ==========    =========    ==========
Pro Forma Diluted Earnings Per Share  $     0.15    $    0.04    $     0.17
                                      ==========    =========    ==========

        The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995:

                                                 1997    1996    1995
                                                 ----    ----    ----
        Weighted average expected life (years)      6       6       6
        Expected Volatility                        98%     87%     87%
        Annual Dividend per share                 -0-     -0-     -0-
        Risk free interest rate                  5.74%   6.25%   6.25%
        Weighted average fair value of
         options granted                        $0.98   $0.73   $0.46

        The following table reflects activity in options for the three-year period ended.

                                                 Weighted-Average
        Stock Options           Number of Shares  Exercise Price   Option Price Per Share
------------------------------- ---------------- ----------------  ----------------------
Outstanding - December 31, 1994    1,057,500          $0.13        $0.10   to      $0.15
        Exercised                      3,000          $0.10        $0.10
        Canceled                      69,500          $0.12        $0.10   to      $0.28
        Issued                        73,000          $0.28        $0.28

Outstanding - December 31, 1995    1,058,000          $0.14        $0.10   to      $0.28
        Exercised                     11,400          $0.10        $0.10
        Canceled                      50,000          $0.30        $0.10   to      $0.59
        Issued                        84,500          $0.69        $0.55   to      $1.06

Outstanding - December 31, 1996    1,081,100          $0.17        $0.10   to      $1.06
        Exercised                    136,600          $0.10        $0.10   to      $0.13
        Canceled                      50,000          $0.34        $0.10   to      $1.00
        Issued                     1,021,500          $1.24        $0.78   to      $2.25

Outstanding - December 31, 1997    1,916,000          $0.74        $0.10   to      $2.25


                     Number          Average         Weighted        Number        Weighted
   Range of        Outstanding      Remaining        Average       Exercisable      Average
Exercise Prices    at 12/31/97   Contractual Life  Exercise Price  at 12/31/97   Exercise Price
---------------   ------------   ----------------  --------------  -----------   --------------
                                     (Years)
 $0.10 - $0.13       220,500           5.7            $0.11          208,500        $0.10
 $0.15               600,000           6.1            $0.15          600,000        $0.15
 $0.28                21,500           7.1            $0.28            8,600        $0.28
 $0.55-$0.59          33,500           8.2            $0.58              -0-          -0-
 $0.78-$1.09         552,000           9.2            $1.06          195,000        $1.04
 $1.15-$1.62         471,000           9.3            $1.37              -0-          -0-
 $2.06-$2.25          17,500           9.9            $2.18              -0-          -0-

10.     EARNINGS PER SHARE

        The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which was issued in February 1997, and effective for financial statements for interim and annual periods ending after December 15, 1997. The statement specifies the computation, presentation, and disclosure requirements for earnings per share. The statement requires the computation of earning per share under two methods "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). All prior period earnings per share data have been restated. A summary of the calculations of basic and diluted earnings per share for the years ended December 31, 1997, 1996, and 1995, is presented below:

                                                            Basic EPS                               Diluted EPS

                                                      Year Ended December 31,                Year Ended December 31,
                                              ------------------------------------   --------------------------------------
                                                    1997         1996         1995          1997          1996         1995
Weighted Average Shares Outstanding            7,034,000    6,967,000    6,955,000     7,034,000     6,967,000    6,955,000
Options                                                                                  968,000       862,000      687,000
Debt/Non Detachable Warrants                                                           2,179,000
Class B Preferred Stock                                                                  934,000
                                              ----------   ----------   ----------   -----------    ----------   ----------
Adjusted Weighted Average Shares               7,034,000    6,967,000    6,955,000    11,115,000     7,829,000    7,642,000
                                              ----------   ----------   ----------   -----------    ----------   ----------

Income before accounting change               $  936,000   $  549,000   $1,599,000   $   936,000    $  549,000   $1,599,000
Class A Preferred Dividends                      (28,000)    (216,000)    (248,000)      (28,000)     (216,000)    (248,000)
Class A Preferred Stock Redemption (1)         1,210,000                               1,210,000
Class B Preferred Dividends Accretion           (105,000)
Interest on convertible debt, net of tax                                                  92,000
                                              ----------   ----------   ----------   -----------    ----------   ----------
Income Available to Common Shareholders
  before accounting change                     2,013,000      333,000    1,351,000     2,210,000       333,000    1,351,000
Cumulative effect on prior years of
  accounting change                             (659,000)                               (659,000)
                                              ----------   ----------   ----------   -----------    ----------   ----------
Income available to common shareholders        1,354,000      333,000    1,351,000     1,551,000       333,000    1,351,000
                                              ==========   ==========   ==========   ===========   ===========   ==========
Income per share before accounting change           0.28         0.05         0.19          0.20          0.04         0.18
Cumulative per share effect of
  accounting change                                (0.09)        0.00         0.00         (0.06)         0.00         0.00
                                              ----------   ----------   ----------   -----------   -----------   ----------
Net income per share                          $     0.19   $     0.05   $     0.19   $      0.14   $      0.04   $     0.18
                                              ==========   ==========   ==========   ===========    ==========   ==========

(1) Represents the excess of the carrying value of the preferred stock over the amount of cash paid to the holder of the preferred stock retired on February 25, 1997.

11.  CONTINGENCIES AND LITIGATION:

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

Department of Education Matters

        The Company generally relies on the availability of various federal and state student financial aid award programs to provide funding for students attending the Campuses. The Company also relies on the availability of lending institutions willing to participate in these programs and to grant loans to these students. Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. If the Company should fail to materially comply with such regulations at any of the Campuses, such failure could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. The Company is not aware of any material violation of these regulations.

        After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of a Campus to participate in the Federal Loan Programs if the Cohort Default Rate for three successive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for each of the three most recent fiscal years may be used as grounds for terminating Federal Family Education Loan ("FFEL") eligibility.

        The Company has a pending suit against the United States Department of Education ("ED") challenging the 1992, 1993, and 1994 Cohort Default Rates and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's campuses, with the exception of San Diego, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

        The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the FFEL Program and that it could not apply to regain eligibility until at least October of 1999. The Campus did not maintain loan eligibility because its Cohort Default Rate for one of the last three consecutive published years, 1992, 1993, and 1994 was not below 25%. In anticipation of the loss of the FFEL Program, the Campus had previously arranged, through effective contingency planning, alternative sources of financing for its students. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing. The Student Population of the San Diego Campus was 200 or approximately 6 percent of the Company's total student population as of December 31, 1997. The Company is uncertain if enrollment at the San Diego Campus will materially change.

        In 1994, ED established a policy of recertifying all schools participating in federal Title IV student aid programs every five years. The Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida Campuses have received provisional certification. The remaining campuses received full certification. Provisional certification limits the Campus's ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The provisional certifications expire in September 1998, at which time the Campuses will again go through the process of recertification. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

        ED also has established certain "Factors of Financial Responsibility" which the Campuses are required to meet to be eligible to receive Title IV Funds. The three principal existing standards of financial responsibility are profitability, the acid test ratio, and tangible net worth. In addition, ED has issued a new financial responsibility regulation that will become effective July

1, 1998. The new regulation uses a composite score based upon three financial ratios. Institutions earning a composite score of 1.50 or greater will be considered fully financially responsible. The Company believes that on a consolidated and individual basis the Campuses and the Company met all existing financial responsibility standards and exceed the financial responsibility factor of 1.50 at December 31, 1997.

        The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 1997. These provisions state that the percentage of cash revenue derived by federal Title IV student aid program funds cannot exceed 85% of total cash revenues. The following table sets forth the 1997 cash revenue derived from federal Title IV student aid program funds, non Title IV program funds and the percentage of Title IV program funds to total funds.

Campus                Title IV Funds          Non-Title IV Funds      Percentage
------                --------------          ------------------      ----------
Anaheim, CA             $2,952,000                 $730,000              80.2%
Denver, CO               1,851,000                  463,000              80.0
Jacksonville, FL         1,665,000                  388,000              81.1
Kansas City, MO          1,662,000                  353,000              82.5
Lauderdale Lakes, FL     2,402,000                  581,000              80.5
Memphis, TN              2,448,000                  547,000              81.7
North Hollywood, CA      4,145,000                  944,000              81.5
Portland, OR             1,959,000                  490,000              80.0
San Bernardino, CA       4,299,000                  956,000              81.8
San Diego, CA            1,772,000                  533,000              76.9
Tampa, FL (1)            3,114,000                  678,000              82.1

(1) The Miami Campus is an additional location of the Tampa Campus.

Southern Career Institute

        On May 31, 1990, a wholly owned subsidiary of the Company, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc. a proprietary, postsecondary vocational home-study school specializing in paralegal education, for a total investment of $5,383,000. The acquisition was accounted for as a purchase and after the acquisition the school was operated as Southern Career Institute ("SCI").

        In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the ED alleging that commencing June 1, 1990 SCI was ineligible to participate in federal student financial assistance programs. The ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990 to November 7, 1990, the effective date upon which the ED discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994 is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the amount on deposit in the SCI bank account. In December 1996, SCI was informed verbally that the matter had been referred to the ED's General Counsel. In September of 1997, SCI received correspondence from the ED's Financial Improvement and Receivables Group, requesting that SCI pay amounts totaling $2,654,592. SCI has notified the ED that SCI disputes the ED's claims for payment, and SCI is pursuing negotiations to resolve the claims.

        Because management of SCI had determined in late 1991 to wind down SCI's operations and discontinue its business, SCI entered into a transaction with an entity created by the former owner of Southern Career Institute, Inc. as the purchaser. The purchaser acquired SCI's tuition receivables and agreed to "teach-out" the then enrolled students, but did not assume any obligations to ED. The purchaser also agreed to pay SCI a portion of amounts it realized on collections of the tuition receivables in excess of its operating costs. As of March 11, 1998, SCI had received payments totaling approximately $30,000 pursuant to that agreement.

        In light of applicable corporate law, which limits the liability of stockholders and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, management believes that the Company is not liable for debts of SCI. Therefore, if SCI is required to pay the ED's claims it is the opinion of management it will not have a material adverse impact on the Company's financial condition or its results of operations. In addition, in light of applicable statutory and regulatory provisions existing in 1991 and the ED's interpretation of those provisions it is the opinion of management that any debt SCI might be determined to owe to the ED should have no impact on the existing participation of the Campuses in Federal Financial Aid programs.

Other

        During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three others were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action has been attempted; however the plaintiff's motion for class certification was denied on April 18, 1997. The Company received a Notice of Appeal on May 17, 1997, which appealed the order denying certification of the class. The purported class representative and the Company filed all appropriate briefs, and oral argument before the appellate court was held on January 15, 1998. On February 5, 1998, the appellate court issued a per curium decision without opinion affirming the trial courts denial of class certification. As no motion concerning the opinion was filed timely by the class representative, the opinion is now final. Any further attempted appeal, if filed, should be dismissed. During the appeal, all activity and progress in the other suits was stayed. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to strongly oppose class certification, and to defend against them vigorously.

        The Company's Campuses are sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company's management such pending litigation and disputed findings are not material to the Company's financial condition or its results of operations.

        The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

        The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that will have a material adverse effect on the Company's financial position or results of operation.


(The remainder of this page left intentionally blank.)

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        1997                                      March 31      June 30      September 30   December 31
        ----                                      --------      -------      ------------   -----------
Operating revenue                               $ 9,388,000   $ 9,220,000    $ 9,319,000    $9,788,000
                                                ===========   ===========    ===========    ==========
Income (loss) before income taxes               $   658,000   $   (63,000)   $   (67,000)   $  120,000
                                                ===========   ===========    ===========    ==========

Income before cumulative effect of
  change in accounting principle                $   480,000   $   (55,000)   $   517,000    $   (6,000)
                                                ===========   ===========    ===========    ==========

Cumulative effect of change in accounting
  principle                                     $  (659,000)  $              $              $
                                                ===========   ===========    ===========    ==========

Net income (loss).                              $  (179,000)  $   (55,000)   $   517,000    $   (6,000)
                                                ===========   ===========    ===========    ==========

Basic Earning Per Share:
  Income before cumulative effect of change
    in accounting principle                     $       .24   $      (.01)   $       .07    $     (.01)
                                                ===========   ===========    ===========    ==========
Cumulative effect of change in accounting
  principle                                     $      (.10)  $         0    $         0    $        0
                                                ===========   ===========    ===========    ==========
Net Income (loss)                               $       .14   $      (.01)   $       .07    $     (.01)
                                                ===========   ===========    ===========    ==========

Dilutive Earning Per Share:

  Income before cumulative effect of change in
    accounting principle                        $       .18   $      (.01)   $       .05    $     (.01)
                                                ===========   ===========    ===========    ==========
  Cumulative effect of change in accounting
    principle                                   $      (.07)  $         0    $         0    $        0
                                                ===========   ===========    ===========    ==========
  Net Income (loss)                             $       .11   $      (.01)   $       .05    $     (.01)
                                                ===========   ===========    ===========    ==========

        1996
Operating revenue.                              $11,032,000   $ 9,270,000    $10,318,000    $9,499,000
                                                ===========   ===========    ===========    ==========
Income (loss) before income taxes               $   731,000   $  (567,000)   $   742,000    $ (629,000)
                                                ===========   ===========    ===========    ==========
Net income (loss).                              $   548,000   $  (425,000)   $   605,000    $ (179,000)
                                                ===========   ===========    ===========    ==========
Basic Earnings (loss) per share.                $       .07   $      (.07)   $       .08    $     (.03)
                                                ===========   ===========    ===========    ==========
Diluted Earnings (loss) per share               $       .06   $      (.07)   $       .07    $     (.03)
                                                ===========   ===========    ===========    ==========

        1995
Operating revenue.                              $ 9,889,000   $ 8,457,000    $11,101,000    $9,827,000
                                                ===========   ===========    ===========    ==========
Income before income taxes                      $   333,000   $    18,000    $ 1,061,000    $  368,000
                                                ===========   ===========    ===========    ==========
Net income.                                     $   300,000   $    16,000    $   955,000    $  328,000
                                                ===========   ===========    ===========    ==========
Basic Earnings (loss) per share.                $       .03   $      (.01)   $       .13    $      .04
                                                ===========   ===========    ===========    ==========
Diluted Earnings (loss) per share               $       .03   $      (.01)   $       .12    $      .03
                                                ===========   ===========    ===========    ==========

        Because the CPA examination is administered twice a year, the operations of the CPA Review courses were seasonal, impacting the results of the Company for the quarters ended March 31, and September 30. The Company sold the assets of the CPA Review courses in August 1996.

        Quarterly amounts for the periods ended March 31, 1997 and June 30, 1997 have been restated from amounts originally filed to reflect changes made in previously filed Form 10-Q/A's. In addition, all per share amounts have been restated in accordance with SFAS128.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

(The remainder of this page left intentionally blank.)

                                 (EXHIBIT 23)


                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-26093) of Concorde Career Colleges, Inc. of our report dated March 12, 1998, appearing in Part II, Page 13 in this Annual Report on Form 10-K.




PRICE WATERHOUSE LLP

Kansas City, Missouri
March 27, 1998

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

                               Part III - Page 1

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.


DESCRIPTION                                                               PAGE
-----------                                                              -----
1.  Financial Statements:

    CONCORDE CAREER COLLEGES, INC. AND SUBSIDIARIES
        Report of Independent Accountants...........................     II-13
        Consolidated Balance Sheet..................................     II-14
        Consolidated Statement of Operations........................     II-16
        Consolidated Statement of Cash Flows........................     II-18
        Consolidated Statement of Changes In Stockholders' Equity...     II-19
        Notes to Consolidated Financial Statements..................     II-20

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
                    made by the Company dated October 30, 1992 to CenCor, Inc.
                    (Incorporated by reference to Exhibit 4(c) of the Annual
                    Report on Form 10-K for the ended December 31, 1992).

    4(d)    --      Certificate of Designation of the Class A Redeemable
                    Preferred Stock (Incorporated by reference to Exhibit 4(d) of the Annual Report on Form 10-K for the year ended
                    December 31, 1994).

    4(e)    --      Certificate of Designation of Class B Convertible
                    Preferred Stock. (Incorporated by reference to Exhibit
                    4(e) of the Annual Report on Form 10-K for the year ended
                    December 31, 1996).

    EXHIBIT NUMBER                   DESCRIPTION
    --------------                   -----------

    4(f)      -- Specimen Class B Convertible Preferred Stock Certificate.
                 (Incorporated by reference to Exhibit 4(f) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

    4(g)      -- Subordinated Debenture in principal amount of $3,316,250 made by the Company dated February 25, 1997 to Cahill, Warnock Strategic Partners Fund, L.P. (Incorporated by reference to
                 Exhibit 4(g) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

    4(h)      -- Subordinated Debenture in principal amount of $183,750 made by the Company dated February 25, 1997 to Strategic Associates, L.P. (Incorporated by reference to Exhibit 4(h) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

    4(i)      -- Common Stock Purchase Warrant dated February 25, 1997 issued to Cahill, Warnock Strategic Partners Fund, L.P., granting the right to purchase up to 2,483,419 shares of the Company's Common Stock. (Incorporated by reference to Exhibit 4(i) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

    4(j)      -- Common Stock Purchase Warrant dated February 25, 1997 issued to Strategic Associates, L.P., granting the right to purchase up to 135,110 shares of the Company's Common Stock.

    4(k)      -- Registration Rights Agreement dated February 25, 1997 issued among the Company; Cahill, Warnock Strategic Partners Fund, L.P.; and Strategic Associates, L.P. (Incorporated by reference to Exhibit 4(k) of The Annual Report on Form 10-K for the year ended December 31, 1996.)

    9(a)      -- Stockholders' Agreement dated February 25, 1997 among the
                 Company, Cahill, Warnock Strategic Partners Fund, L.P. , Strategic Associates, L.P., Jack L. Brozman, The Estate of Robert F. Brozman and the Robert F. Brozman Trust under Agreement dated December 28, 1989 (the "Stockholders Agreement Parties"). (Incorporated by reference to Exhibit 9(a) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

    9(b)      -- Agreement dated March 21, 1997 among the Stockholders
                 Agreement Parties and James R. Seward. (Incorporated by reference to Exhibit 4(f) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

  **10(c)(v)  -- Dr. Robert R. Roehrich Employment Agreement (Incorporated by
                 Reference to Exhibit 10(c)(v) to the Quarterly Report on Form 10-Q dated June 30, 1997.)*

    10(f)     -- Second Amended and Restated Concorde Career Colleges, Inc.
                 1988 Incentive Stock Option Plan, dated May 4, 1989 (Incorporated by reference to Exhibit 10 (f) (iii) to Pre-effective Amendment No. 1 to Registration Statement on Form S-1 [SEC File No. 33-30002]).*

    10(g)(i)  -- Concorde Career Colleges, Inc. 1994 Incentive Stock Option
                 Plan. (Incorporated by Reference to Exhibit 10(g) of the Annual Report on Form 10-K for the year ended December 31,
                 1993).*

  **10(g)(ii) -- Dr. Robert R. Roehrich Option Agreement (Incorporated by
                 Reference to Exhibit 10(g)(i) to the Quarterly Report on Form 10-Q dated June 30, 1997.)*

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

    10(h)(iii)-- Restructuring, Security and Guaranty Agreement between CenCor and the Company dated October 30, 1992. (Incorporated by reference to Exhibit 10(g)(iii) of the Annual Report on Form 10-K for the year ended December 31, 1992).

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

    10(h)(vii)-- Third Amendment to the Restructuring, Security and Guaranty
                 Agreement dated July 30, 1996 (Incorporated by Reference to
                 Exhibit 2 of the Quarterly Report on Form 10Q dated June 30,1996).

    10(h)(viii)- Fourth Amendment to the Restructuring, Security and Guaranty
                 Agreement dated December 30, 1996. (Incorporated by reference to Exhibit 10(h)(viii) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

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

    10(m)     -- Amendment No. 1 to the Convertible Preferred Stock Purchase
                 Agreement dated March 21, 1997 among the Purchase Agreement Parties and James R. Seward. (Incorporated by reference to
                 Exhibit 10(m) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

    10(n)     -- Subordinated Debenture and Warrant Purchase Agreement dated as of February 25, 1997 by the Company and Cahill, Warnock Strategic Partners Fund, L.P. (Incorporated by reference to
                 Exhibit 10(n) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

    10(o)     -- Subordinated Debenture and Warrant Purchase Agreement dated as of February 25, 1997 by the Company and Strategic Associates, L.P. (Incorporated by reference to Exhibit 10(o) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

    10(p)     -- Revolving Credit, Security and Guaranty Agreement dated March
                 13, 1997 by and among the Registrant and Security Bank of Kansas City, attached herewith. (Incorporated by reference to Exhibit 10(p) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

  **18        -- Preferability Letter of Price Waterhouse LLP regarding the change in tuition income recognition (Incorporated by reference to Exhibit 18 to the Quarterly Report on Form 10-Q dated September 30, 1997).

  **21        -- Subsidiaries of Registrant

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

                                                CONCORDE CAREER COLLEGES, INC.


                                               By     / s/ JACK L. BROZMAN
                                                 ----------------------------
                                                           Jack L. Brozman
                                                        Chairman of the Board
                                                        Date: March 27, 1998

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                           SIGNATURE                                    DATE
                           ---------                                    ----

By                         /s/ JACK L. BROZMAN                March 27, 1998
  --------------------------------------------------------------------------
                               Jack L. Brozman
                (Chaiman of the Board, Treasurer and Director)

By                        /s/ ROBERT R. ROEHRICH              March 27, 1998
  --------------------------------------------------------------------------
                              Robert R. Roehrich
              (Chief Executive Officer, President and Director)


By                          /s/ GREGG GIMLIN                  March 27, 1998
  --------------------------------------------------------------------------
                               M. Gregg Gimlin
                (Vice President, Chief Financial Officer, and
                                             Principal Accounting Officer)

By                         /s/ DAVID A. NICHOLS               March 27, 1998
  --------------------------------------------------------------------------
                               David A. Nichols
                                  (Director)


By                         /s/ JAMES R. SEWARD                March 30, 1998
  --------------------------------------------------------------------------
                               James R. Seward
                                  (Director)

By                         /s/ THOMAS K. SIGHT                March 28, 1998
  --------------------------------------------------------------------------
                               Thomas K. Sight
                                  (Director)

By                         /s/ DAVID L. WARNOCK               March 30, 1998
  --------------------------------------------------------------------------
                               David L. Warnock
                                  (Director)