Form 10-Q
period 1998-03-31
CONCORDE CAREER COLLEGES INC
filed 1998-05-07
CIK 832483

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1998                 Commission File No. 0-16992
                      --------------                                     -------

                        CONCORDE CAREER COLLEGES, INC.
                        ------------------------------
            (exact name of registrant as specified in its charter)

          Delaware                                         43-1440321
        ------------                                      ------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

4th Floor, City Center Square
12th & Baltimore, P.O. Box 26610
Kansas City, Missouri                                     64196
-------------------------------------------------------------------------------
(Address of Principal Exectuive Office)                 (Zip Code)

Registrant's telephone number, including area code:     (816) 474-8002
                                                   -----------------------

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

As of April 23, 1998 Concorde Career Colleges, Inc. had 7,190,176 shares of Common Stock outstanding.

===============================================================================

                        CONCORDE CAREER COLLEGES, INC
                                   Form 10-Q
                       Three Months Ended March 31, 1998


                                     INDEX


                        PART I -- FINANCIAL INFORMATION



                                                                       Page
                                                                       ----
Item 1.  Financial Statements
         Notes to Condensed Consolidated Financial Statements
          Note 1 and 2................................................    1
         Condensed Consolidated Balance Sheets........................  2,3
         Condensed Consolidated Statements of Operations..............  4,5
         Condensed Consolidated Statements of Cash Flows..............    6
         Consolidated Statement of Changes in Stockholders' Equity....    7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    11

Item 2.  Change in Securities........................................    11

Item 3.  Defaults Upon Senior Securities.............................    11

Item 4.  Submission of Matters to a Vote of Security Holders.........    11

Item 5.  Other Information...........................................    11

Item 6.  Exhibits and Reports on Form 8-K............................    11

Signatures...........................................................    12

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------


                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

Notes to Financial Statements

Note 1:
------

     The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K that was filed by the Company with the Commission on March 30, 1998 (the "1997 Form 10-K") incorporated herein by reference.

     The information included in these interim financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results of the periods presented. Annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has litigation pending which arose in the normal course of business. See further discussion in Part I, Item 2 - "Contingencies", and Part II, Item 1
- "Legal Proceedings".

Note 2:
------

     Basic earnings per share is computed by deducting accrued and imputed preferred dividends from net income, and for 1997 adding the excess of the carrying value of the preferred stock retired over the amount of cash paid in order to determine net income attributable to common shareholders. This amount is then divided by weighted average number of common shares outstanding.

     Diluted earnings per share is computed by deducting imputed preferred dividends and adding convertible subordinated debt interest net of income taxes (if dilutive). In addition for 1997, deducting accrued preferred dividends from net income and adding the excess of the carrying value of the preferred stock retired over the amount of cash paid. This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options and for warrants and preferred stock assumed converted to common stock.

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (unaudited)
                                     ASSETS


                                              March 31,    December 31,
                                                 1998         1997
                                              ----------   -------------
CURRENT ASSETS:

  Cash and cash equivalents................  $ 5,740,000   $ 5,393,000
     Accounts receivable...................    9,913,000    10,523,000
     Notes receivable......................    3,551,000     3,758,000
     Allowance for uncollectible accounts..   (1,205,000)   (1,309,000)
                                             -----------   -----------
     Net receivables.......................   12,259,000    12,972,000

  Recoverable income taxes.................      448,000       340,000
  Deferred income taxes....................      843,000       916,000
  Supplies and prepaid expenses............      780,000       794,000
                                             -----------   -----------
     Total current assets..................   20,070,000    20,415,000

FIXED ASSETS, NET:.........................    2,505,000     2,533,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of
  $1,183,000 at March 31, 1998 and
  $1,139,000 at December 31, 1997,
  respectively.............................      551,000       594,000
                                             -----------   -----------
OTHER ASSETS:
  Long-term notes receivable...............    1,779,000     1,992,000
  Allowance for uncollectible notes........     (575,000)     (616,000)
  Other....................................      381,000       383,000
  Deferred income taxes....................      359,000       223,000
                                             -----------   -----------
     Total other assets....................    1,944,000     1,982,000
                                             -----------   -----------
                                             $25,070,000   $25,524,000
                                             ===========   ===========




  The accompanying notes are an integral part of these condensed consolidated statements.

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                March 31,         December 31,
                                                                                  1998                1997
                                                                                ---------         ------------
CURRENT LIABILITIES:
  Deferred student tuition.................................................    $10,377,000        $10,878,000
  Accrued salaries and wages...............................................        781,000            821,000
  Accrued interest.........................................................        190,000            190,000
  Accounts payable and other accrued liabilities...........................      3,036,000          3,040,000
                                                                               -----------        -----------
       Total current liabilities...........................................     14,384,000         14,929,000

OTHER LONG-TERM LIABILITIES................................................        353,000            360,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK.....................      3,500,000          3,500,000
                                                                                 ---------          ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, ($.10 par value, 600,000 shares authorized)
     Class B, 55,147 shares issued and outstanding.........................          6,000              6,000
  Common stock, ($.10 par value, 19,400,000 shares
  authorized), 7,216,976 shares issued and 7,190,176 shares outstanding....        722,000            713,000
  Capital in excess of par.................................................      8,033,000          8,000,000
  Accumulated deficit......................................................     (1,867,000)        (1,923,000)
  Less-treasury stock, 26,800 shares, at cost..............................        (61,000)           (61,000)
                                                                               -----------        -----------
     Total stockholders' equity............................................      6,833,000          6,735,000
                                                                               -----------        -----------
                                                                               $25,070,000        $25,524,000
                                                                               ===========        ===========

  The accompanying notes are an integral part of these condensed consolidated statements.

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three Months Ended March 31, 1998 and 1997
                                  (unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      1998              1997
                                                                   -----------      -----------
NET REVENUES.....................................................  $ 9,094,000      $ 9,388,000

COSTS AND EXPENSES:

  Instruction costs and services.................................    3,562,000        3,307,000
  Selling and promotional........................................    1,346,000        1,352,000
  General and administrative.....................................    3,749,000        3,772,000
  Provision for uncollectable accounts...........................      246,000          476,000
                                                                   -----------      -----------
  Total..........................................................    8,903,000        8,907,000
                                                                   -----------      -----------
OPERATING INCOME.................................................      191,000          481,000

INTEREST EXPENSE.................................................       46,000          136,000
                                                                   -----------      -----------
INCOME BEFORE INCOME TAXES AND GAIN  ON SALE.....................      145,000          345,000

GAIN  ON SALE OF ASSETS..........................................                       313,000
                                                                   -----------      -----------
INCOME BEFORE INCOME TAXES.......................................      145,000          658,000

PROVISION  FOR INCOME TAXES......................................       56,000          178,000
                                                                   -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE.............................................       89,000          480,000

CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31,
1996) OF CHANGE IN REVENUE RECOGNITION METHOD,
NET OF TAX.......................................................                      (659,000)
                                                                   -----------      -----------
NET  (LOSS) INCOME...............................................  $    89,000      $  (179,000)
                                                                   ===========      ===========

                                  (Continued)



            (The remainder of this page left intentionally blank.)

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three Months Ended March 31, 1998 and 1997


                                                               Three Months Ended March 31,
                                                              -----------------------------

                                                                     1998       1997
                                                                     ----       ----
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic.......................................................  7,124,000  6,967,000
     Diluted.....................................................  8,194,000  9,281,000

BASIC EARNINGS PER SHARE:

     Income before cumulative effect of change in accounting
       principle.................................................        .01        .24

     Cumulative effect on prior years (to December 31, 1996) of
       change in revenue recognition method......................                  (.10)
                                                                   ---------  ---------

NET INCOME PER SHARE.............................................        .01        .14
                                                                   =========  =========

DILUTED EARNINGS PER SHARE:

  Income before cumulative effect of change in accounting
    principle....................................................        .01        .18
  Cumulative effect on prior years (to December 31, 1996) of
    change in revenue recognition method.........................                  (.07)
                                                                   ---------  ---------

NET INCOME PER SHARE.............................................        .01        .11
                                                                   =========  =========

 The accompanying notes are an integral part of these consolidated statements.



            (The remainder of this page left intentionally blank.)

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)


                                                             1998          1997
                                                             ----          ----

CASH FLOWS--OPERATING ACTIVITIES:
 Net (loss) income...................................... $   89,000   $  (179,000)
  Adjustments to reconcile net income (loss) to net
   Cash provided by operating activities -
    Gain on sale of assets..............................                 (313,000)
    Depreciation and amortization.......................    215,000       232,000
    Provision for losses on accounts receivable.........    246,000       476,000
    Cumulative effect of change in accounting principle.                  659,000
    Change in assets and liabilities, net -
       Change in receivables............................    649,000     1,840,000
       Change in deferred student tuition...............   (500,000)   (1,220,000)
       Change in deferred income taxes..................    (63,000)     (287,000)
       Change in recoverable income taxes...............   (108,000)     (337,000)
       Other changes in assets and liabilities, net.....    (47,000)   (1,095,000)
                                                         ----------   -----------
           Total adjustments............................    392,000       (45,000)
                                                         ----------   -----------
          Net operating activities......................    481,000      (224,000)
                                                         ----------   -----------

CASH FLOWS--INVESTING ACTIVITIES:
 Proceeds from sales....................................                1,025,000
 Capital expenditures...................................   (143,000)     (190,000)
                                                         ----------   -----------
          Net investing activities......................   (143,000)      835,000
                                                         ----------   -----------
CASH FLOWS--FINANCING ACTIVITIES:
 Class A Preferred stock redemption.....................               (1,302,000)
 Class A Preferred stock dividend payments..............                 (467,000)
 Principal payments on debt due CenCor..................               (2,819,000)
 Class B Preferred stock issued.........................                1,500,000
 Subordinated debt issued to Cahill-Warnock.............                3,500,000
 Stock options exercised................................      9,000
                                                         ----------   -----------

          Net financing activities......................      9,000       412,000
                                                         ----------   -----------
          Net increase in cash & cash equivalents.......    347,000     1,023,000

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.................................  5,393,000     4,261,000
                                                         ----------   -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD.......................................  5,740,000     5,284,000
                                                         ----------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
   Interest.............................................     46,000       132,000
   Income taxes.........................................    235,000       379,000

 Cash received during the period for:
   Interest.............................................     96,000       102,000

  The accompanying notes are an integral part of these condensed consolidated statements.

                        CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (unaudited)



                                                                            Capital
                                        Preferred        Common            in Excess           Accumulated         Treasury
                                         Stock            Stock              of Par               Deficit            Stock
                                        ---------        -------           ----------          ------------        ---------
BALANCE, December 31, 1997...........   $6,000           $713,000          $8,000,000          $(1,923,000)        $(61,000)

  Net Income.........................                                                               89,000

  Class B Preferred Stock Accretion..                                          33,000              (33,000)

  Stock Options Exercised............                       9,000
                                        ------           --------          ----------          -----------         --------

BALANCE, March 31, 1998..............   $6,000           $722,000          $8,033,000          $(1,867,000)        $(61,000)
                                        ======           ========          ==========          ===========         ========




  The accompanying notes are an integral part of these condensed consolidated statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company owns and operates twelve proprietary postsecondary campuses that offer career education, primarily in the allied health field (the "Campuses").

          The following table presents the relative percentage of revenues of certain consolidated statement of operations items as a percentage of total revenue for periods indicated.


                                                        Three Months
                                                            Ended
                                                          March 31,
                                                        -------------
                                                        1998    1997
                                                        -----   -----

Revenue................................................   100%   100%


Operating expenses:
  Instruction costs & services.........................  39.2   35.2
  Selling & Promotional................................  14.8   14.4
  General & administrative.............................  41.2   40.3
  Provision for uncollectible accounts.................   2.7    5.0
                                                         ----   ----
  Total operating expenses.............................  97.9%  94.9%

Operating income.......................................   2.1    5.1

Interest expense.......................................    .5    1.4
                                                         ----   ----
Income  before income taxes and gain on sale...........   1.6%   3.7%
Gain on sale of assets.................................          3.3
                                                         ----   ----
Income before income taxes.............................   1.6%   7.0%
Provision (benefit) for income taxes...................    .6    1.9
                                                         ----   ----
Income before cumulative effect of change in
  accounting principle.................................   1.0    5.1
Cumulative effect in prior years of change in revenue
  recognition method...................................         [7.0)
                                                         ----   ----
Net (loss) income......................................   1.0%  (1.9%)
                                                         ====   ====

Result of Operations

                   QUARTER ENDED MARCH 31, 1998 COMPARED TO
                         QUARTER ENDED MARCH 31, 1997


     Net income increased $268,000 to $89,000 for the three months ended March 31, 1998 compared to a loss of $179,000 for the same period in 1997. In 1997, the Company benefited from a $313,000 gain from the sale of its Michigan building. The cumulative effect of the revenue recognition change in 1997 was a decrease of net income by $659,000.

     Total revenue decreased 3.1% or $294,000 to $9,094,000 for the three months ended March 31, 1998 compared to $9,388,000 for the same period in 1997. The revenue decrease was a result of decreased student population. Total operating expenses decreased $4,000 to $8,903,000 compared to $8,907,000 for the three months ended March 31, 1997.

     Instruction costs and services - increased $255,000 or 7.7% to $3,562,000 compared to $3,307,000 in 1997. The increase was a result of increased faculty wages.

     Selling and promotional - decreased $6,000 to $1,346,000 compared to $1,352,000 in 1997. Advertising expense increased $73,000 to $ 820,000 compared to $747,000 in 1997. The offsetting decrease resulted from wages in these areas decreasing compared to 1997.

     General and administrative - decreased $23,000 to $3,749,000 compared to $3,772,000 in 1997. Professional fees decreased $119,000 compared to 1997. The offsetting increase was primarily due to increased travel and employee procurement costs compared to 1997.

     Provision for uncollectible accounts - decreased $230,000 or 48.4% to $246,000 compared to $476,000 in 1997. The decrease is due to a reduction in notes receivable and improved collections.

     Interest expense - decreased $90,000 to $46,000 compared to $136,000 in 1997. The decrease is due to the Company satisfying the interest obligation due CenCor on February 25, 1997 as a result of the Cahill-Warnock Transaction.

     In 1998, a tax provision of $56,000 or 39% was recorded compared to $178,000 or 27% in 1997.

     EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 7,124,000 in 1998 from 6,967,000 in 1997 and decreased to 8,194,000 in 1998 from 9,281,000 in 1997 for diluted earnings per share. Basic EPS before accounting change was $.01 for the three months ended March 31, 1998, and $.24 for the same period in 1997. Basic EPS is shown after a reduction for preferred stock dividends of $33,000 in 1998 and $38,000 in 1997 and an addition of $1,210,000 for the Class A preferred stock redemption in 1997. Diluted EPS before accounting change was $.01 for the three months ended March 31, 1998, and $.18 for the same period in 1997. Diluted EPS is shown after a reduction for preferred stock dividends of $33,000 in 1998 and an addition of $9,000 for convertible debt interest, an addition of $1,210,000 for the gain on the Class A Preferred Stock Redemption and a reduction of $28,000 for preferred stock dividends in 1997.

Liquidity and Capital Resources

Asset Sales

CenCor, Inc. Agreement

     The Restructuring Agreement between the Company and CenCor, Inc. (CenCor) was effective for the period between October 30, 1992 and February 25, 1997. See the Company's 1997 Form 10-K for additional information concerning transactions related to this agreement. In January 1998, all remaining commitments to CenCor were satisfied.

Bank Financing

     On February 25, 1997, the Company entered into agreements described as the "Cahill-Warnock Transactions" in the Company's 1997 Form 10-K, and referred to as the "Refinancing".

     In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. This facility was recently extended and expires on April 30, 1999. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. As of April 30, 1998, the Company had not borrowed any funds against the line of credit.

Cash Flows and Other

     Net cash provided by operating activities increased to $481,000 for the three months ended March 31, 1998 compared to a decrease of $224,000 during the same period in 1997. Net receivables after provision for losses on receivables decreased $649,000 in 1998 compared to decrease of $1,840,000 in 1997. Deferred student tuition increased in 1998 by $500,000 compared to an increase of $1,220,000 in 1997.

     Capital expenditures for the three months ended March 31, 1998 were $143,000 compared to $190,000 in 1997. Capital expenditures in 1998 were primarily for additional computer equipment. In 1997, the Company received approximately $725,000 from the sale of the Michigan land and building and $300,000 from the San Jose sale.

     Financing activities increased cash $9,000 in 1998. In 1997, financing activities increased cash $412,000 as the Company retired the outstanding debt and preferred stock due CenCor, Inc. and received cash from the issuance of new debentures and preferred stock.

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

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These cases were dismissed by the plaintiffs; however, over time three others were filed seeking similar relief on behalf of a total of 95 plaintiffs. See Part II, Item 1 "Legal Proceedings".

     The Company's San Diego campus received notification in September 1997, that it was no longer eligible to participate in the Federal Family Education Loan Program (FFEL). Except for the San Diego, California Campus, all of the Company's campuses are eligible to continue participating in the FFEL program. The San Diego campus, which enrolls approximately 5.6 percent of the Company's total student population as of March 31, 1998, has continued to operate since September 1997, by providing qualified students with access to Federal Pell grants and alternative sources of student financing.

     In 1991, ED notified the Company that the Southern Career Institute (the "SCI"), a proprietary, post-secondary vocational home study school acquired through a wholly owned subsidiary in 1990, was ineligible to participate in federal student financial assistance programs. The Company subsequently received notices requesting payments to ED of approximately $2.7 million relating to student financial assistance funds disbursed between June and November 1990. See the Company's 1997 Form 10-K, Item 7 "Contingencies". In September 1997, ED again sent notices to the Company requesting payment. The Company responded by restating its offer to settle for the amount in the SCI bank account which is currently $30,000 and requested an opportunity to review documents and for a
hearing.   In April, the Company was verbally informed that ED is sending the account to the Department of Treasury ("Treasury"). The Company has not been contacted by Treasury as of April 29, 1998.


PART II -- OTHER INFORMATION

Item  1.   Legal Proceedings
           -----------------

Other

     During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three others were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action has been attempted; however the plaintiff's motion for class certification was denied on April 18, 1997. The Company received a Notice of Appeal on May 17, 1997, which appealed the order denying certification of the class. The purported class representative and the Company filed all appropriate briefs, and oral argument before the appellate court was held on January 15, 1998. On February 5, 1998, the appellate court issued a per curium decision without opinion affirming the trial courts denial of class certification. As no motion concerning the opinion was filed timely by the class representative, the opinion is now final. Any further attempted appeal, if filed, should be dismissed. During the appeal, all activity and progress in the other suits was stayed. On April 20, 1998 the plaintiffs initiated requests for discovery despite the stay on all activity. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend against them vigorously.

      The Company's Campuses are sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company's management such pending litigation and disputed findings are not material to the Company's financial condition or its results of operation.

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

         11   Computation of per share earnings

         27   Financial Data Schedule

*   No Reports on Form 8-K were filed during the period.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CONCORDE CAREER COLLEGES, INC.



                                DATED:  April 30, 1998

                                By:___________________________________________
                                   Robert R. Roehrich, Chief Executive Officer



                                By:___________________________________________
                                   Gregg Gimlin, Chief Financial Officer