Form 10-Q
period 1998-06-30
CONCORDE CAREER COLLEGES INC
filed 1998-08-12
CIK 832483

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1998              Commission File No.   0-16992
                      -------------                                    -------


                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


          Delaware                                        43-1440321
-------------------------------                ---------------------------------
(State of other jurisdiction of                (I. R. S. Employer Identification
Incorporation or Organization)                 Number)


4th Floor, City Center Square
12th & Baltimore, P. O. Box 26610
Kansas City, Missouri                                            64196
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's telephone number, including area code:        (816) 474-8002
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


As of August 8, 1998 Concorde Career Colleges, Inc. had 7,191,226 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   Form 10-Q

                         Six Months Ended June 30, 1998


                                     INDEX


                        PART I -- FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1. Financial Statements

        Notes to Condensed Consolidated Financial Statements
             Note 1 and 2................................................    1
        Condensed Consolidated Balance Sheets............................  2,3
        Condensed Consolidated Statements of Operations..................  4,5
        Condensed Consolidated Statements of Cash Flows..................    6
        Consolidated Statement of Changes in Stockholders' Equity........    7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    8


                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings................................................   12

Item 2. Change in Securities.............................................   13

Item 3. Defaults Upon Senior Securities..................................   13

Item 4. Submission of Matters to a Vote of Security Holders..............   13

Item 5.  Other Information...............................................   13

Item 6.  Exhibits and Reports on Form 8-K................................   13

Signatures...............................................................   13

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

     Diluted earnings per share is computed by deducting imputed preferred dividends and adding convertible subordinated debt interest net of income taxes (if dilutive) and for 1997 adding the excess of the carrying value of the preferred stock retired over the amount of cash paid. This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options and for warrants and preferred stock assumed converted to common stock.

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (unaudited)

                                     ASSETS

                                                      June 30,     December 31,
                                                        1998          1997
                                                     -----------   ------------
CURRENT ASSETS:

  Cash and cash equivalents........................  $ 4,627,000   $ 5,393,000
                                                     -----------   -----------

     Accounts receivable...........................    8,899,000    10,523,000

     Notes receivable..............................    3,256,000     3,758,000

     Allowance for uncollectible accounts..........   (1,218,000)   (1,309,000)
                                                     -----------   -----------

     Net receivables...............................   10,937,000    12,972,000

  Recoverable income taxes.........................      941,000       340,000

  Deferred income taxes............................      532,000       916,000

  Supplies and prepaid expenses....................    1,033,000       794,000
                                                     -----------   -----------

  Total current assets.............................   18,070,000    20,415,000
                                                     -----------   -----------


FIXED ASSETS, NET:.................................    2,790,000     2,533,000
                                                     -----------   -----------

INTANGIBLE ASSETS, NET
  Less accumulated amortization of $1,224,000 at
  June 30, 1998 and $1,139,000 at December 31,
  1997, respectively...............................      509,000       594,000
                                                     -----------   -----------

OTHER ASSETS:

  Long-term notes receivable.......................    1,617,000     1,992,000

  Allowance for uncollectible notes................     (598,000)     (616,000)

  Other............................................      378,000       383,000

  Deferred income taxes............................      351,000       223,000
                                                     -----------   -----------

     Total other assets............................    1,748,000     1,982,000
                                                     -----------   -----------

                                                     $23,117,000   $25,524,000
                                                     ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30,    December 31,
                                                           1998         1997
                                                           ----         ----

CURRENT LIABILITIES:

  Deferred student tuition............................  $ 8,696,000  $10,878,000

  Accrued salaries and wages..........................      949,000      821,000

  Accrued interest....................................      181,000      190,000

  Accounts payable and other accrued liabilities......    3,065,000    3,040,000
                                                        -----------  -----------

       Total current liabilities......................   12,891,000   14,929,000


OTHER LONG-TERM LIABILITIES...........................      346,000      360,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK    3,500,000    3,500,000
                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred Stock, ($.10 par value, 600,000 shares
    authorized) Class B, 55,147 shares issued and
    outstanding.......................................        6,000        6,000

  Common stock, ($.10 par value, 19,400,000 shares
    authorized), 7,216,976 shares issued and 7,190,176
    shares outstanding................................      722,000      713,000

  Capital in excess of par............................    8,068,000    8,000,000

  Accumulated deficit.................................   (2,355,000)  (1,923,000)

  Less-treasury stock, 26,800 shares, at cost.........      (61,000)     (61,000)
                                                        -----------   -----------

     Total stockholders' equity.......................    6,380,000     6,735,000
                                                        -----------   -----------

                                                        $23,117,000   $25,524,000
                                                        ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                For the Six Months Ended June 30, 1998 and 1997
               And the Three Months Ended June 30, 1998 and 1997
                                  (unaudited)

                                                            Six Months Ended         Three Months Ended
                                                            ----------------         ------------------
                                                                 June 30,                 June 30,
                                                                 --------                 --------
                                                             1998        1997         1998        1997
                                                             ----        ----         ----        ----
NET REVENUES...........................................  $17,433,000  $18,608,000  $8,339,000  $9,220,000

COSTS AND EXPENSES:

  Instruction costs and services.......................    6,668,000    6,463,000   3,106,000   3,156,000
  Selling and promotional..............................    2,588,000    2,658,000   1,242,000   1,305,000
  General and administrative...........................    8,119,000    8,188,000   4,370,000   4,417,000
  Provision for uncollectable accounts.................      560,000      835,000     314,000     359,000
                                                         -----------  -----------  ----------  ----------
  Total................................................   17,935,000   18,144,000   9,032,000   9,237,000
                                                         -----------  -----------  ----------  ----------

OPERATING INCOME (LOSS)................................     (502,000)     464,000    (693,000)    (17,000)

INTEREST EXPENSE.......................................       94,000      182,000      48,000      46,000
                                                         -----------  -----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES AND GAIN ON SALE.....     (596,000)     282,000    (741,000)    (63,000)

GAIN ON SALE OF ASSETS.................................                   313,000
                                                         -----------  -----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES......................     (596,000)     595,000    (741,000)    (63,000)

PROVISION (BENEFIT) FOR INCOME TAXES...................     (232,000)     170,000    (288,000)     (8,000)
                                                         -----------  -----------  ----------  ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE...................................     (364,000)     425,000    (453,000)    (55,000)

CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31,
1996) OF CHANGE IN REVENUE RECOGNITION METHOD,
NET OF TAX.............................................                  (659,000)
                                                         -----------  -----------  ----------  ----------

NET (LOSS).............................................  $  (364,000) $  (234,000) $ (453,000) $  (55,000)
                                                         ===========  ===========  ==========  ==========

                                  (Continued)


  The accompanying notes are an integral part of these condensed consolidated statements.



             (The remainder of this page left intentionally blank.)

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                For the Six Months Ended June 30, 1998 and 1997
               And the Three Months Ended June 30, 1998 and 1997

                                                                               Six Months Ended     Three Months Ended
                                                                               ----------------     ------------------
                                                                                    June 30,              June 30,
                                                                                    --------              --------

                                                                                1998       1997       1998       1997
                                                                                ----       ----       ----       ----
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..................................................................     7,157,000  6,982,000  7,190,000  6,997,000
  Diluted................................................................     7,157,000 10,426,000  7,190,000  6,997,000

BASIC EARNINGS PER SHARE:

  Income (loss) before cumulative effect of change in accounting
    principle............................................................         $(.06)     $ .22      $(.07)     $(.01)

  Cumulative effect on prior years (to December 31, 1996) of
    change in revenue recognition method.................................                     (.09)
                                                                                  -----      -----      -----      -----

NET INCOME (LOSS) PER SHARE                                                       $(.06)     $ .13      $(.07)     $(.01)
                                                                                  =====      =====      =====      =====

DILUTED EARNINGS PER SHARE:

  Income (loss) before cumulative effect of change in accounting
    principle............................................................         $(.06)     $ .16      $(.07)     $(.01)

  Cumulative effect on prior years (to December 31, 1996) of
    change in revenue recognition method.................................                     (.07)
                                                                                  -----      -----      -----      -----

NET INCOME (LOSS) PER SHARE..............................................         $(.06)     $ .09      $(.07)     $(.01)
                                                                                  =====      =====      =====      =====

 The accompanying notes are an integral part of these consolidated statements.



             (The remainder of this page left intentionally blank.)

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (unaudited)

                                                              1998         1997
                                                              ----         ----
CASH FLOWS--OPERATING ACTIVITIES:
 Net (loss).............................................  $  (364,000)  $ (234,000)
 Adjustments to reconcile net (loss)  to net
   cash provided by operating activities -
   Gain on sale of assets...............................                  (313,000)
   Depreciation and amortization........................      447,000      461,000
   Provision for losses on accounts receivable..........      560,000      835,000
   Cumulative effect of change in accounting principle..                   659,000
    Change in assets and liabilities, net  -
      Change in receivables.............................    1,831,000    1,414,000
      Change in deferred student tuition................   (2,181,000)    (474,000)
      Change in deferred income taxes...................      256,000     (503,000)
      Change in recoverable income taxes................     (601,000)    (340,000)
      Other changes in assets and liabilities, net......     (104,000)    (938,000)
                                                          -----------   ----------

          Total adjustments.............................      208,000      801,000
                                                          -----------   ----------

          Net operating activities......................     (156,000)     567,000
                                                          -----------   ----------

CASH FLOWS--INVESTING ACTIVITIES:
 Proceeds from sales of assets..........................                 1,025,000
 Capital expenditures...................................     (619,000)    (584,000)
                                                          -----------   ----------
          Net investing activities......................     (619,000)     441,000
                                                          -----------   ----------

CASH FLOWS--FINANCING ACTIVITIES:
 Class A Preferred stock redemption.....................                (1,302,000)
 Class A Preferred stock dividend payments..............                  (467,000)
 Principal payments on debt due CenCor..................                (2,819,000)
 Class B Preferred stock issued.........................                 1,500,000
 Subordinated debt issued to Cahill-Warnock.............                 3,500,000
 Stock options exercised................................        9,000        3,000
                                                          -----------   ----------

          Net financing activities......................        9,000      415,000
                                                          -----------   ----------

          Net increase (decrease) in cash and
            cash equivalents............................     (766,000)   1,423,000

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.................................    5,393,000    4,261,000
                                                          -----------   ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD.......................................  $ 4,627,000   $5,684,000
                                                          -----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest.............................................  $   103,000   $  177,000
   Income taxes.........................................      240,000      581,000

 Cash received during the period for:
   Interest.............................................  $   170,000   $  218,000

  The accompanying notes are an integral part of these condensed consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (unaudited)

                                                              Capital
                                         Preferred  Common   in Excess   Accumulated   Treasury
                                           Stock     Stock     of Par      Deficit      Stock
                                         --------- -------   ----------  -----------   --------
BALANCE, December 31, 1997.............   $6,000   $713,000  $8,000,000  $(1,923,000)  $(61,000)

  Net Loss.............................                                    (364,000)

  Class B Preferred Stock Accretion....                         68,000      (68,000)

  Stock Options Exercised..............               9,000
                                          ------   --------  ----------  -----------   --------

BALANCE, June 30, 1998.................   $6,000   $722,000  $8,068,000  $(2,355,000)  $(61,000)
                                          ======   ========  ==========  ===========   ========

  The accompanying notes are an integral part of these condensed consolidated statements.


             (The remainder of this page left intentionally blank)

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

                                                            Six Months          Three Months
                                                          Ended June 30,       Ended June 30,
                                                          --------------       --------------
                                                          1998      1997       1998      1997
                                                          ----      ----       ----      ----
Revenue................................................    100%      100%       100%      100%

Operating expenses:
  Instruction costs & services.........................   38.2      34.7       37.2      34.2
  Selling & Promotional................................   14.8      14.3       14.9      14.2
  General & administrative.............................   46.6      44.0       52.4      47.9
  Provision for uncollectible accounts.................    3.2       4.5        3.8       3.9
                                                         -----     -----      -----     -----
  Total operating expenses.............................  102.8%     97.5%     108.3%    100.2%

Operating income (loss)................................   (2.8)      2.5       (8.3)      (.2)

Interest expense.......................................     .5       1.0         .6        .5
                                                         -----     -----      -----     -----
Income (loss) before income taxes and gain on sale.....   (3.3)%     1.5%      (8.9)%     (.7)%
Gain on sale of assets.................................              1.7
                                                         -----     -----      -----     -----
Income (loss) before income taxes......................   (3.3)%     3.2%      (8.9)%     (.7)%

Provision (benefit) for income taxes...................   (1.3)       .9       (3.5)%     (.1)%
                                                         -----     -----      -----     -----

Income (loss) before cumulative effect of change in
     accounting principle..............................   (2.0)      2.3       (5.4)      (.6)

Cumulative effect in prior years of change in revenue
     recognition method................................             (3.5)
                                                         -----     -----      -----     -----

Net loss...............................................  (2.0)%     (1.2)%     (5.4)%     (.6)%
                                                         =====     =====      =====     =====

             (The remainder of this page left intentionally blank.)

Result of Operations

                  SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 1997


     Net loss increased $130,000 to $364,000 for the six months ended June 30, 1998 compared to $234,000 for the same period in 1997. In 1997, the Company benefited from a $313,000 gain from the sale of its Michigan building. The cumulative effect of the revenue recognition change in 1997 was a decrease of net income by $659,000.

     Total revenue decreased 6.3% or $1,175,000 to $17,433,000 for the six months ended June 30, 1998 compared to $18,608,000 for the same period in 1997. Total operating expenses decreased $209,000 to $17,935,000 compared to $18,144,000 for the six months ended June 30, 1997. The reduction in revenue was due to declining student population. The Company has taken the following steps in an effort to increase enrollments: a new advertising program was implemented including new television commercials and print ads, a new National Director of Student Recruitment was hired, a new student recruitment training program was implemented, and a marketing consultant was retained to focus and improve advertising results.

     Instruction costs and services - increased $205,000 or 3.2% to $6,668,000 compared to $6,463,000 in 1997. The increase was a result of increased faculty wages.

     Selling and promotional - decreased $70,000 or 2.6% to $2,588,000 compared to $2,658,000 in 1997. Advertising expense increased slightly and was offset by a reduction in wages.

     General and administrative - decreased $69,000 to $8,119,000 compared to $8,188,000 in 1997. Professional fees decreased $203,000 compared to 1997. The offsetting increase was primarily due to additional outside services, travel and employee procurement costs compared to 1997.

     Provision for uncollectible accounts - decreased $275,000 or 32.9% to $560,000 compared to $835,000 in 1997. The decrease is due to a reduction in notes receivable and improved collections.

     Interest expense - decreased $88,000 or 48.4% to $94,000 compared to $182,000 in 1997. The decrease is due to the Company satisfying the interest obligation due CenCor on February 25, 1997 as a result of the Cahill-Warnock Transaction.

     Benefit for income taxes - In 1998, a tax benefit of $232,000 or 39% was recorded compared to a tax provision of $170,000 or 29% in 1997.

     EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 7,157,000 in 1998 from 6,982,000 in 1997 and diluted weighted average common shares decreased to 7,157,000 in 1998 from 10,426,000 in 1997. Basic and diluted loss per share before accounting change was $.06 for the six months ended June 30, 1998 after a reduction of $68,000 for preferred stock dividends.. Basic earnings per share was $.22 for 1997 after a reduction for preferred stock dividends of $69,000 and an addition of $1,210,000 for the Class A preferred stock redemption in 1997. Diluted EPS is shown after an addition of $37,000 for convertible debt interest, an addition of $1,210,000 for the gain on the Class A Preferred Stock Redemption and a reduction of $28,000 for preferred stock dividends in 1997.


                    QUARTER ENDED JUNE 30, 1998 COMPARED TO
                          QUARTER ENDED JUNE 30, 1997

     Net loss increased $398,000 to $453,000 for the three months ended June 30, 1998 compared to $55,000 the same period in 1997.

     Total revenue decreased 9.6% or $881,000 to $8,339,000 for the three months ended June 30, 1998 compared to $9,220,000 for the same period in 1997. The revenue decrease was a result of decreased student population. Total operating expenses decreased $205,000 to $9,032,000 compared to $9,237,000 for the three months ended June 30, 1997.

     Instruction costs and services - decreased $50,000 or 1.6% to $3,106,000 compared to $3,156,000 in 1997. The decrease was a result of decreased textbook and supply expenses compared to 1997.

     Selling and promotional - decreased $63,000 or 4.8% to $1,242,000 compared to $1,305,000 in 1997. The decrease resulted from less wages compared to 1997.

     General and administrative - decreased $47,000 or 1.1% to $4,370,000 compared to $4,417,000 in 1997. Professional fees decreased $84,000 compared to 1997. The offsetting increase was primarily due to outside services.

     Provision for uncollectible accounts - decreased $45,000 or 12.5% to $314,000 compared to $359,000 in 1997. The decrease is due to a reduction in notes receivable and improved collections.

     Interest expense - increased $2,000 to $48,000 compared to $46,000 in 1997.

     Benefit for income taxes - In 1998, a tax benefit of $288,000 or 39% was recorded compared to a benefit of $8,000 or 13% in 1997.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,190,000 in 1998 from 6,997,000 in 1997. Basic loss per share was ($.07) for the three months ended June 30, 1998 after a reduction for preferred stock dividends of $35,000. Basic loss per share was ($.01) in 1997 and is shown after a reduction for preferred stock dividends of $31,000 in 1997. Diluted loss per share was ($.07) for the three months ended June 30, 1998 after a reduction of $35,000 for preferred stock dividends. Diluted loss per share was ($.01) in 1997 and is shown after a reduction for preferred stock dividends of $31,000 for preferred stock dividends.

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

     In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. This facility was recently extended and expires on April 30, 1999. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. As of July 20, 1998, the Company had not borrowed any funds against the line of credit.

Cash Flows and Other

     Net cash consumed by operating activities was $156,000 for the six months ended June 30, 1998 compared to cash provided by operating activities of $567,000 during the same period in 1997. This decrease is attributable to reduced enrollments. Net receivables after provision for losses on receivables decreased $1,942,000 in 1998 compared to a decrease of $1,414,000 in 1997. Deferred student tuition decreased in 1998 by $2,181,000 compared to a decrease of $474,000 in 1997.

     Capital expenditures for the six months ended June 30, 1998 were $619,000 compared to $584,000 in 1997. Capital expenditures in 1998 were primarily for additional computer equipment. In 1997, the Company received approximately $725,000 from the sale of the Michigan land and building and $300,000 from the San Jose sale.

     Financing activities increased cash $9,000 in 1998. In 1997, financing activities increased cash $415,000 as the Company retired the outstanding debt and preferred stock due CenCor, Inc. and received cash from the issuance of new debentures and preferred stock. The Company believes that existing future commitments will be paid from cash provided by operating activities, cash on hand, and if necessary, the existing credit facility.

Contingencies

     In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. During June 1998, the FTC presented the Company with a proposed complaint and consent order concerning the inquiry. The Company recently met with representatives of the FTC and is considering various options available to the latest action. Currently, there is not sufficient information available to determine the financial impact on the Company, if any.

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

     During July 1993, nine former students of the Jacksonville, Florida School filed individual lawsuits against the School, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These cases were dismissed by the plaintiffs; however, over time three others were filed seeking similar relief on behalf of a total of 95 plaintiffs. See Part II, Item 1 - "Legal Proceedings".

     In 1991, The United States Department of Education ("ED") notified the Company that the Southern Career Institute (the "SCI"), a proprietary, post-secondary vocational home study school acquired through a wholly owned subsidiary in 1990, was ineligible to participate in federal student financial assistance programs. The Company subsequently received notices requesting payments to ED of approximately $2.7 million relating to student financial assistance funds disbursed between June and November 1990. See the Company's 1997 Form 10-K, Item 7 - "Contingencies". In September 1997, ED again sent notices to the Company requesting payment. The Company responded by restating its offer to settle for the amount in the SCI bank account which is currently $30,000 and requested an opportunity to review documents and for a hearing. In April, the Company was verbally informed that ED is sending the account to the Department of Treasury ("Treasury"). The Company has not been contacted by Treasury as of July 28, 1998.

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

Item 2.  Change in Securities -- None
         ----------------------------

Item 3.  Defaults upon Senior Securities -- None
         ---------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         a) The Company held its 1998 Annual Meeting of Stockholders ("Annual Meeting") on May 29, 1998. On the Record Date, the Company had 7,190,176 shares of Common Stock and 55,147 shares of Voting Preferred Stock (having 1,102,940 votes) issued and outstanding and entitled to vote at the Annual Meeting. Although permitted, no shares were voted in person and no shareholder proposals were presented at the meeting.

         b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitiation in opposition to management's nominees for Directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

                    Election of Six Directors:        FOR          WITHHELD
                                                      ---          --------
                    1.  Jack L. Brozman            6,325,635        304,888
                    2.  David A. Nichols           6,326,635        303,888
                    3.  Robert R. Roehrich         6,326,635        303,888
                    4.  James R. Seward            6,326,635        303,888
                    5.  Thomas K. Sight            6,326,635        303,888
                    6.  David L. Warnock           6,326,635        303,888

         c) Approval of the independent auditors for the Company for 1998 was voted as follows:

                                                FOR       AGAINST     WITHHELD
                                                ---       -------     --------
                    Price Waterhouse LLP     6,627,185     1,138        2,200

                                                           FOR       AGAINST     WITHHELD     NO VOTE
                                                           ---       -------     --------     -------
         d)  Approval of the 1998 Employee Stock
             Purchase Plan was voted as follows:        5,111,691     23,383      149,780    1,345,669

                                                           FOR       AGAINST     WITHHELD     NO VOTE
         e)  Approval of the 1998 Long-Term Executive      ---       -------     --------     -------
             Compensation Planm was voted as follows:   4,245,251    890,173      149,430    1,345,669

Item 5.  Other Information -- None
         -------------------------

Item 6.  Exhibits
         --------

         11   Computation of per share earnings

         12   Financial Data Schedule

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


                                DATED: July 20, 1998


                                By:___________________________________________
                                   Robert R. Roehrich, Chief Executive Officer


                                By:___________________________________________
                                   Gregg Gimlin, Chief Financial Officer