Form 10-Q
period 1998-09-30
CONCORDE CAREER COLLEGES INC
filed 1998-11-16
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1998         Commission File No.  0-16992
                      ------------------                              -------


                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


           Delaware                                        43-1440321
--------------------------------                --------------------------------
(State of other jurisdiction                    (I.R.S. Employer Identification
of Incorporation or Organization                Number)


5800 Foxridge Drive, Mission Corporate Centre
Suite 500
Mission, Kansas                                                66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:   (913) 831-9977
                                                   --------------------

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

As of November 12, 1998 Concorde Career Colleges, Inc. had 7,226,776 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   Form 10-Q

                     Nine Months Ended September 30, 1998


                                     INDEX

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Notes to Condensed Consolidated Financial Statements
            Note 1 and 2...............................................     1

         Condensed Consolidated Balance Sheets.........................   2,3

         Condensed Consolidated Statements of Operations...............   4,5

         Condensed Consolidated Statements of Cash Flows...............     6

         Consolidated Statement of Changes in Stockholders' Equity.....     7


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     8


                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    12

Item 2.  Change in Securities..........................................    12

Item 3.  Defaults Upon Senior Securities...............................    12

Item 4.  Submission of Matters to a Vote of Security Holders...........    12

Item 5.  Other Information.............................................    12

Item 6.  Exhibits and Reports on Form 8-K..............................    12

Signatures.............................................................    13

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------


               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Recent Event

     Dr. Robert Roehrich, the Company's President, Chief Executive Officer, and a member of the Company's Board of Directors, resigned effective November 12, 1998.

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

     Diluted earnings per share is computed by deducting accrued and imputed preferred dividends and adding convertible subordinated debt interest net of income taxes (if dilutive) and for 1997 adding the excess of the carrying value of the preferred stock retired over the amount of cash paid. This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options and for warrants and preferred stock assumed converted to common stock.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER  30, 1998 AND DECEMBER 31, 1997
                                  (unaudited)

                                    ASSETS


                                                                        September 30,       December 31,
                                                                            1998                1997
                                                                        -------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents.........................................     $ 3,170,000         $ 5,393,000
                                                                         -----------         -----------
     Accounts receivable.............................................     11,387,000          10,523,000

     Notes receivable................................................      3,742,000           3,758,000

     Allowance for uncollectible accounts............................     (1,366,000)         (1,309,000)
                                                                         -----------         -----------

     Net receivables.................................................     13,763,000          12,972,000

  Recoverable income taxes...........................................        930,000             340,000

  Deferred income taxes..............................................        718,000             916,000

  Supplies and prepaid expenses......................................        938,000             794,000
                                                                         -----------         -----------

    Total current assets.............................................     19,519,000          20,415,000
                                                                         -----------         -----------


FIXED ASSETS, NET:...................................................      2,921,000           2,533,000
                                                                         -----------         -----------

INTANGIBLE ASSETS, NET

  Less accumulated amortization of $1,261,000 at September 30, 1998
  and $1,139,000 at December 31, 1997, respectively..................        472,000             594,000
                                                                         -----------         -----------

OTHER ASSETS:

  Long-term notes receivable.........................................      1,270,000           1,992,000

  Allowance for uncollectible notes..................................       (452,000)           (616,000)

  Other..............................................................        375,000             383,000

  Deferred income taxes..............................................        315,000             223,000
                                                                         -----------         -----------

     Total other assets..............................................      1,508,000           1,982,000
                                                                         -----------         -----------
                                                                         $24,420,000         $25,524,000
                                                                         ===========         ===========



  The accompanying notes are an integral part of these condensed consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            September 30,      December 31,
                                                                                1998              1997
                                                                                ----              ----
CURRENT LIABILITIES:
  Deferred student tuition.............................................      $10,945,000       $10,878,000

  Accrued salaries and wages...........................................          721,000           821,000

  Accrued interest.....................................................          179,000           190,000

  Accounts payable and other accrued liabilities.......................        2,571,000         3,040,000
                                                                             -----------       -----------
       Total current liabilities.......................................       14,416,000        14,929,000

OTHER LONG-TERM LIABILITIES                                                      339,000           360,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK                         3,500,000         3,500,000
                                                                               ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred Stock, ($.10 par value, 600,000 shares authorized)
     Class B, 55,147 shares issued and outstanding.....................            6,000             6,000

  Common stock, ($.10 par value, 19,400,000 shares
  authorized), 7,218,576 shares issued and 7,191,776 shares outstanding          722,000           713,000

  Capital in excess of par.............................................        8,105,000         8,000,000

  Accumulated deficit..................................................       (2,607,000)       (1,923,000)

  Less-treasury stock, 26,800 shares, at cost..........................          (61,000)          (61,000)
                                                                             -----------       -----------

     Total stockholders' equity........................................        6,165,000         6,735,000
                                                                             -----------       -----------

                                                                             $24,420,000       $25,524,000
                                                                             ===========       ===========



  The accompanying notes are an integral part of these condensed consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             For the Nine Months Ended September 30, 1998 and 1997
             And the Three Months Ended September 30, 1998 and 1997
                                  (unaudited)


                                                       Nine Months Ended         Three Months Ended
                                                       -----------------         ------------------

                                                         September 30,              September 30,
                                                         -------------              -------------
                                                       1998         1997          1998         1997
                                                       ----         ----          ----         ----
NET REVENUES                                       $26,075,000   $27,926,000   $8,642,000   $9,319,000

COSTS AND EXPENSES:

  Instruction costs and services........            10,019,000    10,114,000    3,351,000    3,651,000
  Selling and promotional...............             4,172,000     4,144,000    1,584,000    1,486,000
  General and administrative............            11,785,000    12,085,000    3,666,000    3,897,000
  Provision for uncollectable accounts..               908,000     1,139,000      348,000      304,000
                                                   -----------   -----------   ----------   ----------
  Total.................................            26,884,000    27,482,000    8,949,000    9,338,000
                                                   -----------   -----------   ----------   ----------

OPERATING INCOME (LOSS)                               (809,000)      444,000     (307,000)     (19,000)

INTEREST EXPENSE                                       142,000       230,000       48,000       48,000
                                                   -----------   -----------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES AND GAIN ON SALE    (951,000)      214,000     (355,000)     (67,000)

GAIN ON SALE OF ASSETS                                               313,000
                                                   -----------   -----------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                     (951,000)      527,000     (355,000)     (67,000)

PROVISION (BENEFIT) FOR INCOME TAXES                  (371,000)     (415,000)    (139,000)    (584,000)
                                                   -----------   -----------   ----------   ----------


INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                  (580,000)      942,000     (216,000)     517,000

CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31,
1996) OF CHANGE IN REVENUE RECOGNITION METHOD,
NET OF TAX                                                          (659,000)
                                                   -----------   -----------   ----------   ----------

NET INCOME (LOSS)                                  $  (580,000)  $   283,000   $ (216,000)  $  517,000
                                                   ===========   ===========   ==========   ==========

                                  (Continued)

  The accompanying notes are an integral part of these condensed consolidated statements.



             (The remainder of this page left intentionally blank.)

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             For the Nine Months Ended September 30, 1998 and 1997
             And the Three Months Ended September 30, 1998 and 1997


                                                                                 Nine Months Ended      Three Months Ended
                                                                                 -----------------      ------------------
                                                                                   September 30,           September 30,
                                                                                   -------------           -------------

                                                                                 1998         1997       1998         1997
                                                                                 ----         ----       ----         ----
WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic..................................................................      7,168,000    7,012,000  7,191,000    7,070,000
  Diluted ...............................................................      7,168,000   10,829,000  7,191,000   11,725,000

BASIC EARNINGS PER SHARE:

  Income (loss) before cumulative effect of change in accounting
   principle ..........................................................            $(.10)       $ .29     $ (.04)       $ .07

  Cumulative effect on prior years (to December 31, 1996) of
   change in revenue recognition method .......................                                  (.09)
                                                                                   -----        -----     ------        -----

NET INCOME (LOSS) PER SHARE                                                        $(.10)       $ .20     $ (.04)       $ .07
                                                                                   =====        =====     ======        =====

DILUTED EARNINGS PER SHARE:

  Income (loss) before cumulative effect of change in accounting
   principle ..........................................................            $(.10)       $ .20     $ (.04)       $ .05
 Cumulative effect on prior years (to December 31, 1996) of
  change in revenue recognition method ......................                                    (.06)
                                                                                   -----        -----     ------        -----

NET INCOME (LOSS) PER SHARE .......................................                $(.10)       $ .14     $ (.04)       $ .05
                                                                                   =====        =====     ======        =====



 The accompanying notes are an integral part of these consolidated statements.




             (The remainder of this page left intentionally blank.)

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (unaudited)


                                                                                  1998                  1997
                                                                                  ----                  ----
CASH FLOWS --OPERATING ACTIVITIES:
 Net (loss).....................................................              $  (580,000)           $   283,000
 Adjustments to reconcile net (loss) to net
   cash provided by operating activities -
   Gain on sale of assets.......................................                                        (313,000)
   Depreciation and amortization................................                  686,000                691,000
   Provision for losses on accounts receivable..................                  908,000              1,139,000
   Cumulative effect of change in accounting principle..........                                         659,000
    Change in assets and liabilities, net  -
      Change in receivables.....................................               (1,140,000)            (1,079,000)
      Change in deferred student tuition........................                   68,000              1,663,000
      Change in deferred income taxes...........................                  106,000             (1,097,000)
      Change in recoverable income taxes........................                 (591,000)              (380,000)
      Other changes in assets and liabilities, net..............                 (738,000)            (1,195,000)
                                                                              -----------            -----------

          Total adjustments.....................................                 (701,000)                88,000
                                                                              -----------            -----------

          Net operating activities..............................               (1,281,000)               371,000
                                                                              -----------            -----------

CASH FLOWS --INVESTING ACTIVITIES:
 Proceeds from sales of assets..................................                                       1,025,000
 Capital expenditures                                                            (952,000)            (1,232,000)
                                                                              -----------            -----------
          Net investing activities..............................                 (952,000)              (207,000)
                                                                              -----------            -----------
CASH FLOWS --FINANCING ACTIVITIES:
 Class A Preferred stock redemption.............................                                      (1,302,000)
 Class A Preferred stock dividend payments......................                                        (467,000)
 Principal payments on debt due CenCor..........................                                      (2,819,000)
 Class B Preferred stock issued.................................                                       1,500,000
 Subordinated debt issued to Cahill-Warnock.....................                                       3,500,000
 Stock options exercised........................................                   10,000                 13,000
                                                                              -----------            -----------

          Net financing activities..............................                   10,000                425,000
                                                                              -----------            -----------

          Net increase (decrease) in cash and cash equivalents..               (2,223,000)               589,000

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.........................................                5,393,000              4,261,000
                                                                              -----------            -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD...............................................              $ 3,170,000            $ 4,850,000
                                                                              -----------            -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest.....................................................                 $153,000               $225,000
   Income taxes.................................................                  244,000                629,000

 Cash received during the period for:
   Interest.....................................................                 $246,000               $329,000

  The accompanying notes are an integral part of these condensed consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (unaudited)

                                                             Capital
                                       Preferred   Common   in Excess   Accumulated   Treasury
                                         Stock     Stock      of Par      Deficit      Stock
                                       ---------  --------  ----------  -----------   --------
BALANCE, December 31, 1997...........   $6,000    $713,000  $8,000,000  $(1,923,000)  $(61,000)

  Net Loss...........................                                      (580,000)

  Class B Preferred Stock Accretion..                          104,000     (104,000)

  Stock Options Exercised............                9,000       1,000
                                        ------    --------  ----------  -----------   --------

BALANCE, September 30, 1998..........   $6,000    $722,000  $8,105,000  $(2,607,000)  $(61,000)
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


                                                                Nine Months                  Three Months
                                                             Ended September 30           Ended September 30
                                                             ------------------           ------------------

                                                               1998      1997               1998      1997
                                                               ----      ----               ----      ----
Revenue................................................        100%      100%               100%      100%

Operating expenses:
  Instruction costs & services.........................        38.4      36.2               38.8      39.2
  Selling & Promotional................................        16.0      14.8               18.3      15.9
  General & administrative.............................        45.2      43.4               42.4      41.9
  Provision for uncollectible accounts.................         3.5       4.1                4.0       3.3
                                                              -----      ----              -----     -----
  Total operating expenses.............................       103.1%     98.5%             103.5%    100.3%

Operating income (loss)................................        (3.1)      1.5               (3.5)      (.3)

Interest expense.......................................          .5        .8                 .6        .5
                                                              -----      ----              -----     -----
Income (loss) before income taxes and gain on sale.....        (3.6)%      .7%              (4.1)%     (.8)%

Gain on sale of assets.................................                   1.1%
                                                                         ----              -----     -----

Income (loss) before income taxes......................        (3.6)%     1.8%              (4.1)%     (.8)%

Provision (benefit) for income taxes...................        (1.4)%    (1.6)              (1.6)%    (6.3)%
                                                              -----      ----              -----     -----

Income (loss) before cumulative effect of change in
        accounting principle...........................        (2.2)%     3.4               (2.5)%     5.5

Cumulative effect in prior years of change in revenue
        recognition method.............................                  (2.4)
                                                              -----      ----              -----     -----

Net loss...............................................        (2.2)%     1.0%              (2.5)%     5.5%
                                                              =====      ====              =====     =====





             (The remainder of this page left intentionally blank.)

Result of Operations

               NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                     NINE MONTHS ENDED SEPTEMBER 30, 1997




     The net loss was $580,000 for the nine months ended September 30, 1998 compared to net income of $283,000 for the same period in 1997. In 1997, the Company benefited from a $313,000 gain from the sale of its Michigan building. The cumulative effect of the revenue recognition change in 1997 was a decrease of net income by $659,000.

     Total revenue decreased 6.6% or $1,851,000 to $26,075,000 for the nine months ended September 30, 1998 compared to $27,926,000 for the same period in 1997. Total operating expenses decreased $598,000 to $26,884,000 compared to $27,482,000 for the nine months ended September 30, 1997. The reduction in revenue was due to declining student population. The Company has taken the following steps in an effort to increase enrollments: a new advertising program was implemented including new television commercials and print ads, a new National Director of Student Recruitment was hired, a new student recruitment training program was implemented, and a marketing consultant was retained to focus and improve advertising results. In addition the Company is replacing its current advertising agency effective December 1, 1998.

     Instruction costs and services--decreased $95,000 or .9% to $10,019,000 compared to $10,114,000 in 1997. Instruction wages increased $450,000 compared to 1997. The offsetting decrease was a result of textbook and supply expenses directly related to decreased population.

     Selling and promotional--increased $28,000 or .7% to $4,172,000 compared to $4,144,000 in 1997. Advertising expense increased $171,000 compared to 1997 and was offset by a reduction in wages.

     General and administrative--decreased $300,000 to $11,785,000 compared to $12,085,000 in 1997. Professional fees decreased $273,000 and wages decreased $235,000 compared to 1997. The offsetting increase was primarily due to additional outside services, travel, and employee procurement costs compared to 1997.

     Provision for uncollectible accounts--decreased $231,000 or 20.3% to $908,000 compared to $1,139,000 in 1997. The decrease is due to the recovery of student accounts that were previously written off.

     Interest expense--decreased $88,000 or 38.3% to $142,000 compared to $230,000 in 1997. The decrease is due to the Company satisfying the interest obligation due CenCor on February 25, 1997 as a result of the Cahill-Warnock Transaction.

     Benefit for income taxes--In 1998, a tax benefit of $371,000 or 39% was recorded compared to a tax benefit of $415,000 in 1997. During 1997, as a result of the settlement of outstanding tax issues, the Company released book tax contingencies totaling $650,000.

     EPS and Weighted Average Common Shares--Basic weighted average common shares increased to 7,168,000 in 1998 from 7,012,000 in 1997 and diluted weighted average common shares decreased to 7,168,000 in 1998 from 10,829,000 in 1997. The stock options, non-detachable warrants, and preferred stock were anti-dilutive for the nine months ended September 30, 1998 and accounted for the decrease in dilutive weighted average common shares compared to 1997. Basic and diluted loss per share was $.10 for the nine months ended September 30, 1998 after a reduction of $104,000 for preferred stock dividends accretion. Basic earnings per share before accounting change was $.29 for 1997 after a reduction for preferred stock dividends of $100,000 and an addition of $1,210,000 for the Class A preferred stock redemption in 1997. Diluted EPS is shown after an addition of $64,000 for convertible debt interest, an addition of $1,210,000 for the Class A preferred stock redemption and a reduction of $28,000 for preferred stock dividends in 1997.


                 QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO
                       QUARTER ENDED SEPTEMBER 30, 1997

     Net loss was $216,000 for the three months ended September 30, 1998 compared to net income of $517,000 for the same period in 1997.

     Total revenue decreased 7.3% or $677,000 to $8,642,000 for the three months ended September 30, 1998 compared to $9,319,000 for the same period in 1997. The revenue decrease was a result of decreased student population. Total operating expenses decreased $389,000 to $8,949,000 compared to $9,338,000 for the three months ended September 30, 1997.

     Instruction costs and services--decreased $300,000 or 8.2% to $3,351,000 compared to $3,651,000 in 1997. The decrease was a result of decreased textbook and supply expenses compared to 1997.

     Selling and promotional--increased $98,000 or 6.6% to $1,584,000 compared to $1,486,000 in 1997. The increase resulted from increased advertising expense compared to 1997.

     General and administrative--decreased $231,000 or 5.9% to $3,666,000 compared to $3,897,000 in 1997. The decrease was primarily due to decreased professional fees and wages compared to 1997.

     Provision for uncollectible accounts--increased $44,000 or 14.5% to $348,000 compared to $304,000 in 1997.

     Interest expense--was a constant $48,000 for 1998 and 1997.

     Benefit for income taxes--In 1998, a tax benefit of $139,000 or 39% was recorded compared to a benefit of $584,000 in 1997. During 1997, as a result of the settlement of outstanding tax issues, the Company released book tax contingencies totaling $550,000 for the three months ended September 30, 1997.

     EPS and Weighted Average Common Shares--Basic weighted average common shares increased to 7,191,000 in 1998 from 7,070,000 in 1997 and diluted weighted average common shares decreased to 7,191,000 in 1998 from 11,725,000 in 1997. The stock options, non-detachable warrants, and preferred stock were anti-dilutive for the nine months ended September 30, 1998 and accounted for the decrease in dilutive weighted average shares compared to 1997. Basic and diluted loss per share was ($.04) for the three months ended September 30, 1998 after a reduction of $37,000 for preferred stock dividends. Basic earnings per share was $.07 in 1997 after a reduction for preferred stock dividends of $32,000. Diluted earnings per share was $.05 in 1997 and is shown after an addition of $27,000 for convertible debt interest in 1997.

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

     In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997 with Security Bank of Kansas City. This facility was extended and expires on April 30, 1999. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. As of November 6, 1998, the Company had not borrowed any funds against the line of credit.

Cash Flows

     Net cash consumed by operating activities was $1,281,000 for the nine months ended September 30, 1998 compared to cash provided by operating activities of $371,000 during the same period in 1997. This decrease is attributable to reduced enrollments. Deferred student tuition decreased in 1998 by $68,000 compared to a decrease of $1,663,000 in 1997.

     Capital expenditures for the nine months ended September 30, 1998 were $952,000 compared to $1,232,000 in 1997. Capital expenditures in 1998 were primarily for additional computer equipment. In 1997, the Company received approximately $725,000 from the sale of the Michigan land and building and $300,000 from the San Jose sale.

     Financing activities increased cash $10,000 in 1998. In 1997, financing activities increased cash $425,000 as the Company retired the outstanding debt and preferred stock due CenCor, Inc. and received cash from the issuance of new debentures and preferred stock. The Company believes that existing future commitments will be paid from cash provided by operating activities, cash on hand, and if necessary, the existing credit facility.

Miami Closing

     On October 20, 1998, the Company announced that its Miami, Florida Campus will be closed in the second quarter of 1999. The Miami building lease expires April 30, 1999 and the current landlord is unwilling to renew the lease. The Company has ceased enrolling new students and will teach the existing students at the current location. All students are scheduled to graduate before June 30, 1999. The Miami Campus is the Company's smallest campus and accounts for 3.1% of the Company's total revenue and 3.4% of the student population as of September 30, 1998.

Year 2000

     The Company has assessed and continues to assess the impact of the year 2000 issue ("Y2K") on its operations. Many computer systems and applications currently use two-digit date fields to designate a year. In such systems, the Y2K issue exists because date sensitive computer systems will recognize the year 2000 as the year 1900 or not at all.

     The Company uses personal computers (based on Microsoft operating systems) for both operational and classroom purposes. In the normal course of business, the Company has scheduled an upgrade of its operational system through the first quarter of 1999, including replacing both hardware and software. The Company believes that after its planned upgrade, its operational system will be compliant. If the upgrade is not complete by the end of the first quarter of 1999, existing software will require modification. The Company does not believe that any modification of existing software or conversion to new software as a direct result of the Y2K will result in a material cost or pose a significant operational problem for its computer systems.

     The Company uses major third party vendors for its accounting system and for its payroll processing. Both vendors notified the Company they are Y2K compliant. The Company's financial activity is concentrated with the Department of Education and major banking and other financial institutions located within the United States. Failure by the Department of Education ("ED") to be Y2K compliant could result in a temporary reduction of cash available for operations. ED recently completed a basic Y2K assessment and is now accelerating its program for compliance. The Company is currently unable to assess ED's ability to become Y2K compliant.

     The Company has not yet obtained assurance from other providers of goods or services of Y2K compliance. Most goods and services, except for utilities, can be obtained from alternate sources.

     The Company is currently developing a formal program to address Y2K issues. Although the Company is not aware of any material operational or financial Y2K related issues, the Company cannot make any assurances that its computer systems, services or the computer systems and other systems of others upon which the Company depends will be Y2K ready or that the costs to become Y2K compliant will not become material.

Contingencies

     In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. During June 1998, the FTC presented the Company with a proposed complaint and consent order concerning the inquiry. The Company met with representatives of the FTC and is considering various options. Currently, there is not sufficient information available to determine the financial impact on the Company, if any.

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

     In 1991, ED notified the Company that the Southern Career Institute (the "SCI"), a proprietary, post-secondary vocational home study school acquired through a wholly owned subsidiary in 1990, was ineligible to participate in federal student financial assistance programs. The Company subsequently received notices requesting payments to ED of approximately $2.7 million relating to student financial assistance funds disbursed between June and November 1990. See the Company's 1997 Form 10-K, Item 7 "Contingencies". In September 1997, ED again sent notices to the Company requesting payment. The

Company responded by restating its offer to settle for the amount in the SCI bank account which is currently $30,000 and requested an opportunity to review documents and for a hearing. In April 1998, the Company was verbally informed that ED is sending the account to the Department of Treasury ("Treasury"). The Company has not been contacted by Treasury as of November 6, 1998.

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

Item 2. Change in Securities -- None
        -----------------------------

Item 3. Defaults upon Senior Securities -- None
        ---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders -- None
        -----------------------------------------------------------

Item 5. Other Information
        -----------------
        Dr. Robert Roehrich, the Company's President, Chief Executive Officer, and a member of the Company's Board of Directors, resigned effective November 12, 1998. The resignation was not due to disagreements with the Company relating to operations, policies or practices.

Item 6.  Exhibits
         --------
         11 Computation of per share earnings
         27 Financial Data Schedule
         .  No Reports on Form 8-K were filed during the period.

                                  SIGNATURES
                                  ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CONCORDE CAREER COLLEGES, INC.


                                DATED:  November 12, 1998

                                By:___________________________________________
                                   Jack L. Brozman, Chief Executive Officer


                                By:_____________________________________________
                                   Paul Gardner, Vice President of Finance