Form 10-K405
period 1998-12-31
CONCORDE CAREER COLLEGES INC
filed 1999-03-31
CIK 832483

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

                  For the Fiscal Year Ended December 31, 1998

                        Commission file number 0-16992

                        CONCORDE CAREER COLLEGES, INC.
            (Exact name of registrant as specified in its charter)
                           5800 Foxridge, Suite 500
                             Mission, Kansas 66202
                           Telephone: (913) 831-9977

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

                              Yes [X]     No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate the number of outstanding shares of the Registrant's Common Stock, as of March 24, 1999:

               7,840,326 Shares of Common Stock, $.10 par value

     The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $1,945,000 as of March 24, 1999. Part III incorporates information by reference to the Registrant's definitive proxy statement for Annual Meeting of Stockholders to be held May 28, 1999.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1998

                                     Index

Item                                                                       Page
----                                                                       ----
                                    PART I

1.   Business............................................................    I-1

2.   Properties..........................................................    I-7

3.   Legal Proceedings...................................................    I-8

4.   Submission of Matters to a Vote of Security Holders.................    I-8

                                    PART II

5.   Market for the Registrant's Common Stock and Related
       Stockholder Matters...............................................   II-1

6.   Selected Financial Data.............................................   II-1

7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............................   II-3

7A.  Quantitative and Qualitative Disclosures about Risk.................  II-12

8.   Financial Statements and Supplementary Data.........................  II-13

9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure...............................  II-36

10.  Exhibit 23 - Consent of Independent Accountants.....................  II-37

                                   PART III

11.  Directors, Executive Officers, Promoters and Control
       Persons of the Registrant (Incorporated by Reference).............  III-1

12.  Executive Compensation (Incorporated by Reference)..................  III-1

13.  Security Ownership of Certain Beneficial Owners and
       Management (Incorporated by Reference)............................  III-1

14.  Certain Relationships and Related Transactions
       (Incorporated by Reference).......................................  III-1

                                    PART IV

15.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K.......................................................   IV-1

     Signatures..........................................................   IV-5

                                    PART I

Item 1.   Business

Overview

     The discussion set forth below, as well as other portions of this Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K and may relate to: (i) the ability of the Company to realize increased enrollments from investments in infrastructure made over the past year; (ii) ED's enforcement or interpretation of existing statutes and regulations affecting the Company's operations; and (iii) the sufficiency of the Company's working capital, financings and cash flow from operating activities for the Company's future operating and capital requirements. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; issues related to the year 2000; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments. The following should be read in conjunction with Part II, Item 7 - Safe Harbor Statement.

     Also see Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Trends and Recent Events, and Liquidity and Capital Resources."

The Company

     The Company owns and operates proprietary, postsecondary institutions (defined below) that offer career vocational training programs primarily in the allied health field. As of December 31, 1998, the Company operated Campuses at 12 locations in six states (the "Campuses"). Prior to August 2, 1996, the Company also offered Review Courses for the CPA Examination. For a comparison of the revenues generated by the Campuses and the CPA Review Courses, see Part II
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company was formed in 1988 as a Delaware corporation. Prior to March 31, 1988, the Company was the career college division of CenCor, Inc. ("CenCor"). The Company's principal office is located at 5800 Foxridge, Suite 500, Mission, Kansas 66202 (telephone: 913/831-9977). Unless otherwise indicated, the term "Company" refers to Concorde Career Colleges, Inc. and its direct and indirect wholly owned subsidiaries.

Recent Events

     Dr. Robert Roehrich the Company's President, Chief Executive Officer and a member of the Company's Board of Directors, resigned effective November 12, 1998. Jack L. Brozman, the Chairman of the Board was appointed President and Chief Executive Officer.

     On October 20, 1998 the Company announced that its Miami, Florida campus would close during the second quarter of 1999. The Miami building lease expires April 30, 1999 and the landlord was unwilling to renew the lease. The Miami campus accounted for 2.9% of the Company's revenue and 2.4% of the student population as of December 31, 1998.

     During 1998 the Company signed agreements to enter into a lease for a new building being constructed in Garden Grove, California. The Company will move its existing Anaheim campus to the new facility when construction is completed in 1999.

The Campuses

     The Company operates Campuses located in the following cities: North Hollywood, Anaheim, San Bernardino, and San Diego, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, Miami (an additional location of the Tampa Campus) and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; and Memphis, Tennessee.

                                Part I - Page 1

     The Company has designated each Campus as a "Concorde Career Institute," to increase name recognition.

     Allied Health Curriculum

     The Company's primary allied health programs of study are Vocational/Practical Nursing, Respiratory Therapy Technician, Surgical Technician, Pharmacy Technician, Radiology Technician, Medical Secretary, Medical Assistant, Insurance Coding Specialist, Dental Assistant, Dental Lab Technician and Patient Care Technician. Not all programs are offered at all Campuses. The Kansas City Campus offers an associate degree in allied health. Some Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses/programs, including Limited X-Ray, Expanded Duties for Dental Assistants, Insurance Coding, Clinical Lab Assistant, Patient Care Assistant, Nurse Assistant and various certification test preparations in allied health occupations.

     The Campuses are on a non-traditional academic calendar with starting dates for programs varying by location and type of program. Programs typically commence monthly at each Campus. The Campus' programs of study usually range from eight to eighteen months and include from 720 to 2,265 hours of instruction. While most programs are taught in a classroom atmosphere, hands-on clinical/laboratory experience is an integral part of the curriculum. Most programs of study include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the particular program.

     Recruitment and Admissions

     A typical student is either: (i) unemployed and enrolls in order to learn new skills and obtain employment, or (ii) underemployed and enrolls in order to acquire new skills or to update existing skills to increase his/her earning capacity. The Company recruits students through advertising in various media, including television, newspapers and direct mail. Students at some campuses are also recruited through seminars and lectures presented to graduating seniors at local high schools. Management estimates that approximately 18% of all enrollments are the result of referrals from the Campus' students and graduates.

     Each Campus maintains an Admissions Department that is responsible for conducting admissions interviews with potential applicants to provide information regarding the Campus' programs and to assist with the application process. In addition, each applicant for enrollment must take and pass an entrance examination(s) administered by a person other than admissions personnel. The entrance examination and interview are designed to determine the student's ability to benefit from the instruction provided by the Campus and the student's level of motivation to complete the program.

     The admissions criteria for the Campuses vary according to the program of study. Each applicant for enrollment must have a high school diploma; the equivalent of a high school diploma; or, at some campuses, must demonstrate the ability to benefit from the program sought before admission into the Campus is granted. All students must be beyond the age of compulsory high school attendance. The Company performs credit checks and/or utilizes a database maintained by the United States Department of Education ("ED") to identify applicants who may be in default on a prior student loan.

     At December 31, 1998, the Company had approximately 2,800 students in attendance at the Campuses.

     Student Retention

     The Company strives to help students complete their program of study through admissions screening policies, financial aid planning and student services. Each Campus has a staff member whose function is to provide student services concerning academic and personal problems that might disrupt or result in a premature end to a student's studies. Programs of study are offered in the morning, afternoon, and evening to meet the students' scheduling needs. The Vocational Nursing Program is also offered on weekends at some Campuses.

     If a student terminates prior to completing a program, federal and state regulations permit the Company to retain only a certain percentage of the total tuition, which varies with, but equals or exceeds, the percentage of the program completed. Amounts received by the Company in excess of such set percentage of tuition are refunded to the student or the appropriate funding source. See "Financing Student Education," below.

     Student Placement

     The Company, through placement personnel at each Campus, provides job placement assistance services for its graduates.

                                Part I - Page 2

The placement personnel establish and maintain contact with local employers and other sources of information on positions available in the local area. Additionally, the Campus' Director of Graduate Services works with students on preparing resumes and interviewing techniques. Postgraduate placement assistance is also provided,including referral to other cities in which the Campuses are located. A number of graduates do not require placement services. Frequently, the externship programs at the Campuses result in placement of students with the practitioners participating in the externship.

     Campus Administration

     The President and Chief Executive Officer (the "CEO") is responsible for the overall performance of the Campuses. Reporting to him are: the Executive Vice President, Chief Operating Officer (the "COO"); Vice President, Compliance/Financial Aid; Vice President, Chief Financial Officer; Vice President, Human Resources; Director, Information Technology; Director of Curriculum Planning and Development; and National Education Specialist.

     Each Campus is operated independently and is managed on site by a Campus Director reporting to the COO. In addition, each Campus is staffed with a Financial Aid Director, Director of Admissions, Academic Dean, Director of Graduate Services, Director of Business Services, several other support staff and a Director of Student Services at some locations. Instruction at each Campus is conducted by professional educators in the field or by former and current members of the medical community on a full-time or part-time basis. Instructional staff are selected based upon academic and professional qualifications, and experience level.

     Accreditation and Licensing

     The Campuses are accredited through accrediting associations recognized by ED. These associations are the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") or the Council on Occupational Education ("COE"). Accreditation by a nationally recognized accrediting body is necessary in order for a Campus to be eligible to participate in federally sponsored financial aid programs for students. See "Financing Student Education."

     Additionally, certain Campuses have received accreditation or approval for specific programs from certain of the following accrediting agencies: The American Society of Health Systems Pharmacists, Commission on Accreditation of Health Education Programs, Committee on Accreditation for Respiratory Care, the Commission on Dental Accreditation, the Committee on Dental Auxiliaries-California Board of Dental Examiners, Accreditation Review Committee on Education in Surgical Technology, and the Board of Vocational Nurse and Psychiatric Technician Examiners. While such programmatic accreditation/approvals are not necessary for participation in federally sponsored financial aid programs, they are required for certification and/or licensure of graduates from some of the programs, such as the Vocational or Practical Nurse and Respiratory Therapy programs offered by certain of the Campuses. Additionally, such accreditation or approvals have been obtained because management believes they enhance the students' employment opportunities in those states that recognize these accrediting agencies.

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

     Financing Student Education

     Tuition and other ancillary fees at the Campuses vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $6,000 to $17,000.

     Most students attending the Campuses utilize federal government grants and/or the Federal Family Education Loan programs available under the Higher Education Act of 1965, as amended (the "Act"), and various programs administered thereunder to finance their tuition. In October 1998, the U.S. Congress enacted legislation extending the Act until September 30, 2004. Generally all of the material program provisions and requirements remain in the same form and funding was authorized at the same or higher levels. The legislation did make several changes to Title IV programs including an increase in the amount of revenues an institution may

                                Part I - Page 3
derive from the Title IV programs. This regulation, generally referred to as the 85/15 rule, was modified to allow slightly higher reliance on Title IV funding after October 1, 1998 (90%). In addition, revisions to the change of ownership or control regulations now may allow an institution to continue uninterrupted participation in the Title IV programs provided it meets certain substantive and procedure requirements.

     Each Campus has at least one financial aid officer who assists students in making application for such federal grants and federal loans. Management estimates that during 1998, 79% of Campus' cash receipts were derived from funds obtained by students through these programs.

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

     Students at the Campuses principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans (FFELs) also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. FFELs are awarded annually to needy students studying at least half time at an approved postsecondary educational institution. Federal Pell Grants need not be repaid by the student. The maximum Pell Grant a student may receive for the 1998-99 award year is $3,000 ($3,125 for 1999-2000). The amount a student actually receives is based on a federal regulatory formula devised by ED.

     FFELs are low interest federal student loans provided by banks and other lending institutions, the repayment of which is fully guaranteed as to principal and interest by the federal government through a guarantee agency. The student pays no interest on a Subsidized Stafford Loan while in school and for a grace period (up to six months) thereafter; on unsubsidized loans, interest accrues but is capitalized and added to the principal. Parents of dependent students can receive PLUS loans. There is no interest subsidy for PLUS loans. The borrower is responsible for all interest that accrues on the loan while the student is in school. For both subsidized and unsubsidized loans, students do not need to begin payment until expiration of a six-month grace period following last day of attendance. After such time, repayment is required in monthly installments, including a variable interest rate. Lenders making subsidized FFELs receive interest subsidies during the term of the loan from the federal government, which also pays all interest on these FFELs while the student attends school and during the grace period. In the event of default, all FFELs are fully guaranteed as to principal and interest by state or private guarantee agencies which, in turn, are reimbursed by the federal government according to the guarantee agency reinsurance provisions contained in the Act.

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

     One of ED's principal criteria for assessing a Campus's eligibility to participate in student loan programs is the cohort default

                                Part I - Page 4
rate threshold percentage requirements (the "Cohort Default Rate") enacted in the Student Loan Default Prevention Initiative Act of 1990. Due to concerns about default rates, the ED has promulgated regulations affecting FFEL, and Federal Perkins Loan Program loans. Cohort Default Rates are calculated by the Secretary of Education and are designed to reflect the percentage of current and former students entering repayment in the cohort year, the fiscal year of the federal government -- October 1 to September 30, who default on their loans during that year or the following cohort year. This calculation includes only those defaulted loans on which federal guaranty claims have been paid. A school may request that a defaulted loan be removed from the calculation if the school can demonstrate that the loan was improperly serviced and collected under guidelines established in ED's regulations. A loan that is included in the default rate calculation may be subsequently paid by the student, but is not removed from the cohort calculation.

     After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of an institution to participate in the FFEL program if the Cohort Default Rate for three consecutive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for each of the three most recent fiscal years may be used as grounds for terminating FFEL eligibility.

     The following table sets forth the 1994, 1995, and 1996, cohort default rates for each of the Campuses. Publication of the Cohort Default Rates for 1990 and 1991 has been suspended due to two injunctions obtained by the Company to preclude ED from using 1990 and 1991 Cohort Default Rates as grounds to limit, suspend, or terminate the Campus' eligibility to participate in the FFEL program. The Company has a pending suit against the ED challenging past cohort default rates. See Item 3, "Legal Proceedings."

                               Cohort Default                                          Cohort Default
                                  Rates                                                    Rates
          Campus             1994  1995  1996                                          1994  1995  1996
                             ----  ----  ----                                           ----- ----  ----
     Anaheim, CA             24.8  26.1  20.5         North Hollywood, CA               20.1  21.3  14.0
     Denver, CO              18.7  18.2  16.4         Portland, OR                      20.1  12.7  19.3
     Jacksonville, FL        17.6  19.8  27.9         San Bernardino, CA                23.8  27.5  19.9
     Kansas City, MO         14.7  18.2  19.6         San Diego, CA(2)                  28.4  23.9  15.7
     Lauderdale Lakes, FL    21.2  27.3  20.7         Tampa, FL                         14.9  19.6  25.7
     Miami, FL (1)           14.9  19.6  25.7
     Memphis, TN             22.1  23.8  24.5

(1)  The Miami Campus is an additional location of the Tampa Campus.
(2)  Not eligible to participate in FFEL program any sooner than October 1999.

     The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the FFEL program and that it could not apply to regain eligibility until at least October of 1999. The Campus did not maintain loan eligibility because its' Cohort Default Rates for one of the three consecutive published years, 1992, 1993, and 1994, was not below 25%. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing, including loans made by the Campus. The student population of the San Diego Campus was 185 and 200 at December 31, 1998 and 1997, respectively. The San Diego Campus accounted for approximately 7 percent of the Company's total student population as of December 31, 1998.

     The Company's Campuses received official 1996 Cohort Default Rates (the "CDR") from ED during 1998. Three of the Company's Campuses have 1996 default rates greater than 25%. The three Campuses, however, have at least one of their three most recent rates below 25% and are, therefore, eligible to continue participating in the FFEL program. The Company appealed the 1996 CDR's for erroneous data and servicing errors. The Company has not yet received responses to several of the appeals including the erroneous data and servicing errors appeals at Jacksonville and servicing errors appeals at Miami and Tampa. To help control default rates, the Company has instituted aggressive default management at each Campus and monitors activity monthly. Staff at each Campus assist and educate student borrowers in understanding their rights and responsibilities as borrowers under these student loan programs. In addition, each Campus contracts with a professional loan management company to provide further assistance to former students upon graduation or withdrawal.

     In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Three of the Company's Campuses, Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida received provisional certification during 1996. The remaining Campuses received full certification. Provisional certification limits the Campus' ability to add programs and

                                Part I - Page 5
change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The provisional certifications expired during 1998. ED notified the Company that the Denver Campus is now fully certified. The Jacksonville and Lauderdale Lakes Campuses received provisional certification due to default rates. Both Campuses had a default rate greater than 25% for one of the three previous years. The Company does not believe provisional certification will have a material impact on its liquidity, results of operations or financial position.

     ED also has established certain "Factors of Financial Responsibility" which institutions are required to meet to be eligible to participate in Title IV programs. The three principal standards of financial responsibility applicable prior to July 1, 1998 were (i) satisfy an acid test ratio of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, and (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period. An institution that is determined by the DOE not to meet any one of the standards of financial responsibility would be entitled to participate in the Title IV programs if it can demonstrate financially responsibility on an alternative basis. ED issued a new financial responsibility regulation that became effective July 1, 1998. ED instituted a transitional period which allows an institution to use either the old or new regulations for a fiscal year that begins between July 1, 1997 and June 30, 1998. This transition period applies to the Company's 1998 fiscal year. The new regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

     ED also allows institutions in the zone up to three consecutive years to improve their financial condition without requiring surety. An institution in the zone may need to provide to ED timely information regarding certain accrediting agency actions and certain financial events that may cause or lead to a deterioration of the institution's financial condition. In addition, financial and compliance audits may have to be submitted soon after the end of the institution's fiscal year. Title IV HEA funds may be subject to cash monitoring for institutions in the zone. The Company believes that on a consolidated basis, it meets the three principal financial responsibility standards: profitability, acid test and tangible net worth. The Company's consolidated composite score under the new financial responsibility regulations would be 1.2. The Company believes that because of the transitional period it will not be subject to the zone requirements.

     In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. During June 1998, the FTC presented the Company with a proposed complaint and consent order concerning the inquiry. Subsequently, the Company and the FTC had several discussions. The primary outstanding issue involves disclosure and calculation of placement statistics. Each of the Company's Campuses is accredited by an accrediting association approved by the United States Department of Education ("ED"). The accrediting associations provide oversight for many areas of Campus operations including calculation and disclosure of placement statistics. The Company believes the FTC has calculated placement statistics in an arbitrary manner that is contrary to the rules and regulations of the accrediting agencies. The Company believes that the placement statistics issue will affect all companies operating in the proprietary education industry. The Company continues to communicate with the FTC and evaluate its options. Currently, there is not sufficient information available to determine the financial impact on the Company, if any.

     The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

Tax Reform Act of 1997

     In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with educational assistance programs. The Hope Scholarship Credit provides up to $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree or certificate program. The Lifetime Learning Credit provides up to $1,000 tax credit per year per taxpayer return for tuition expenses for all postsecondary education, including graduate studies. Both of these credits are phased out for taxpayers with modified adjusted gross income between $40,000 and $50,000 ($80,000 and $100,000 for joint returns) and are subject to other restrictions and limitations. The Act also provides for the deduction of interest from gross income on education loans and limited educational IRA's for children under the age of 18. These deductions are also subject to adjusted gross income limitations and other restrictions. These new provisions became effective for the 1998 calendar year. The Company is unsure if these additional tax benefits will have any effect on future enrollments.

Competition

                                Part I - Page 6

     The Campuses are subject to competition from public educational institutions in addition to a large number of other public and private companies providing postsecondary education, many of which are older, larger and have greater financial resources than the Company.

     Management believes that the educational programs offered, the Campus' reputation, and marketing efforts are the principal factors in a student's choice to enroll at a Campus. Additionally, the cost of tuition and availability of financing, the location and quality of the Campus' facilities, and job placement assistance offered are important. The specific nature and extent of competition varies from Campus to Campus, depending on the location and type of curriculum offered. The Company competes principally through advertising and other forms of marketing, coupled with specialized curricula offered at competitive prices.

Employees

     As of December 31, 1998, the Company had approximately 619 full and part-time employees, of which approximately 312 were faculty members at its Campuses. The Company has 256 management and administrative staff members, of which 220 are employed at the Campuses, and 36 are employed at corporate headquarters. The remaining 51 employees are admissions personnel at the Company's Campuses.

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

Item 2. Properties

     The Company's corporate headquarters is located in Mission, Kansas. All Company facilities are leased.

     The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 1998:

                                    Square
Locations                           Footage  Expiration (1)
----------------------------------  -------  --------------
  Anaheim, CA (2).................   17,989        1-31-99
  Garden Grove, CA (2) (3)........   25,931        8-31-14
  North Hollywood, CA.............   35,155       12-31-11
  San Bernardino, CA..............   16,950        6-30-00
  San Diego, CA...................   12,244       10-31-00
  Denver, CO......................   17,329        1-31-03
  Lauderdale Lakes, FL............   14,016        5-31-00
  Jacksonville, FL................   12,305        7-31-03
  Miami, FL.......................    8,767        4-30-99
  Tampa, FL.......................   14,200       12-31-00
  Kansas City, MO.................   18,097        2-28-01
  Mission, KS (Corporate Office)..   14,384        7-31-03
  Portland, OR....................   15,246       10-31-99
  Memphis, TN.....................   21,933        7-31-02

(1) Several of the leases provide renewal options, although renewals may be at increased rental rates.
(2) The Anaheim Campus will be moved to the new Garden Grove facility in 1999. The Company currently rents the Anaheim space on a monthly basis.
(3) The Garden Grove lease was effective September 1, 1998 however no lease payments are due until a Certificate of Occupancy

                                Part I - Page 7
is issued, therefore the lease expiration date is estimated. The Company anticipates construction to be completed in summer or fall of 1999.

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

     The Company has a pending suit against ED challenging past cohort default rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. The ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection. The Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

     During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. The plaintiffs have initiated efforts to begin to move the cases forward; however, none are close to being ready for trial. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend them vigorously.

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

       1998                                                  High    Low
       ----                                                  -----  -----
     First Quarter.........................................  $2.44  $1.63
     Second Quarter........................................  $2.13  $1.75
     Third Quarter.........................................  $1.94  $0.69
     Fourth Quarter........................................  $1.06  $0.50

       1997
       ----
     First Quarter.........................................  $2.00  $0.75
     Second Quarter........................................  $1.50  $1.06
     Third Quarter.........................................  $2.38  $1.25
     Fourth Quarter........................................  $2.41  $1.63

     At December 31, 1998, there were 253 shareholders of record of the Common
Stock.

     On March 24, 1999, the bid and asked prices of the Company's Common Stock on the OTCBB were $.56 and $.81 per share, respectively.

     No cash dividends have been paid on the Common Stock and the Company does not presently intend to pay cash dividends on Common Stock in the foreseeable future. Class A Preferred Stock dividends of $467,000 and $56,000 were paid in 1997 and 1996 respectively pursuant to the Restructuring, Security and Guaranty Agreement, as amended with CenCor. See Part II Item 7, "Liquidity and Capital Resources -- CenCor Agreement."

Item 6.   Selected Financial Data

     The following data should be read in conjunction with Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II Item 8, "Financial Statements and Supplementary Data."

Change in Accounting Principle

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

     The effect of both the cumulative change for prior years and the change for the year ended December 31, 1997, was to decrease net income by $670,000 ($0.09 per basic share, $0.06 per diluted share). The cumulative effect on income of the change on prior years (after reduction for income taxes of $421,000) was a reduction of $659,000. The effect of the change on the year ended December 31, 1997, was to decrease income before cumulative effect of a change in accounting principle by $11,000.

                               Part II - Page 1

     The following selected data has been derived from the Company's audited financial statements for the years ended 1994 through 1998.

                                                                   Years Ended December 31/(5)/
                                                         ----------------------------------------------------
                                                          1998        1997       1996        1995      1994
                                                         -------     -------    -------     -------   -------
                                                              (In thousands, except for per share data)
 Income Statement Data:
  Revenues.............................................  $34,306     $37,715    $40,119     $39,274   $35,032
  Operating expenses...................................   36,076      36,926     39,254      36,835    34,173
  Operating income.....................................   (1,770)        789        865       2,439       859
  Interest expense.....................................      188         454        371         659     1,065
  Gain (loss) on sale of assets........................                  313       (217)
  Income (loss) before change in accounting principle..   (1,212)        936        549       1,599        (6)
  Basic earnings (loss) per share before change in
   accounting principle (1)............................  $  (.19)    $   .28    $   .05     $   .19   $  (.00)
  Diluted earnings (loss) per share before change in
   accounting principle (1)............................  $  (.19)    $   .20    $   .04     $   .18   $  (.00)

  Net income (loss)....................................   (1,212)        277        549       1,599        (6)
  Basic earnings (loss) per share (1)..................  $  (.19)    $   .19    $   .05     $   .19   $  (.00)
  Diluted earnings (loss) per share (1)................  $  (.19)    $   .14    $   .04     $   .18   $  (.00)

 Balance Sheet Data:
  Total assets.........................................  $21,235     $25,524    $24,282     $25,564   $26,238
  Long-term debt (2)...................................    3,500       3,500      2,419       4,066     3,954
  Stockholders' equity.................................    5,536       6,735      6,772       6,674     5,075

                                                                              December 31
                                                         ----------------------------------------------------
 Other Data:                                              1998        1997       1996        1995      1994
                                                         -------     -------    -------     -------   -------
   Number of locations (3).............................       12          12         12          13        13
                                                         -------     -------    -------     -------   -------
   Net enrollments (4).................................    4,823       6,367      6,855       7,121     6,701

(1) See Note 10 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

(2) Consists of long term debt and debt due to related party -- see Note 7 of Notes to Consolidated Financial Statements.

(3) Includes only Campuses open at December 31.

(4) "Net enrollments" are students who begin a program of study, net of cancellations. The table does not include data for the CPA Review Courses. The table does include net enrollments for Campuses sold or closed during the year.



          (The remainder of this page was left blank intentionally.)

                               Part II - Page 2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents the revenue for the Campuses and CPA Review Courses for the periods indicated.

                                         Years Ended December 31,
                                         -------------------------
                                           1998     1997     1996
                                         -------  -------   ------
                                                (In thousands)
     Health Vocational Programs....      $34,306   $37,638  $38,819
     CPA Review Courses and other..            0        77    1,300
                                         -------   -------  -------
     Total.........................      $34,306   $37,715  $40,119
                                         =======   =======  =======

     The following table presents the relative percentage of revenues derived from the Campuses and CPA Review Courses and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.

                                                       Years Ended December 31,
                                                       ------------------------
                                                          1998    1997    1996
                                                        ------  ------  ------
     Health Vocational Programs........................ 100.0%   99.8%   96.8%
     CPA Review Courses and other......................    .0      .2     3.2
                                                        -----   -----   -----
           Total....................................... 100.0   100.0   100.0
     Operating expenses:
       Instruction costs and services..................  37.3    35.1    32.9
       Selling and promotional.........................  16.2    14.3    13.4
       General and administrative......................  47.8    44.7    43.5
       Provision for uncollectable accounts............   3.8     3.8     8.1
                                                        -----   -----   -----
           Total....................................... 105.1    97.9    97.9
     Operating Income  (Loss)..........................  (5.1)    2.1     2.1
     Interest expense..................................    .5     1.2      .9
                                                        -----   -----   -----
     Income (Loss) before income taxes and gain
      on sale of assets................................  (5.6)    0.9     1.2
     Gain (Loss) on sale of assets.....................           0.8     (.5)
                                                        -----   -----   -----

     Income (Loss) before income tax...................  (5.6)    1.7      .7
     Provision (benefit) for income tax................  (2.2)    (.8)    (.6)
                                                        -----   -----   -----
     Income (Loss) before cumulative effect of change
      in accounting principle..........................  (3.4)    2.5     1.3

     Cumulative effect of change in revenue
      recognition method...............................          (1.8)
                                                        -----   -----   -----
     Net income (Loss).................................  (3.4)%    .7%    1.3%
                                                        =====   =====   =====


             (The remainder of this page left intentionally blank.)

                               Part II - Page 3

Safe Harbor Statement

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Form 10-K containing the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions may be deemed to create forward-looking statements which, if so deemed, speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     This Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K and may relate to: (i) the ability of the company to realize increased enrollments from investments in infrastructure made over the past year; (ii) ED's enforcement or interpretation of existing statutes and regulations affecting the Company's operations; and
(iii) the sufficiency of the Company's working capital, financings and cash flow from operating activities for the Company's future operating and capital requirements. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; issues related to the year 2000; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

     The forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at anytime at the discretion of the Company; (ii) the effect of economic conditions in the postsecondary education industry and in the nation as a whole; (iii) the effect of the competitive pressures from other educational institutions; (iv) the Company's ability to reduce staff turnover and the attendant operating inefficiencies; (v) the effect of government statutes and regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and the Company's eligibility to participate in, student financial aid programs; and (vi) the role of ED and Congress, and the public's perception of for-profit education as it relates to changes in education regulations in connection with the reauthorization or the interpretation or enforcement of existing regulations.

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

Current Trends and Recent Events

          The Company's poor performance during 1998 was a result of decreased student population. The average monthly student population decreased to
approximately 3,300 during 1998 from 4,100 in 1997.   The student population was
2,800 at December 31, 1998. The student population decrease was primarily due to a reduction in new students seeking admission into the Company's campuses. The Company altered its' advertising program in late 1997 and early 1998. This included hiring a full service advertising agency and adjusting the advertising strategy. These changes resulted in additional advertising expense and generated fewer student inquiries.

          The Company has since taken the following steps in an effort to increase enrollments; a new advertising program was implemented including new television and print ads, a new National Director of Student Recruitment was hired, a new student recruitment training program was implemented, and a marketing consultant was retained to improve advertising results. In addition, the Company hired a new advertising agency with proprietary school experience to coordinate advertising for 1999. The Company continues to evaluate the effectiveness of its advertising program and will make changes as necessary during 1999.

                                Part II - Page 4

     Payroll cost is the Company's primary expense. As the Company continues to strengthen its staff and increase program offerings in the future, especially more technical programs, this expense may continue to increase and is reflected in instruction and general administrative costs.

     Dr. Robert Roehrich the Company's President, Chief Executive Officer and a member of the Company's Board of Directors, resigned effective November 12, 1998. Jack L. Brozman, the Chairman of the Board was appointed President and Chief Executive Officer.

     On October 20, 1998 the Company announced that its Miami, Florida campus would close during the second quarter of 1999. The Miami building lease expires April 30, 1999 and the landlord was unwilling to renew the lease. The Miami campus accounted for 2.9% of the Company's revenue and 2.4% of the student population as of December 31, 1998. The Company reserved $180,000 in 1998 for the closing.

     During 1998 the Company signed agreements and entered into a lease for a new building being constructed in Garden Grove, California. The Company will move its existing Anaheim campus to the new facility when construction is completed in 1999.

     During 1996, the Company sold its Campus in San Jose, California. Also
during 1996, the Company sold the assets of Person/Wolinsky Associates.   During
1997, the North Hollywood Campus was moved to a new location.

     Management of the Company currently believes that it can attain profitability and maintain its cash position as long as there is no disruption in the Company's current participation in the Title IV student financial assistance programs or other unanticipated set-backs. However, the Company cannot predict the activities that may or may not occur in the uncertain regulatory environment in which the proprietary vocational training industry operates. See Part I Item 1, "Business -- Financing Student Education," and "Business -- Regulation."

Operating Results

1998 compared to 1997

     The Company recorded a net loss of $1,212,000 for the year ended December 31, 1998, compared to net income of $277,000 for the same period in 1997. During 1997, the Company recorded a charge of $659,000, net of tax, for a cumulative change in revenue recognition and a gain on sale of assets of $313,000.

     Total revenue decreased 9.0% or $3,409,000 to $34,306,000 from $37,715,000 in 1997. The revenue decrease was due to decreased starts and continuing student population compared to 1997.

     Total operating expenses decreased $850,000 or 2.3% to $36,076,000 compared to $36,926,000 in 1997.

     Instruction Costs and Services - decreased $430,000 to $12,801,000 compared to $13,231,000 in 1997. The decrease was due to fewer students which resulted in decreased textbook, uniform and classroom expenses compared to 1997.

     Selling and Promotional - increased $148,000 to $5,554,000 compared to $5,406,000 in 1997. The increase was due to increased advertising expense compared to 1997.

     General and Administrative - decreased $446,000 or 2.6% to $16,407,000 compared to $16,853,000 in 1997. The decrease is primarily due to reduced professional fees compared to 1997.

     Provision for Uncollectable Accounts - decreased $122,000 or 8.5% to $1,314,000 from $1,436,000 in 1997. The Company recovered approximately $433,000 in previously written off accounts during 1998. The offsetting increase was due to additional bad debt accrual expense compared to 1997. Approximately $95,000 of the bad debt accrual increase was due to additional notes at the San Diego, Campus. See Part II, "Cash Flows and Other".

     Interest Expense - decreased $266,000 to $188,000 compared to $454,000 in 1997. The majority of the decrease was due to the Company recording $175,000 of interest expense in 1997 related to state and local tax liabilities.

                                Part II - Page 5

     Gain from Sale - In 1997, the gain from the sale of the Company's Michigan property was $313,000 before any tax effect.

     Provision for Income Taxes - The Company recorded a tax benefit of $746,000 in 1998 compared to $288,000 in 1997. During 1997, as a result of settlement of outstanding tax issues, the Company released book tax contingencies totaling $650,000.

     EPS and Weighted Average Common Shares - Weighted average common shares increased to 7,181,000 in 1998 from 7,034,000 in 1997 for basic earnings per share ("EPS") and decreased to 7,181,000 in 1998 from 11,115,000 in 1997 for dilutive EPS. Basic loss per share before accounting change was $0.19 for the year ended December 31, 1998. Basic EPS before accounting change was $0.28 for the same period in 1997. Basic earnings (loss) per share is shown after a reduction of preferred stock dividends of $142,000 in 1998 and a reduction for preferred stock dividends of $133,000 and an addition of $1,210,000 for the Class A preferred stock redemption in 1997. Diluted loss per share before accounting change was $0.19 for the year ended December 31, 1998, and diluted earnings per share before accounting change was $0.20 for the same period in 1997. Diluted earnings (loss) per share is shown after a reduction of preferred stock dividends of $142,000 in 1998 and a reduction for preferred stock dividends of $28,000 and additions of $92,000 for convertible debt interest and $1,210,000 for the gain on the Class A preferred stock redemption in 1997.

1997 compared to 1996

     Net income of the Company decreased $272,000 to $277,000 for the year ended December 31, 1997, compared to $549,000 for the same period in 1996. During 1997, the Company recorded a charge of $659,000, net of tax, for a cumulative change in revenue recognition.

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

     Provision for Income Taxes - The Company recorded a tax benefit of $288,000 in 1997 compared to a tax benefit of $272,000 in 1996. During 1997, as a result of settlement of outstanding tax issues, the Company released book tax contingencies

                                Part II - Page 6
totaling $650,000, compared to a reduction of $667,000 in the valuation allowance recorded during 1996.

     EPS and Weighted Average Common Shares - Weighted average common shares increased to 7,034,000 in 1997 from 6,967,000 in 1996 for basic earnings per share and increased to 11,115,000 in 1997 from 7,829,000 in 1996 for dilutive earnings per share. Basic EPS before accounting change was $0.28 for the year ended December 31, 1997, and $0.05 for the same period in 1996. Basic EPS is shown after a reduction for preferred stock dividends of $133,000 and an addition of $1,210,000 for the Class A preferred stock redemption in 1997 and a reduction of $216,000 for preferred stock dividends in 1996. Diluted EPS before accounting change was $0.20 for the year ended December 31, 1997, and $0.04 for the same period in 1996. Diluted EPS is shown after a reduction for preferred stock dividends of $28,000 and additions of $92,000 for convertible debt interest and $1,210,000 for the gain on the Class A preferred stock redemption in 1997 and a reduction of $216,000 for preferred stock dividends in 1996.

     Cumulative Effect of Accounting Change - The effect of both the cumulative change for prior years and the change for the twelve months ended December 31, 1997, was to decrease net income after cumulative change in accounting principle by $670,000 ($0.09 per basic share, $0.06 per diluted share). The effect of the change on the year ended December 31, 1997, was to decrease income before cumulative effect of a change in accounting principle by $11,000. See discussion in Part II, Item 5.

1996 compared to 1995

     Net income of the Company decreased $1,050,000 to $549,000 for the year ended December 31, 1996, compared to $1,599,000 for the same period in 1995.

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

                                Part II - Page 7

     Provision for Income Taxes - The Company recorded a tax benefit of $272,000 in 1996 compared to a provision of $181,000 in 1995. During 1996 the Company reduced its valuation allowance related to deferred tax assets by $667,000 as it became more likely than not the Company would realize the benefit of these deferred tax assets.

     EPS and Weighted Average Common Shares - Weighted average common shares increased to 6,967,000 in 1996 from 6,955,000 in 1995 for basic earnings per share and increased to 7,829,000 in 1996 from 7,642,000 in 1995 for diluted earnings per share. Basic EPS was $0.05 for the year ended December 31, 1996, and $0.19 for the same period in 1995. Basic EPS is shown after a reduction for preferred stock dividends of $216,000 in 1996 and a reduction of $248,000 for preferred stock dividends in 1995. Diluted EPS was $0.04 for the year ended December 31, 1996, and $0.18 for the same period in 1995. Diluted EPS is shown after a reduction for preferred stock dividends of $216,000 in 1996 and a reduction of $248,000 for preferred stock dividends in 1995.


Liquidity and Capital Resources

Asset Sales

     On August 2, 1996, the assets of Person/Wolinsky Associates, a wholly owned subsidiary of the Company, were sold. As a result of the sale the Company received proceeds of $879,000. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996. The Company received the amounts due in 1996, 1997 and 1998 in connection with the sale of Person/Wolinsky assets. The income from the non-compete agreement is being recognized as the payments are earned over the legally enforceable period.

CenCor, Inc. Agreement

     The Restructuring Agreement discussed below was effective for the period between October 30, 1992, and February 25, 1997.

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

     As a result of the Cahill Transaction entered into on February 25, 1997, discussed below, all obligations due CenCor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables in connection with interest discharged in the 1993 and 1994 amendments. The commitment was fulfilled in January 1998.



Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998, at an exercise price of $1.36 per share of Common Stock. No warrants were exercised as of December 31, 1998. Approximately $4.4 million of the Cahill-Warnock transaction funds were

                                Part II - Page 8
used to satisfy CenCor obligations.

     The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being amortized over the period from issuance until the perpetual dividends are payable in 2003 to yield a constant dividend rate of 15%. The amortization is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The amortization was $142,000 and $105,000 for the years ended December 31, 1998 and 1997, respectively. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date.

Bank Financing

     The Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997, with Security Bank of Kansas City. This facility expires on April 30, 2000. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company had not borrowed any funds under this facility as of December 31, 1998. However, the available credit was reduced to approximately $2,400,000 when the facility was amended on December 28, 1998. The Company may borrow up to $2,411,000 for working capital purposes. The amendment reduced the maximum credit available by the stated amount of the issued and outstanding letter of credit or replacement letter of credit discussed below.

     On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's new Garden Grove, California location. The letter of credit expires April 19, 2000 and will be replaced by replacement letters of credit expiring annually through April 19, 2004. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter can only be drawn upon if there is a default under the lease agreement.

Cash Flows and Other

     Net cash flows used for operating activities was $1,446,000 in 1998 compared to $1,157,000 cash provided by operating activities in 1997. The Company received income tax refunds of $991,000 in 1998. The decreased cash flow is a result of less profitable operations due to decreased student enrollment during 1998 compared to 1997.

     Capital expenditures in 1998 were $1,527,000 compared to $1,417,000 in 1997. For both years, expenditures were primarily for additional computer equipment, classroom equipment and leasehold improvements. The North Hollywood Campus was moved to a new location in 1997. Total capital expenditures for the North Hollywood Campus were $954,000 in 1997. The Company received approximately $725,000 from the sale of the Michigan property during 1997. In addition, in 1997 the Company received $300,000 for payment of a promissory note due from the sale of the San Jose, California assets. Financing activities increased cash flows $13,000 compared to a $367,000 increase in 1997. This change is due to the Cahill Transaction that occurred on February 25, 1997. The Company believes that existing future commitments will be paid from cash provided by operating activities, cash on hand, and if necessary, the existing credit facility.

     The San Diego Campus lost eligibility to participate in the Family Federal Education Loan (the "FFEL") program during 1997, see Part II, "Contingencies". During 1998 the Campus offered financing directly to students. This financing increased the Campus' notes receivable approximately $280,000. Cash collections for the Campus will be deferred over the length of the notes receivable. The average length of these notes is approximately 27 months.

Contingencies

     The Company generally relies on the availability of various federal and state student financial assistance programs to provide funding for students attending the Campuses. The Company also relies on the availability of lending institutions willing to participate in these programs and to approve loans to students. Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. If the Company should fail to materially comply with such regulations at any of the Campuses, such failure could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. The Company is not aware of any material violation of these regulations.

                                Part II - Page 9

     The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the FFEL program and that it could not apply to regain eligibility until at least October of 1999. The Campus did not maintain loan eligibility because its Cohort Default Rates for one of the last three consecutive published years, 1992, 1993, and 1994, was not below 25%. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing, including loans made by the Campus. The student population of the San Diego Campus was 185 or approximately 7 percent of the Company's total student population as of December 31, 1998.

     In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. During June 1998, the FTC presented the Company with a proposed complaint and consent order concerning the inquiry. Subsequently, the Company and the FTC had several discussions. The primary outstanding issue involves disclosure and calculation of placement statistics. Each of the Company's Campuses is accredited by an accrediting association approved by the United States Department of Education ("ED"). The accrediting associations provide oversight for many areas of Campus operations including calculation and disclosure of placement statistics. The Company believes the FTC has calculated placement statistics in an arbitrary manner that is contrary to the rules and regulations of the accrediting agencies. The Company believes that the placement statistics issue will affect all companies operating in the proprietary education industry. If the Company agreed to change its calculation and disclosure of placement statistics, the changes would result in additional costs and the Company would be placed in a competitive disadvantage. The Company continues to communicate with the FTC and evaluate its options. Currently, there is not sufficient information available to determine the financial impact on the Company, if any.

     During July 1993, former students of the Jacksonville, Florida Campus filed lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. (See Part I Item 3, "Legal Proceedings.")

     In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Three of the Company's Campuses, Denver, Colorado, Jacksonville and Lauderdale Lakes Florida received provisional certification during 1996. The remaining Campuses received full certification. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The provisional certifications expired during 1998. ED notified the Company that the Denver Campus is now fully certified. The Jacksonville and Lauderdale Lakes Campuses received provisional certification due to default rates. Both Campuses had a default rate greater than 25% for one of the three previous years. The Company does not believe provisional certification would have a material impact on its liquidity, results of operations or financial position.

     On May 31, 1990, a wholly-owned subsidiary of the Company, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc. ("SCI"), a proprietary, postsecondary vocational home-study school specializing in paralegal education. In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the ED alleging that commencing June 1, 1990, SCI was ineligible to participate in federal student financial assistance programs. The ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the amount on deposit in the SCI bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. The 1999 correspondence was similar to correspondence received in 1997. SCI has notified ED that it disputes these claims.

     In light of applicable corporate law, which limits the liability of stockholders and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, management believes that the Company is not liable for debts of SCI. Therefore, if SCI is required to pay ED's claims it is the opinion of management it will not have a material adverse impact on the Company's financial condition or its results of operations. In addition, in light of applicable statutory and regulatory provisions existing in 1991 and ED's interpretation of those provisions, it is the opinion of management that any debt SCI might be determined to owe to ED should have no impact on the existing participation of the Campuses in federal financial aid programs.

                               Part II - Page 10

Year 2000 Disclosure

     The Year 2000 computer issue (commonly referred to as "Y2K") refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Some computer programs and hardware ("computer systems") and non-information technology systems ("non-computer systems") could be unable to process information containing dates subsequent to December 31, 1999 unless corrected. As a result, such programs and systems could experience errors in calculations, malfunctions or disruptions.

     The Company has recently completed the assessment phase of evaluating its core business information systems for Y2K readiness and has extended that review to include a wide variety of other computer and non-computer systems. As a result of routine hardware and software upgrades and computer system purchases over the last two years, most of the Company's computer systems should not have a Y2K problem. The Company is continuing the process of updating much of its existing software for Y2K compliance by acquiring a new third-party software package to replace existing administrative software. In addition the Company may spend a minimal amount of time modifying existing administrative software until the new system is implemented. The administrative software upgrade will be complete by summer 1999. The administrative system is not being replaced solely because of Y2K issues. Sufficient testing of the Company's Computer Systems has not been completed to fully validate readiness. Additional testing is planned during 1999 to reasonably ensure Y2K compliance.

     The Company is currently assessing the readiness of its significant suppliers, business partners, banking agencies and governmental agencies to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly address Y2K issues. Although no method exists for achieving certainty that any business' significant partners will function without disruption in the year 2000, the Company's goal is to obtain as much information as possible about its significant partners' Y2K plans. The Company will identify those companies that appear to pose a significant risk of failure to perform their obligations to the Company as a result of Y2K issues. The Company expects to have compiled detailed information regarding all of its significant business partners by fall 1999.

     The Company is not dependent upon a single source for any products or services, except the federal funding discussed below. In the event a significant supplier, bank or other business partner or vendor is unable to provide products or services to the Company due to a Y2K failure, the Company believes it has adequate alternate sources for such products or services. The Company's operations and liquidity largely depend upon the federal student funding provided by Title IV programs for students. Processing of applications for this funding is handled by ED's computer systems. ED has stated that its systems will be Y2K compliant in early calendar year 1999. ED has also stated that various schools will be able to run tests of the systems during the first half of calendar year 1999. The Company is currently unable to independently assess ED's progress to date and no test dates have been announced. Any prolonged interruption would have a material adverse impact on the education industry and upon the Company's business, results of operations, liquidity and financial condition.

     The Company's non-computer equipment is primarily utilized for the instruction of allied health curriculum and procedures. The majority of these systems are used in the simulation of services, not the actual delivery of health care services. The Company is beginning the process of taking inventory of and will test significant non-computer equipment to determine if it is date sensitive. Where appropriate the Company will seek contractual protections or make contingency plans in an effort to minimize any adverse effect on such equipment due to Y2K issues. The Company plans to have completed the inventory of non-computer equipment by the summer of 1999.

     Spending for modifications are being expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows. The Company does not believe that any specific IT projects have been deferred as a result of its Y2K efforts. As of December 31, 1998 the Company's costs associated specifically with the Y2K problem have not been material, nor does the Company expect to incur any material costs in the future with respect to its own readiness.

     The Company is unable at this time to assess the possible impact on its results of operations; liquidity or financial condition of any Y2K related disruptions to its business. Whether these disruptions are caused by the malfunctioning of any computer or non-computer systems and products that it uses or systems used by material third parties.. The Company believes that the most reasonably likely worse case scenario for the Y2K issue would be that the third parties with whom it has

                               Part II - Page 11
relationships would cease or not successfully complete their Y2K compliance efforts. If this were to occur, the Company would encounter disruptions to its business that could have a material impact on its results of operations. The Company could be severely impacted by widespread economic or financial market disruption or by Y2K computer system failures at ED.

     The Company is in the process of developing an appropriate contingency plan in the event that a significant exposure is identified relative to the dependencies on third-party systems.

New Account Pronouncements

     Statement of Financial Accounting Standards No. 130. In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and display of comprehensive income (the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources including all changes in equity other than those resulting from investments by and distributions to owners). FAS 130 is effective for fiscal years beginning after December 31, 1997. The Company does not currently have significant non-owner sourced changes in its' net assets.

     Statement of Financial Accounting Standards No. 131. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the manner in which published business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. FAS 131 did not have any impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Risk.

     Not required.



           (The remainder of this page was left blank intentionally.)

                               Part II - Page 12

Item 8.   Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                              ------
  Concorde Career Colleges, Inc. and Subsidiaries:

  Report of Independent Accountants.........................................................................   II-14

  Consolidated Balance Sheet--December 31, 1998 and 1997....................................................   II-15

  Consolidated Statement of Operations--For the Three Years Ended December 31, 1998.........................   II-17

  Consolidated Statement of Cash Flows--For the Three Years Ended December 31, 1998.........................   II-19

  Consolidated Statement of Changes In Stockholders' Equity--For the Three Years Ended December 31, 1998....   II-20

  Notes to Consolidated Financial Statements--For the Three Years Ended December 31, 1998...................   II-21




          (The remainder of this page was left blank intentionally.)

                               Part II - Page 13

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Concorde Career Colleges, Inc., and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Concorde Career Colleges, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company changed its method of recognizing tuition revenue in 1997.



PricewaterhouseCoopers LLP

Kansas City, Missouri
March 1, 1999



          (The remainder of this page was left blank intentionally.)

                               Part II - Page 14

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          December 31, 1998 and 1997

                                     ASSETS

                                                       1998          1997
                                                   ------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents...................  $ 2,433,000   $ 5,393,000
     Net receivables  (Note 4)
     Accounts receivable.........................    9,198,000    10,523,000
     Notes receivable............................    4,071,000     3,758,000
     Allowance for uncollectable accounts........   (1,696,000)   (1,309,000)
                                                   -----------   -----------
                                                    11,573,000    12,972,000
     Recoverable income taxes....................      799,000       340,000
     Deferred income taxes (Note 8)..............      824,000       916,000
     Supplies and prepaid expenses...............      784,000       794,000
                                                   -----------   -----------
              Total current assets...............   16,413,000    20,415,000

FIXED ASSETS, NET  (Note 5)......................    3,234,000     2,533,000

INTANGIBLE ASSETS, NET (Note 3)..................      435,000       594,000
                                                   -----------   -----------

OTHER ASSETS:
     Long-term notes receivable (Note 4).........      996,000     1,992,000
     Allowance for uncollectable notes (Note 4)..     (183,000)     (616,000)
     Other.......................................      340,000       383,000
     Deferred income taxes (Note 8)..............                    223,000
                                                                 -----------
         Total other assets......................    1,153,000     1,982,000
                                                   -----------   -----------
                                                   $21,235,000   $25,524,000
                                                   ===========   ===========





 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 15

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1998 and 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        1998              1997
                                                                                     -----------       -----------
CURRENT LIABILITIES:
     Deferred student tuition......................................................  $ 8,722,000       $10,878,000
     Accrued salaries and wages....................................................      680,000           821,000
     Accrued interest..............................................................      179,000           190,000
     Accounts payable and other accrued liabilities (Note 6).......................    2,147,000         3,040,000
                                                                                     -----------       -----------
               Total current liabilities...........................................   11,728,000        14,929,000

LONG-TERM LIABILITIES..............................................................      332,000           360,000
DEFERRED INCOME TAXES (Note 8).....................................................      139,000
SUBORDINATED DEBT DUE TO RELATED PARTY CAHILL-WARNOCK..............................    3,500,000         3,500,000
                                                                                     -----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, 9, and 11)

STOCKHOLDERS' EQUITY (Note 7):

     Preferred Stock, ($.10 par value, 600,000 shares authorized)
          Class B, 55,147 shares issued and outstanding............................        6,000             6,000

     Common stock, $.10 par value, 19,400,000 shares authorized,
          7,254,626 shares issued and 7,227,826 shares outstanding
          in 1998 (7,129,976 shares issued and 7,103,176 shares
          outstanding in 1997).....................................................      725,000           713,000
     Capital in excess of par......................................................    8,143,000         8,000,000
     Accumulated deficit...........................................................   (3,277,000)       (1,923,000)
     Less--treasury stock, 26,800 shares, at cost..................................      (61,000)          (61,000)
                                                                                     -----------       -----------
               Total stockholders' equity..........................................    5,536,000         6,735,000
                                                                                     -----------       -----------
                                                                                     $21,235,000       $25,524,000
                                                                                     ===========       ===========

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 16

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Three Years Ended December 31, 1998

                                                                            Years Ended December 31,
                                                                    ---------------------------------------
                                                                        1998          1997          1996
                                                                    -----------   -----------   -----------
NET REVENUES......................................................  $34,306,000   $37,715,000   $40,119,000

COSTS AND EXPENSES:
  Instruction costs and services..................................   12,801,000    13,231,000    13,181,000
  Selling and promotional.........................................    5,554,000     5,406,000     5,392,000
  General and administrative......................................   16,407,000    16,853,000    17,448,000
  Provision for uncollectable accounts............................    1,314,000     1,436,000     3,233,000
                                                                    -----------   -----------   -----------
  Total Expenses..................................................   36,076,000    36,926,000    39,254,000
                                                                    -----------   -----------   -----------

OPERATING INCOME (LOSS)...........................................   (1,770,000)      789,000       865,000

INTEREST EXPENSE..................................................      188,000       454,000       371,000
                                                                    -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES AND GAIN (LOSS) ON SALE.........   (1,958,000)      335,000       494,000

GAIN (LOSS) ON SALE OF ASSETS.....................................                    313,000      (217,000)
                                                                    -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES.................................   (1,958,000)      648,000       277,000

BENEFIT FOR INCOME TAXES..........................................     (746,000)     (288,000)     (272,000)
                                                                    -----------   -----------   -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE..............................................   (1,212,000)      936,000       549,000

CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31,
1996) OF CHANGE IN REVENUE RECOGNITION METHOD,
NET OF TAX........................................................                   (659,000)
                                                                    -----------   -----------   -----------

NET INCOME (LOSS).................................................  $(1,212,000)  $   277,000   $   549,000
                                                                    ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...........................................................    7,181,000     7,034,000     6,967,000
  Diluted.........................................................    7,181,000    11,115,000     7,829,000

BASIC EARNINGS (LOSS) PER SHARE: (Note 10)

  Income (Loss) before cumulative effect of change in accounting
   principle......................................................  $      (.19)  $       .28   $       .05
  Cumulative effect on prior years (to December 31, 1996) of
   change in revenue recognition method...........................                       (.09)
                                                                    -----------   -----------   -----------

NET INCOME (LOSS) PER SHARE.......................................  $      (.19)  $       .19   $       .05
                                                                    ===========   ===========   ===========
                                                                    (Continued)

                               Part II - Page 17

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Three Years Ended December 31, 1998

                                                                            Years Ended December 31,
                                                                       ----------------------------------
                                                                           1998         1997       1996
                                                                       -----------    --------   --------
DILUTED EARNINGS (LOSS) PER SHARE: (Note 10)

     Income (Loss) before cumulative effect of change in accounting
       principle.....................................................  $      (.19)   $    .20   $    .04
     Cumulative effect on prior years (to December 31, 1996) of
       change in revenue recognition method..........................                     (.06)
                                                                       -----------    --------   --------

NET INCOME (LOSS) PER SHARE..........................................  $      (.19)   $    .14   $    .04
                                                                       ===========    ========   ========

PRO FORMA AMOUNTS ASSUMING THE NEW METHOD OF
RECOGNIZING REVENUE IS APPLIED RETROACTIVELY (NOTE 2):

     Net Income (Loss)...............................................  $(1,212,000)   $936,000   $546,000
     Net Income (Loss) Per Common Share:

            Basic....................................................  $      (.19)   $    .28   $    .05
                                                                       ===========    ========   ========
            Diluted..................................................  $      (.19)   $    .20   $    .04
                                                                       ===========    ========   ========

 The accompanying notes are an integral part of these consolidated statements.



             (The remainder of this page left intentionally blank.)

                               Part II - Page 18

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                  For the Three Years Ended December 31, 1998

                                                                       Years Ended December 31,
                                                               -----------------------------------------
                                                                    1998           1997          1996
                                                               -------------  ------------  ------------
  CASH FLOWS -- OPERATING ACTIVITIES:
   Net income (Loss)........................................... $(1,212,000)  $   277,000    $   549,000
   Adjustments to reconcile net income to net cash
    provided by operating activities--
   Loss (gain) on sale of assets...............................                  (313,000)       217,000
   Depreciation and amortization...............................     985,000     1,185,000      1,306,000
   Provision for uncollectable accounts........................   1,314,000     1,436,000      3,233,000
   Cumulative effect of change in accounting principle.........                   659,000
   Deferred income taxes.......................................     454,000       (89,000)    (1,149,000)
   Change in assets and liabilities--
   (Increase) decrease in receivables, net.....................     648,000    (1,408,000)    (1,821,000)
   Decrease in deferred student tuition........................  (2,156,000)     (189,000)        (5,000)
   Other changes in assets and liabilities, net................  (1,020,000)      378,000        290,000
   (Increase) decrease in income taxes payable/recoverable.....    (459,000)     (779,000)       (32,000)
                                                                -----------   -----------    -----------
     Total adjustment..........................................    (234,000)      880,000      2,039,000
                                                                -----------   -----------    -----------
       Net operating  activities...............................  (1,446,000)    1,157,000      2,588,000
                                                                -----------   -----------    -----------
  CASH FLOWS -- INVESTING ACTIVITIES:
   Proceeds from sale of assets................................                 1,025,000        929,000
   Capital expenditures........................................  (1,527,000)   (1,417,000)      (547,000)
                                                                -----------   -----------    -----------
       Net investing activities................................  (1,527,000)     (392,000)       382,000
                                                                -----------   -----------    -----------
  CASH FLOWS -- FINANCING ACTIVITIES:
   Principal payments on debt..................................                (2,819,000)    (1,552,000)
   Preferred stock redemption..................................                (1,769,000)      (452,000)
   Class B preferred stock issued, net.........................                 1,441,000
   Subordinated debt issued to Cahill/Warnock..................                 3,500,000
   Stock options exercised.....................................      13,000        14,000
                                                                -----------   -----------    -----------
       Net financing activities................................      13,000       367,000     (2,004,000)
                                                                -----------   -----------    -----------
  NET INCREASE (DECREASE) IN CASH and
   CASH EQUIVALENTS............................................  (2,960,000)    1,132,000        966,000

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............   5,393,000     4,261,000      3,295,000
                                                                -----------   -----------    -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................... $ 2,433,000   $ 5,393,000    $ 4,261,000
                                                                ===========   ===========    ===========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

  CASH PAID DURING THE YEAR FOR:
   Interest.................................................... $   177,000   $   264,000    $   230,000
   Income taxes................................................ $   249,000   $   653,000    $   901,000
  CASH RECEIVED DURING THE YEAR FOR:
   Interest.................................................... $   336,000   $   468,000    $   427,000
   Income tax refunds.......................................... $   991,000

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 19

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           For the Three Years Ended
                               December 31, 1998

                                                                                    Capital
                                                       Preferred      Common       in Excess       Accumulated      Treasury
                                                         Stock        Stock         of Par           Deficit         Stock
                                                       ---------     --------     -----------      -----------      --------
BALANCE, December 31, 1995.........................    $  30,000     $698,000     $ 8,128,000      $(2,121,000)     $(61,000)
  Net Income.......................................                                                    549,000
  Preferred Stock Redemptions......................       (4,000)                    (392,000)         (56,000)
  Stock Options Exercised..........................                     1,000
                                                       ---------     --------     -----------      -----------      --------

BALANCE, December 31, 1996.........................       26,000      699,000       7,736,000       (1,628,000)      (61,000)

  Net Income.......................................                                                    277,000
  Class A Preferred Stock Redemption...............      (26,000)                  (1,276,000)
  Class A Preferred Dividend Payments..............                                                   (467,000)
  Class B Preferred Stock Issuance.................        6,000                    1,435,000
  Class B Preferred Stock Accretion................                                   105,000         (105,000)
  Stock Options Exercised..........................                    14,000
                                                       ---------     --------     -----------      -----------      --------

BALANCE, December 31, 1997.........................        6,000      713,000       8,000,000       (1,923,000)      (61,000)

  Net Income (Loss)................................                                                 (1,212,000)
  Class B Preferred Stock Accretion................                                   142,000         (142,000)
  Stock Options Exercised..........................                    12,000           1,000
                                                       ---------     --------     -----------      -----------      --------

BALANCE, December 31, 1998.........................    $   6,000     $725,000     $ 8,143,000      $(3,277,000)     $(61,000)
                                                       =========     ========     ===========      ===========      ========

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 20

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Years Ended December 31, 1998

1. Basis of Presentation and Transactions with CenCor, Inc.:

Basis of Presentation

     Concorde Career Colleges, Inc. ("Concorde") and Subsidiaries (the "Company") owns and operates proprietary, post-secondary Campuses which offer career training designed to provide primarily entry-level skills readily needed in the allied health field. The Company's Campuses offer vocational training programs in six states, California, Colorado, Florida, Missouri, Oregon, and Tennessee (the "Campuses"). The Company previously offered review courses for the Certified Public Accountants ("CPA") Examination which accounted for 3.2% of the Company's revenues for the year ended December 31, 1996. Prior to March 31, 1988, the Company was a division of CenCor, Inc. ("CenCor"). Assets acquired from CenCor and liabilities assumed were reflected at the predecessor division's historical cost.

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

Transactions with CenCor, Inc.

     The Chairman of the Board, President and Chief Executive Officer of the Company is also the Chairman of the Board, President and Treasurer of CenCor. As a result of a refinancing on February 25, 1997, the Company paid approximately $4,409,000 to CenCor. This payment satisfied all debts and obligations owned by the Company to CenCor except for an obligation to convey "written-off" receivables (See Note 7). The obligation was fulfilled in January 1998.

     The Company under an agreement effective October 1995 subleases space to CenCor. The Company and CenCor do not allocate charges to each other, otherwise share expenses, or have balances owing to each other.

Asset Dispositions

     On August 2, 1996, the Company sold the assets of Person/Wolinsky Associates, a wholly owned subsidiary. As a result of the sale the Company received cash proceeds of $879,000. The loss from the sale was $124,000 before income taxes. In addition, a $750,000 non-compete agreement is payable to the Company in ten equal annual installments commencing December 15, 1996. The first three $75,000 payments were received as scheduled. The income from the non-compete agreement is being recognized as the payments are earned over the legally enforceable period.

     On August 30, 1996, the Company sold the assets of its San Jose, California Campus. The Company received $50,000 cash and a promissory note that was due and paid on February 28, 1997, for $300,000 which was included in accounts receivable at December 31, 1996. The loss on the sale was $93,000.

                               Part II - Page 21

     In conjunction with these 1996 asset sales, proceeds of $377,000 and $75,000 from the non-compete payment were paid to CenCor in 1996 for redemption of 40,000 shares of Class A Preferred Stock and $56,000 of accumulated dividends on the Class A Preferred Stock.

     On January 31, 1997, the Company sold its Warren, Michigan building for approximately $725,000 (the "Warren Sale"). Proceeds of $310,000 were paid to CenCor for redemption of approximately 27,000 shares of Class A Preferred Stock then held by CenCor and $45,000 of accumulated preferred dividends on the Class A Preferred Stock. The Company realized a gain of $313,000 before income taxes in 1997 as a result of the Warren Sale.

     During 1998 the Company announced plans to close the Miami, Florida Campus during 1999. The Company reserved approximately $180,000 in 1998 for the closing. The Miami Campus will close after the remaining students have completed the in-school portion of their education.

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

     The effect of both the cumulative change for prior years and the change for the year ended December 31, 1997, was to decrease net income after cumulative change in accounting principle by $670,000 ($0.09 per basic share and $0.06 per diluted share). The cumulative effect on income of the change on prior years (after reduction for income taxes of $421,000) was a reduction of $659,000. The effect of the change on the year ended December 31, 1997, was to decrease income before cumulative effect of a change in accounting principle by $11,000.

     Most students enrolled at the Company's Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 1998 management estimates that 79 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 21 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

     The Company charges earnings for the amount of estimated uncollectable accounts based upon current collection trends. However, unpaid balances are usually written-off 180 days after the student withdraws or graduates from the Campus and/or ceases to make payments. Internal collection efforts, as well as outside professional services, are used to pursue collection of delinquent accounts.

Presentation

     During 1997, the Company offset a portion of accounts receivable by the amount of deferred student tuition related to students who have not yet started their program of study. The Company believes this classification is a better representation of accounts receivable and deferred tuition since these students have not started class and still have the option of canceling with no obligation and is more representative of current industry practice. This change reduced current assets and current liabilities by $3,619,000 and $4,890,000 at December 31, 1998, and 1997, respectively. This change has also been reflected in the statement of cash flows for 1998 and 1997.

Cash and Cash Equivalents

     Cash and cash equivalents are those items with a maturity of three months or less. Generally cash equivalents are represented by money market funds or treasury bills that are carried at cost, which approximates fair value, on the Company's balance sheet.

                               Part II - Page 22

Accounts Receivable and Notes Receivable

     Accounts receivable are amounts due from students that are expected to be paid through the use of federal and state sources of funds.

     Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates. It is not practicable to determine the fair value of notes receivables without incurring excessive costs. The Company has no quoted market prices or dealer quotes to compare similar loans made to borrowers with similar credit ratings. In addition, the Company cannot readily establish a pattern of future cash flows to estimate fair value. However, management believes that the carrying amounts (net of allowance for doubtful accounts) recorded at December 31, 1998, are not impaired and are not materially different from their corresponding fair values.

     During and since 1993, the Company had lending institutions or lenders of last resort access at all of its Campuses. The Company continues to finance a portion of certain students' tuition not covered by student financial aid programs. Beginning with the fourth quarter of 1995, the Company instituted a plan to decrease its reliance on Title IV funding. In addition to seeking alternative sources of financing for its students, the Campuses began financing a larger portion of the tuition for most students with promissory notes. Prior to 1996, promissory notes issued by the Campuses for student tuition were generally due over 60 months, most bearing interest of 7 to 12 percent, with payments generally scheduled to commence 30 days after program completion. Beginning in 1996, promissory notes issued by the Campuses are generally for a lesser amount and due over 24 months, bearing interest of seven percent, with payments beginning when the student starts class. During 1997, the Company further reduced the length of time students are generally allowed to repay the tuition not covered by student financial aid programs.

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

Acquisitions

     All prior period acquisitions have been accounted for by the purchase method, under which a portion of the purchase price is assigned to net tangible assets acquired to the extent of their estimated values. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The excess of the purchase price over net tangible assets acquired is being charged to income over 5 to 20 years. The total amount of amortization charged to income was $159,000 in 1998, $174,000 in 1997 and $223,000 in 1996.

                               Part II - Page 23

3. Intangible Assets:

   Intangible assets consist of the following at December 31:

                                                    1998             1997
                                                    ----             ----
      Goodwill...............................    $  913,000       $1,511,000
      Other Intangible assets................                        222,000
                                                 ----------       ----------

      Total Intangible assets................       913,000        1,733,000

      Less accumulated amortization..........       478,000        1,139,000
                                                 ----------       ----------

        Net intangibles......................    $  435,000       $  594,000
                                                 ==========       ==========

4. Receivables:

   Changes in the allowance for uncollectable accounts were as follows for the year ended December 31:

                                                    1998         1997           1996
                                                    ----         ----           ----
      Beginning balance......................    $1,309,000   $ 1,645,000   $ 1,394,000
      Provision for uncollectable accounts...     1,284,000     1,299,000       952,000
      Charge-offs............................      (897,000)   (1,635,000)     (701,000)
                                                 ----------   -----------   -----------
                                                 $1,696,000   $ 1,309,000   $ 1,645,000
                                                 ==========   ===========   ===========

   Changes in the allowance for uncollectable notes were as follows for the year ended December 31:

                                                    1998         1997           1996
                                                    ----         ----           ----
      Beginning balance......................    $  616,000   $ 1,243,000   $   709,000
      Provision for uncollectable notes......        30,000       137,000     2,281,000
      Charge-offs............................      (463,000)     (764,000)   (1,747,000)
                                                 ----------   -----------   -----------

                                                 $  183,000   $   616,000   $ 1,243,000
                                                 ==========   ===========   ===========

5. Fixed Assets:

   Fixed assets consist of the following at December 31:

                                                    1998             1997
                                                    ----             ----
      Furniture and equipment................    $5,583,000       $4,257,000
      Leasehold improvements                      2,535,000        2,437,000
                                                 ----------       ----------

        Gross fixed assets...................     8,118,000        6,694,000

      Less Accumulated depreciation
       and amortization......................     4,884,000        4,161,000
                                                 ----------       ----------

        Net fixed assets.....................    $3,234,000       $2,533,000
                                                 ==========       ==========

                               Part II - Page 24

     The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for these leases was $2,709,000 in 1998, $2,737,000 in 1997 and $2,640,000 in 1996. Aggregate
minimum future rentals payable under the operating leases at December 31, 1998, were:

       1999...................................................................................  $2,515,000
       2000...................................................................................  $2,197,000
       2001...................................................................................  $1,653,000
       2002...................................................................................  $1,532,000
       2003...................................................................................  $1,028,000
       2004 and thereafter....................................................................  $8,581,000

6.  Accounts Payable and Other Accrued Liabilities:

    Accounts Payable and Other Accrued Liabilities consist of the following at December 31:

                                                                                                    1998         1997
                                                                                                    ----         ----
     Accounts payable.........................................................................  $  696,000  $1,073,000
     Accrued vacation.........................................................................     552,000     480,000
     Other accrued liabilities................................................................     476,000     429,000
     Accrued compensation (other than salaries and wages).....................................     227,000     227,000
     Accrued other taxes......................................................................      27,000     580,000
     Accrued health expense...................................................................     169,000     251,000
                                                                                                ----------  ----------
     Accounts payable and accrued liabilities.................................................  $2,147,000  $3,040,000
                                                                                                ==========  ==========

7. Long-Term Debt and Refinancing:
   Long-term debt consists of the following at December 31:                                           1998        1997
                                                                                                      ----        ----

  Secured debenture, five percent, due February 2003..........................................   3,500,000   3,500,000
                                                                                                ----------  ----------
  Total long-term debt........................................................................  $3,500,000  $3,500,000
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

                               Part II - Page 25

     As a result of the Cahill Transaction entered into on February 25, 1997, discussed below, all obligations due CenCor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables in connection with interest discharged in the 1993 and 1994 amendments. The balance due CenCor at December 31, 1997, was $11,000. The remaining balance was fulfilled in January 1998.

Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998, at an exercise price of $1.36 per share of Common Stock. No warrants were exercised as of December 31, 1998.

Approximately $4.4 million of the Cahill-Warnock transaction funds were used to satisfy CenCor obligations.

     The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being amortized over the period from issuance until the perpetual dividends are payable in 2003 to yield a constant dividend rate of 15%. The amortization is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The amortization was $142,000 and $105,000 for the years ended December 31, 1998 and 1997, respectively. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date.

Other

     In conjunction with the Refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997, with Security Bank of Kansas City. This facility expires on April 30, 2000. Funds borrowed under this facility will be used for working capital purposes. This facility has an interest rate of prime plus one percent and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of subsidiaries. The Company had not borrowed any funds under this facility as of December 31, 1998. However, the available credit was reduced to approximately $2,400,000 when the facility was amended on December 28, 1998. The amendment reduced the maximum credit available by the stated amount of the issued and outstanding letter of credit or replacement letter of credit discussed below.

     On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's new Garden Grove, California location. The letter of credit expires April 19, 2000 and will be replaced by replacement letters of credit expiring annually through April 19, 2004. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter can only be drawn upon if there is a default under the lease agreement.

     Based on the terms of the Company's debt, management estimates that the carrying values of debt at December 31, 1998 and December 31, 1997 are not materially different from their corresponding fair value.

     The Company has a letter of credit outstanding in the amount of $30,000. The letter of credit is to comply with United States Department of Education
(ED) regulations and is secured by a certificate of deposit in the amount of $30,000.




             (The remainder of this page left intentionally blank.)

                               Part II - Page 26

8. Income Taxes:

     The income tax provision (benefit), excluding the cumulative effect of a change in accounting method, for the three years ended December 31, 1998, consist of the following:

                                                           1998         1997         1996
                                                       -----------    ---------   -----------
    Current tax expense (benefit)
      Federal......................                    $(1,161,000)   $(210,000)  $   769,000
      State........................                        (39,000)      11,000       108,000
                                                       -----------    ---------   -----------
                                                        (1,200,000)    (199,000)      877,000
   Deferred tax expense (benefit)
         Federal...................                        515,000     (134,000)   (1,110,000)
         State.....................                        (61,000)      45,000       (39,000)
                                                       -----------    ---------   -----------
                                                           454,000      (89,000)   (1,149,000)
                                                       -----------    ---------   -----------
   Tax provision (benefit).........                    $  (746,000)   $(288,000)  $  (272,000)
                                                       ===========    =========   ===========

   The Company's effective income tax expense (benefit) rate, excluding the cumulative effect of a change in accounting method, differs from the federal statutory rate of 34% for the three years ended December 31, 1998, as follows:

                                             1998         1997         1996
                                           ---------    ---------    ---------

   Provision at federal statutory rate..   $(665,000)   $ 220,000    $  94,000
   State taxes, net of federal benefit..    (120,000)      36,000       49,000
   Goodwill amortization................      52,000       39,000       59,000
   Tax contingency release..............                 (650,000)
   Fixed assets basis adjustment........                               176,000
   Valuation allowance release..........                              (667,000)
   Other, net...........................     (13,000)      67,000       17,000
                                           ---------    ---------    ---------
                                           $(746,000)   $(288,000)   $(272,000)
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





            (The remainder of this page left intentionally blank.)

                               Part II - Page 27

   Deferred tax assets and liabilities consisted of the following at December
31:

                                                                    1998               1997             1996
                                                                 ----------          ----------       ----------
   Credit losses.............................................    $  146,000          $  693,000       $1,175,000
   Deferred student tuition..................................       297,000             396,000
   AMT credit carryforward...................................       340,000
   Depreciation and amortization.............................                           150,000           90,000
   Other expenses currently deductible for financial
     reporting purposes but not for tax......................       449,000             365,000          343,000
                                                                 ----------          ----------       ----------
               Net assets....................................     1,232,000           1,604,000        1,608,000
 Depreciation and amortization...............................      (248,000)
   Other expenses currently deductible for tax but not for
     financial reporting purposes............................      (299,000)           (465,000)        (979,000)
                                                                 ----------          ----------       ----------

               Net...........................................    $  685,000          $1,139,000       $  629,000
                                                                 ==========          ==========       ==========

     At December 31, 1998, deferred tax assets included $1,125,000 current assets and $107,000 non-current assets and deferred tax liabilities included $301,000 current liabilities and $246,000 non-current liabilities. Current assets and current liabilities were combined as were non-current assets and non-current liabilities for financial statement presentation.

9.  Stock Option Plans:

     During 1998 the Company's shareholders approved an employee stock purchase plan (the "Purchase Plan"). The Purchase Plan allows employees of the Company to purchase shares of the Company's common stock at periodic intervals, generally quarterly, through payroll deductions. The purchase price per share is the lower of 95% of the closing price on the offering commencement date or termination date. The Purchase Plan expires in 2003 and permits a maximum of 50,000 shares to be issued each year.

     The Company has an incentive stock option plan (the "1998 Option Plan") approved at the 1998 stockholders meeting authorizing issuance of 500,000 shares of its common stock to certain officers and employees of the Company. Options are granted at fair market value on the date of grant for a term of not more than ten years. The 1998 Option Plan supplemented the previous plan (the "1988 Option Plan") which was authorized in 1988 and expired in 1998. On December 31, 1998 the Company had issued options for 445,100 shares from the 1988 Option Plan of which 261,250 had been exercised. In addition, options for 154,900 unissued shares expired with the plan.

     In 1994, the Company's Compensation Committee (the "Compensation Committee") awarded to an officer of the Company the option to purchase 750,000 shares pursuant to a stock option plan (the "1994 Option Plan") which was approved at the 1994 stockholders meeting. Under the option's terms, the officer was granted the right to immediately exercise a portion of the option to purchase 300,000 shares (granted at 110% of fair market value). Vesting of the right to purchase the remaining 450,000 shares was based on performance of the Company through 1996. Of the shares subject to annual performance vesting, 150,000 shares failed to vest and lapsed in 1994, as the Company did not attain required performance objectives. These shares were returned to the plan for future issuance. The Company met the performance criteria during 1995 and 1996. As a result 150,000 shares were vested in each year and the Company recognized additional compensation expense of $113,000 in 1996 and $71,000 in 1995. In 1997, the Compensation Committee awarded the same officer the option to purchase an additional 400,000 shares at an exercise price of $1.09. The market value on the date of grant was $0.99. Under the terms of the option, the officer was granted the right to immediately exercise a portion of the option (80,000 shares). Vesting of the right to purchase the remaining 320,000 shares is based upon lapse of time through the following four years.

     Also during 1997, the Compensation Committee awarded another officer of the Company the option to purchase 575,000 shares pursuant to a non-qualified stock option agreement (the "NQSO"). Under the agreement the officer was granted the right to immediately exercise 115,000 shares at an exercise price of $1.00. The right to exercise the remaining shares vests ratably over the next four years at an exercise price of $1.375. The market value on the date of grant was $1.375. The Company recognized $43,000 of compensation expense in 1997. The officer resigned during 1998. As a result, the option to purchase 345,000 of the shares was cancelled during 1998. The remaining 230,000 shares expired in February 1999.

     The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock

                               Part II - Page 28
option plans. Accordingly,no compensation expense has been recognized for the 1998 Option Plan or 1988 Option Plan as the exercise price equals the stock price on the date of grant. Compensation expense has been recorded for the 1994 Option Plan performance based options and the 1997 NQSO as noted above. Had compensation expense been determined for stock options granted in 1998, 1997, and 1996 based on the fair value at grant dates consistent with Statement of Financial Accounting Standards ("SFAS 123") "Accounting for Stock Based Compensation," the Company's pro forma net income (loss) before cumulative accounting change and basic and diluted earnings per share for the three years ended December 31, 1998, 1997, and 1996 would have been as presented below:


                                                            Pro forma EPS
                                                   Twelve Months Ended December 31,
                                               ----------------------------------------
                                                  1998            1997           1996
                                               -----------      --------       --------
Pro forma income (loss) before
 cumulative change in accounting
 principle                                     $(1,383,000)     $355,000       $492,000
                                               ===========      ========       ========

Pro forma Basic Earnings Per Share             $     (0.21)     $   0.20       $   0.04
                                               ===========      ========       ========

Pro forma Diluted Earnings Per Share           $     (0.21)     $   0.15       $   0.04
                                               ===========      ========       ========

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997, and 1996:

                                                               1998           1997          1996
                                                              ------         ------        ------
     Weighted average expected life (years)                       6              6             6
     Expected Volatility                                         95%            98%           87%
     Annual Dividend per share                                    0              0             0
     Risk free interest rate                                   4.59%          5.74%         6.25%
     Weighted average fair value of options granted           $0.98          $0.98         $0.73

     The following table reflects activity in options for the three-year period ended.

                                                                                              Weighted-
                                                                                     Total     average
                                         (1)                                         Number    Exercise    Option Price
                                      1988 Plan   1994 Plan     NQSO    1998 Plan  of Shares    Price       per share
                                      ---------  -----------  --------  ---------  ---------  ---------   --------------
Outstanding     December 31, 1995      458,000      600,000                        1,058,000    $0.14     $0.10 to $0.28
Exercised                               11,400                                        11,400    $0.10     $0.10
Canceled                                50,000                                        50,000    $0.30     $0.10 to $0.59
Issued                                  84,500                                        84,500    $0.69     $0.55 to $1.06
                                      ------------------------------------------------------
Outstanding     December 31, 1996      481,100      600,000                        1,081,000    $0.17     $0.10 to $1.06
Exercised                              136,600                                       136,600    $0.10     $0.10 to $0.13
Canceled                                50,000                                        50,000    $0.34     $0.10 to $1.00
Issued                                  46,500      400,000    575,000             1,021,500    $1.24     $0.78 to $2.25
                                      ------------------------------------------------------
Outstanding     December 31, 1997      341,000    1,000,000    575,000             1,916,000    $0.74     $0.10 to $2.25
Exercised                              124,650                                       124,650    $0.11     $0.10 to $0.55
Canceled                                41,500                 345,000               386,500    $1.35     $0.10 to $2.06
Issued                                                                    176,500    176,500    $1.23     $0.84 to $1.81
                                      ------------------------------------------------------
Outstanding     December 31, 1998      174,850    1,000,000    230,000    176,500  1,581,350    $0.56     $0.10 to $2.25

(1) The 1988 Plan expired in 1998.

                               Part II - Page 29

The following table reflects option information as of December 31, 1998.


                      Shares         Average          Weighted       Shares        Weighted
   Range of         Outstanding     Remaining         Average      Exercisable     Average
Exercise Prices     at 12/31/98  Contractual Life  Exercise Price  at 12/31/98  Exercise Price
---------------     -----------  ----------------  --------------  -----------  --------------
                                     (Years)
$0.10 - $0.13            94,500         4.5             $0.11           94,500       $0.11
$0.15                   600,000         0.1             $0.15          600,000       $0.15
$0.28                    19,450         6.1             $0.28           13,615       $0.28
$0.55-$0.59              25,400         7.0             $0.58           15,860       $0.58
$0.78-$1.09             660,500         8.7             $1.04          169,400       $1.08
$1.15-$1.38             120,000         8.4             $1.37              -0-       -0-
$1.62-$1.81              48,500         9.4             $1.81              -0-       -0-
$2.06-$2.25              13,000         8.7             $2.22              -0-       -0-



             (The remainder of this page left intentionally blank.)

                               Part II - Page 30

10. Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which was issued in February 1997, and effective for financial statements for interim and annual periods ending after December 15, 1997. The statement specifies the computation, presentation, and disclosure requirements for earnings per share. The statement requires the computation of earning per share under two methods "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). The 1996 earnings per share data have been restated. A summary of the calculations of basic and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996, is presented below:


                                                             Basic EPS                                Diluted EPS

                                                      Year Ended December 31,                   Year Ended December 31,
                                              --------------------------------------    ---------------------------------------
                                                 1998           1997         1996          1998            1997         1996
                                              -----------    ----------   ----------    -----------    -----------   ----------
Weighted Average Shares Outstanding........     7,181,000     7,034,000    6,967,000      7,181,000      7,034,000    6,967,000
Options....................................                                                                968,000      862,000
Debt/Non Detachable Warrants...............                                                              2,179,000
Class B Preferred Stock....................                                                                934,000
                                              -----------    ----------   ----------    -----------    -----------   ----------
Adjusted Weighted Average Shares...........     7,181,000     7,034,000    6,967,000      7,181,000     11,115,000    7,829,000
                                              -----------    ----------   ----------    -----------    -----------   ----------

Income Before Accounting Change............   $(1,212,000)   $  936,000   $  549,000    $(1,212,000)   $   936,000   $  549,000
Class A Preferred Dividends................                     (28,000)    (216,000)                      (28,000)    (216,000)
Class A Preferred Stock Redemption (1).....                   1,210,000                                  1,210,000
Class B Preferred Dividends Accretion......      (142,000)     (105,000)                   (142,000)
Interest on Convertible Debt, net of tax...                                                                 92,000
                                              -----------    ----------   ----------    -----------    -----------   ----------
Income Available to Common Shareholders
     Before Accounting Change..............    (1,354,000)    2,013,000      333,000     (1,354,000)     2,210,000      333,000

Cumulative Effect on Prior Years of
     Accounting Change.....................             0      (659,000)           0              0       (659,000)           0
                                              -----------    ----------   ----------    -----------    -----------   ----------

Income Available to Common Shareholders....   $(1,354,000)   $1,354,000   $  333,000    $(1,354,000)   $ 1,551,000   $  333,000
                                              ===========    ==========   ==========    ===========    ===========   ==========

Income per share before accounting change..         (0.19)         0.28         0.05          (0.19)          0.20         0.04
Cumulative per share effect of accounting
     change................................          0.00         (0.09)        0.00           0.00          (0.06)        0.00
                                              -----------    ----------   ----------    -----------    -----------   ----------
Net income per share.......................   $     (0.19)   $     0.19   $     0.05    $     (0.19)   $      0.14   $     0.04
                                              ===========    ==========   ==========    ===========    ===========   ==========

(1) Represents the excess of the carrying value of the preferred stock over the amount of cash paid to the holder of the preferred stock retired on February 25, 1997.

                               Part II - Page 31

11.  Contingencies and Litigation:

          In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. During June 1998, the FTC presented the Company with a proposed complaint and consent order concerning the inquiry. Subsequently, the Company and the FTC had several discussions. The primary outstanding issue involves disclosure and calculation of placement statistics. Each of the Company's Campuses is accredited by an accrediting association approved by the United States Department of Education ("ED"). The accrediting associations provide oversight for many areas of Campus operations including calculation and disclosure of placement statistics. The Company believes the FTC has calculated placement statistics in an arbitrary manner that is contrary to the rules and regulations of the accrediting agencies. The Company believes that the placement statistics issue will affect all Companies operating in the proprietary education industry. The Company continues to communicate with the FTC and evaluate its options. Currently, there is not sufficient information available to determine the financial impact on the Company, if any.

Department of Education Matters

          The Company generally relies on the availability of various federal and state student financial assistance programs to provide funding for students attending the Campuses. The Company also relies on the availability of lending institutions willing to participate in these programs and to approve loans to these students. Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. If the Company should fail to materially comply with such regulations at any of the Campuses, such failure could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. The Company is not aware of any material violation of these regulations.

          After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of a Campus to participate in the Federal Loan Programs if the Cohort Default Rate for three consecutive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for each of the three most recent fiscal years may be used as grounds for terminating Family Federal Education Loan ("FFEL") eligibility.

     The Company has a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, with the exception of San Diego, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

          The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the FFEL program and that it could not apply to regain eligibility until at least October of 1999. The Campus did not maintain loan eligibility because its Cohort Default Rate for one of the three consecutive published years, 1992, 1993, and 1994 was not below 25%. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing including loans made by the Campus. The student population of the San Diego Campus was 185 or approximately 7 percent as of December 31, 1998 and 200 or approximately 6 percent as of December 31, 1997.

          In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Three of the Company's Campuses, Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida received provisional certification during 1996. The remaining Campuses received full certification. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The provisional certifications expired during 1998. ED notified the Company that the Denver Campus is now fully certified. The Jacksonville and Lauderdale Lakes Campuses received provisional certification due to default rates. Both Campuses had a default rate greater than 25% for one of the three previous years. The Company does not believe provisional certification would have a material impact on its liquidity, results of operations or financial position.

     ED also has established certain "Factors of Financial Responsibility" which institutions are required to meet to be eligible

                               Part II - Page 32
to participate in Title IV programs. The three principal standards of financial responsibility applicable prior to July 1, 1998 were (i) satisfy an acid test ratio of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, and (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period. An institution that is determined by the DOE not to meet any one of the standards of financial responsibility would be entitled to participate in the Title IV programs if it can demonstrate financially responsibility on an alternative basis. ED issued a new financial responsibility regulation that became effective July 1, 1998. ED instituted a transitional period which allows an institution to use either the old or new regulations for a fiscal year that begins between July 1, 1997 and June 30, 1998. This transition period applies to the Company's 1998 fiscal year. The new regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

     ED also allows institutions in the zone up to three consecutive years to improve their financial condition without requiring surety. An institution in the zone may need to provide to ED timely information regarding certain accrediting agency actions and certain financial events that may cause or lead to a deterioration of the institution's financial condition. In addition, financial and compliance audits may have to be submitted soon after the end of the institution's fiscal year. Title IV HEA funds may be subject to cash monitoring for institutions in the zone. The Company believes that on a consolidated basis, it meets the three principal financial responsibility standards: profitability, acid test, and tangible net worth. The Company's consolidated composite score under the new financial responsibility regulations would be 1.2. The Company believes that because of the transitional period it will not be subject to zone requirements.

     The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 1998. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 85% of total cash revenues. This is commonly referred to as the 85/15 Rule which was modified as part of the new legislation extending the Higher Education Act of 1965, as amended. The modifications, effective October 1, 1998, will allow slightly higher reliance on Title IV funding, 90%. The following table sets forth the 1998 cash revenue derived from federal Title IV student assistance program funds, non Title IV program funds and the percentage of Title IV program funds to total funds.


Campus                 Title IV Funds    Non-Title IV Funds    Percentage
------                 --------------    ------------------    ----------
Anaheim, CA              $2,779,000          $  620,000           81.8%
Denver, CO                1,593,000             516,000           75.5
Jacksonville, FL          1,284,000             256,000           83.4
Kansas City, MO           1,629,000             402,000           80.2
Lauderdale Lakes, FL      2,176,000             558,000           79.6
Memphis, TN               2,889,000             610,000           82.6
North Hollywood, CA       4,212,000           1,084,000           79.5
Portland, OR              2,025,000             569,000           78.1
San Bernardino, CA        3,443,000             722,000           82.7
San Diego, CA               398,000             835,000           32.3
Tampa, FL (1)             2,320,000             487,000           82.7

(1)  The Miami Campus is an additional location of the Tampa Campus.

Southern Career Institute

     On May 31, 1990, a wholly-owned subsidiary of the Company, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc. ("SCI"), a proprietary, postsecondary vocational home-study school specializing in paralegal education. In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the ED alleging that commencing June 1, 1990, SCI was ineligible to participate in federal student financial assistance programs. The ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the amount on deposit in the SCI bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General

                               Part II - Page 33

Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. The 1999 correspondence was similar to correspondence received in 1997. SCI has notified ED that it disputes these claims.

          In light of applicable corporate law, which limits the liability of stockholders and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, management believes that the Company is not liable for debts of SCI. Therefore, if SCI is required to pay ED's claims it is the opinion of management it will not have a material adverse impact on the Company's financial condition or its results of operations. In addition, in light of applicable statutory and regulatory provisions existing in 1991 and ED's interpretation of those provisions, it is the opinion of management that any debt SCI might be determined to owe to ED should have no impact on the existing participation of the Campuses in federal financial aid programs.

Other

          During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. The plaintiffs have initiated efforts to begin to move the cases forward; however, none are close to being ready for trial. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend them vigorously.

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



             (The remainder of this page left intentionally blank.)

                               Part II - Page 34

12. Quarterly Financial Information (unaudited):

1998                                                         March 31       June 30     September 30   December 31
----                                                        -----------   -----------   ------------   -----------
Operating revenue.........................................  $ 9,094,000    $8,339,000    $ 8,642,000   $ 8,231,000
                                                            ===========    ==========    ===========   ===========
Income (loss) before income taxes.........................  $   145,000    $ (741,000)   $  (355,000)  $(1,007,000)
                                                            ===========    ==========    ===========   ===========
Net income (loss).........................................  $    89,000    $ (453,000)   $  (216,000)  $  (632,000)
                                                            ===========    ==========    ===========   ===========
Basic Earnings (loss) per share...........................  $       .01    $     (.07)   $      (.04)  $      (.09)
                                                            ===========    ==========    ===========   ===========
Diluted Earnings (loss) per share.........................  $       .01    $     (.07)   $      (.04)  $      (.09)
                                                            ===========    ==========    ===========   ===========

1997
----

Operating revenue.........................................  $ 9,388,000    $9,220,000    $ 9,319,000   $ 9,788,000
                                                            ===========    ==========    ===========   ===========

Income (loss) before income taxes.........................  $   658,000    $  (63,000)   $   (67,000)  $   120,000
                                                            ===========    ==========    ===========   ===========

Income before cumulative effect of
  change in accounting principle..........................  $   480,000    $  (55,000)   $   517,000   $    (6,000)
                                                            ===========    ==========    ===========   ===========

Cumulative effect of change in accounting principle.......  $  (659,000)   $             $             $
                                                            ===========    ==========    ===========   ===========

Net income (loss).........................................  $  (179,000)   $  (55,000)   $   517,000   $    (6,000)
                                                            ===========    ==========    ===========   ===========

Basic Earning Per Share:
     Income before cumulative effect of change in
       accounting principle...............................  $       .24    $     (.01)   $       .07   $      (.01)
                                                            ===========    ==========    ===========   ===========
     Cumulative effect of change in accounting principle..  $      (.10)   $        0    $         0   $         0
                                                            ===========    ==========    ===========   ===========
     Net Income (loss)....................................  $       .14    $     (.01)   $       .07   $      (.01)
                                                            ===========    ==========    ===========   ===========

Dilutive Earning Per Share:

     Income before cumulative effect of change in
       accounting principle...............................  $       .18    $     (.01)   $       .05   $      (.01)
                                                            ===========    ==========    ===========   ===========
     Cumulative effect of change in accounting principle..  $      (.07)   $        0    $         0   $         0
                                                            ===========    ==========    ===========   ===========
     Net Income (loss)....................................  $       .11    $     (.01)   $       .05   $      (.01)
                                                            ===========    ==========    ===========   ===========

1996
----

Operating revenue.........................................  $11,032,000    $9,270,000    $10,318,000   $ 9,499,000
                                                            ===========    ==========    ===========   ===========
Income (loss) before income taxes.........................  $   731,000    $ (567,000)   $   742,000   $  (629,000)
                                                            ===========    ==========    ===========   ===========
Net income (loss).........................................  $   548,000    $ (425,000)   $   605,000   $  (179,000)
                                                            ===========    ==========    ===========   ===========
Basic Earnings (loss) per share...........................  $       .07    $     (.07)   $       .08   $      (.03)
                                                            ===========    ==========    ===========   ===========
Diluted Earnings (loss) per share.........................  $       .06    $     (.07)   $       .07   $      (.03)
                                                            ===========    ==========    ===========   ===========

     Because the CPA examination is administered twice a year, the operations of the CPA Review courses were seasonal, impacting the results of the Company for the quarters ended March 31, and September 30. The Company sold the assets of the CPA Review courses in August 1996.

                               Part II - Page 35

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.



             (The remainder of this page left intentionally blank.)

                               Part II - Page 36

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

                                Part III Page 1

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

Description                                                                Page
-----------                                                                ----
1.   Financial Statements:

     Concorde Career Colleges, Inc. and Subsidiaries

        Report of Independent Accountants................................. II-14
        Consolidated Balance Sheet........................................ II-15
        Consolidated Statement of Operations.............................. II-17
        Consolidated Statement of Cash Flows.............................. II-19
        Consolidated Statement of Changes In Stockholders' Equity......... II-20
        Notes to Consolidated Financial Statements........................ II-21

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

                               Part IV - Page 2

     Exhibit Number                     Description
     --------------                     -----------
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

                               Part IV - Page 3

     Exhibit Number                     Description
     --------------                     -----------
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

     **21  -- Subsidiaries of Registrant.

       23  -- Consent of Price Waterhouse LLP (filed herewith).


     * Management contract or compensation plan.
     **Previously filed.

b. Reports on Form 8-K

     None.

                               Part IV - Page 4

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CONCORDE CAREER COLLEGES, INC.


                                         By /s/ JACK L. BROZMAN
                                         ---------------------------------------
                                                Jack L. Brozman
                                             Chairman of the Board
                                             Date: March 26, 1999


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                          Signature                               Date
                          ---------                               ----
By /s/                 JACK L. BROZMAN                            March 26, 1999
   -----------------------------------------------------------------------------
                       Jack L. Brozman
       (Chairman of the Board, Chief Executive Officer,
              President, Treasurer and Director)


By /s/                 PAUL R. GARDNER                            March 26, 1999
   -----------------------------------------------------------------------------
                       Paul R. Gardner
        (Vice President, Chief Financial Officer, and
                Principal Accounting Officer)


By /s/                 JAMES R. SEWARD                            March 26, 1999
   -----------------------------------------------------------------------------
                       James R. Seward
                          (Director)


By /s/                 THOMAS K. SIGHT                            March 26, 1999
   -----------------------------------------------------------------------------
                       Thomas K. Sight
                          (Director)


By /s/                 DAVID L. WARNOCK                           March 26, 1999
   -----------------------------------------------------------------------------
                       David L. Warnock
                          (Director)

                               Part IV - Page 5