Form 10-Q
period 1999-03-31
CONCORDE CAREER COLLEGES INC
filed 1999-05-05
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31,1999               Commission File No. 0-16992
                      -------------                                   -------

                         CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

           Delaware                                             43-1440321
-------------------------------                        -------------------------
(State of other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

5800 Foxridge, Suite 500
Mission, Kansas                                                       66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's telephone number, including area code:    (913) 831-9977
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

(1)  Yes  X    No   ___                 (2)  Yes  X    No   ___
         ---                                     ---

As of April 28, 1999 Concorde Career Colleges, Inc. had 7,852,826 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-Q

                       THREE MONTHS ENDED MARCH 31, 1999

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements

          Notes to Condensed Consolidated Financial Statements

            Note 1 and 2..................................................     1

          Condensed Consolidated Balance Sheets...........................   2,3

          Condensed Consolidated Statements of Operations.................     4

          Condensed Consolidated Statements of Cash Flows.................     5

          Consolidated Statement of Changes in Stockholders' Equity.......     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................     7

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    12

Item 2.   Change in Securities............................................    12

Item 3.   Defaults Upon Senior Securities.................................    12

Item 4.   Submission of Matters to a Vote of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibits and Reports on Form 8-K................................    12

Signatures................................................................    13

     PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

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

NOTES TO FINANCIAL STATEMENTS

Note 1:
------

     The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K that was filed by the Company with the Commission on March 31, 1999 (the "1998 Form 10-K") incorporated herein by reference.

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

Note 2:
------

     Basic earnings per share is computed by deducting imputed preferred dividends from net income or loss. This amount is then divided by weighted average number of common shares outstanding.

     Diluted earnings per share is computed by deducting imputed preferred dividends from net income. This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options and for warrants and preferred stock assumed converted to common stock.

                        CONCORDE CAREER COLLEGES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                  (UNAUDITED)

                                    ASSETS

                                                                   MARCH 31,      DECEMBER 31,
                                                                     1999              1998
                                                                  -----------    -------------
CURRENT ASSETS:
  Cash and cash equivalents...............................        $ 2,473,000      $ 2,433,000
     Accounts receivable..................................         10,589,000        9,198,000
     Notes receivable.....................................          3,640,000        4,071,000
     Allowance for uncollectible accounts.................         (1,217,000)      (1,696,000)
                                                                  -----------      -----------
     Net receivables......................................         13,012,000       11,573,000
  Recoverable income taxes................................            803,000          799,000
  Deferred income taxes...................................          1,056,000          824,000
  Supplies and prepaid expenses...........................            710,000          784,000
                                                                  -----------      -----------
Total current assets......................................         18,054,000       16,413,000

FIXED ASSETS, NET:........................................          3,178,000        3,234,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $493,000 at March 31,
   1999 and $478,000 at December 31, 1998, respectively...            420,000          435,000

OTHER ASSETS:
  Long-term notes receivable..............................          1,539,000          996,000
  Allowance for uncollectible notes.......................           (584,000)        (183,000)
  Other...................................................            338,000          340,000
                                                                  -----------      -----------
     Total other assets...................................          1,293,000        1,153,000
                                                                  -----------      -----------
                                                                  $22,945,000      $21,235,000
                                                                  ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH  31, 1999 AND DECEMBER 31, 1998

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   MARCH 31,    DECEMBER 31,
                                                                      1999          1998
                                                                  ------------  -------------
CURRENT LIABILITIES:
  Deferred student tuition......................................  $10,446,000    $ 8,722,000
  Accrued salaries and wages....................................      798,000        680,000
  Accrued interest..............................................       30,000        179,000
  Accounts payable and other accrued liabilities................    2,209,000      2,147,000
                                                                  -----------    -----------
       Total current liabilities................................   13,483,000     11,728,000

OTHER LONG-TERM LIABILITIES.....................................      324,000        332,000
DEFERRED INCOME TAXES...........................................      139,000        139,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK..........    3,500,000      3,500,000
                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, ($.10 par value, 600,000 shares authorized)
     Class B, 55,147 shares issued and outstanding..............        6,000          6,000

  Common stock, ($.10 par value, 19,400,000 shares authorized)
     7,867,126 shares issued and 7,840,326 shares outstanding...      786,000        725,000

  Capital in excess of par......................................    8,445,000      8,143,000
  Accumulated deficit...........................................   (3,677,000)    (3,277,000)
  Less-treasury stock, 26,800 shares, at cost...................      (61,000)       (61,000)
                                                                  -----------    -----------
     Total stockholders' equity.................................    5,499,000      5,536,000
                                                                  -----------    -----------
                                                                  $22,945,000    $21,235,000
                                                                  ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                  (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31,
                                             ---------------------------
                                                1999             1998
                                             -----------      ----------
NET REVENUES.............................    $8,315,000       $9,094,000
COSTS AND EXPENSES:
  Instruction costs and services.........     3,444,000        3,562,000
  Selling and promotional................     1,332,000        1,346,000
  General and administrative.............     3,804,000        3,749,000
  Provision for uncollectible accounts...       284,000          246,000
                                             ----------       ----------
  Total..................................     8,864,000        8,903,000
                                             ----------       ----------
OPERATING INCOME (LOSS)..................      (549,000)         191,000
INTEREST EXPENSE.........................        45,000           46,000
                                             ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES........      (594,000)         145,000
PROVISION (BENEFIT) FOR INCOME TAXES.....      (232,000)          56,000
                                             ----------       ----------
NET INCOME (LOSS)........................    $ (362,000)      $   89,000
                                             ==========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic..............................     7,632,000        7,124,000
                                             ==========       ==========
      Diluted............................     7,632,000        8,194,000
                                             ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE............    $     (.05)      $      .01
                                             ==========       ==========

DILUTED EARNINGS (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE............    $     (.05)      $      .01
                                             ==========       ==========

  The accompanying notes are an integral part of these condensed consolidated statements.

            (The remainder of this page left intentionally blank.)

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                  (UNAUDITED)

CASH FLOWS -- OPERATING ACTIVITIES:                       1999         1998
                                                          ----         ----
 Net (loss) income..................................  $  (362,000)  $   89,000
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities -
   Depreciation and amortization....................      269,000      215,000
   Provision for losses on accounts receivable......      284,000      246,000
   Change in assets and liabilities, net -
      Change in receivables.........................   (1,867,000)     649,000
      Change in deferred student tuition............    1,724,000     (500,000)
      Change in deferred income taxes...............                   (63,000)
      Change in recoverable income taxes............     (236,000)    (108,000)
      Other changes in assets and liabilities, net..      345,000      (47,000)
                                                      -----------   ----------

        Total adjustments...........................      519,000      392,000
                                                      -----------   ----------
        Net operating activities....................      157,000      481,000
                                                      -----------   ----------

CASH FLOWS --INVESTING ACTIVITIES:
 Capital expenditures...............................     (215,000)    (143,000)
                                                      -----------   ----------
        Net investing activities....................     (215,000)    (143,000)
                                                      -----------   ----------

CASH FLOWS --FINANCING ACTIVITIES:
 Stock options exercised............................       98,000        9,000
                                                      -----------   ----------
       Net financing activities.....................       98,000        9,000
                                                      -----------   ----------

NET INCREASE IN CASH & CASH EQUIVALENTS.............       40,000      347,000

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.............................    2,433,000    5,393,000
                                                      -----------   ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD...................................  $ 2,473,000   $5,740,000
                                                      ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.........................................  $   194,000   $   46,000
   Income taxes.....................................        5,000      235,000

 Cash received during the period for:
   Interest.........................................       44,000       96,000

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY'
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                               CAPITAL
                                       PREFERRED   COMMON     IN EXCESS   ACCUMULATED    TREASURY
                                         STOCK     STOCK       OF PAR       DEFICIT       STOCK
                                       ---------  ---------  ----------  -------------  ---------
BALANCE, December 31, 1998...........  $   6,000   $725,000  $8,143,000   $(3,277,000)  $(61,000)
  Net Loss...........................                                        (362,000)
  Class B Preferred Stock Accretion..                            38,000       (38,000)
  Stock Options Exercised............                61,000     264,000
                                       ---------   --------  ----------   -----------   --------

BALANCE, March 31, 1999..............  $   6,000   $786,000  $8,445,000   $(3,677,000)  $(61,000)
                                       =========   ========  ==========  ============   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


          (The remainder of this page was left intentionally blank.)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The Company owns and operates twelve proprietary postsecondary campuses that offer career vocational education, primarily in the allied health field (the "Campuses").

     The following table presents the relative percentage of revenues of certain consolidated statement of operations items as a percentage of total revenue for periods indicated.



                                                THREE MONTHS
                                               ENDED MARCH 31,
                                               ----------------

                                           1999               1998
                                          -----              -----

Revenue.................................  100.0%             100.0%

Operating expenses:
  Instruction costs & services..........   41.4               39.2
  Selling & Promotional.................   16.0               14.8
  General & administrative..............   45.8               41.2
  Provision for uncollectible accounts..    3.5                2.7
                                          -----              -----
  Total operating expenses..............  106.7 %             97.9%
Operating income (loss).................   (6.7)               2.1
Interest expense........................     .5                 .5
                                          -----              -----
Income (loss) before income taxes.......   (7.2)%              1.6%
Provision (benefit) for income taxes....   (2.8)                .6
                                          -----              -----
Net Income (loss).......................   (4.4%)              1.0%
                                          =====              =====

RESULTS OF OPERATIONS


                    QUARTER ENDED MARCH 31, 1999 COMPARED TO
                         QUARTER ENDED MARCH 31, 1998


     Although the student population as of March 31, 1999 was below the student population as of March 31, 1998, Concorde has experienced additional prospective student contacts during 1999 as a result of advertising strategy changes. In addition, student enrollments, excluding the Miami campus which will close in the Summer of 1999, increased 8.3% for the three months ended March 31, 1999 compared to the same period in 1998. The student population increased to 3,150 at March 31, 1999 compared to 2,800 at December 31, 1998.

     Concorde seeks to increase revenue by expanding the number of programs at each campus and utilizing existing capacity through a more effective marketing strategy. The Company plans to add programs, currently existing at other campuses, in two Florida campuses during 1999. Concorde is also exploring additional program offerings at other campuses during 1999 and 2000. The Company believes that by following this strategy, it will return to profitability in 1999.

     The Company accrued $180,000 in 1998 for the closing of the Miami Campus in 1999. Revenue and expenses for the Miami Campus in 1999 will be offset by the accrual. The Company currently believes the accrual is adequate and no additional material expenses will be incurred in 1999 for the Miami Campus. The Miami Campus accounted for $317,000 of revenue, $269,000 of operating expenses and $48,000 of operating income during the first three months of 1998.

     A net loss of $362,000 was recorded for the three months ended March 31, 1999 compared to net income of $89,000 for the same period in 1998. The $451,000 decrease was primarily due to decreased student population compared to 1998. Total revenue decreased 8.6% or $779,000 to $8,315,000 for the three months ended March 31, 1999 compared to $9,094,000 for the same period in 1998. The Miami Campus accounted for reduced revenue of $317,000 in 1999 compared to 1998. The remaining decrease was a result of reduced student population. Total operating expenses decreased $39,000 to $8,864,000 compared to $8,903,000 for the three months ended March 31, 1998. The Miami Campus accounted for a $269,000 decrease in operating expenses in 1999. The $230,000 offsetting increase was primarily due to increased general and administrative expenses.

     INSTRUCTION COSTS AND SERVICES - decreased $118,000 or 3.3% to $3,444,000 compared to $3,562,000 in 1998. The Miami Campus accounted for $118,000 of this decrease.

     SELLING AND PROMOTIONAL - decreased $14,000 to $1,332,000 compared to $1,346,000 in 1998. The Miami Campus accounted for $59,000 of this decrease. The offsetting increase resulted from additional wages.

     GENERAL AND ADMINISTRATIVE - increased $55,000 to $3,804,000 compared to $3,749,000 in 1998. The Miami Campus accounted for $106,000 decrease in this expense category. The offsetting increase was a result of additional depreciation, seminars and conferences, and outside services compared to 1998.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS - increased $38,000 or 15.4% to $284,000 compared to $246,000 in 1998.

     INTEREST EXPENSE - decreased $1,000 to $45,000 compared to $46,000 in 1998.

     INCOME TAXES - In 1999, a tax benefit of $232,000 or 39% was recorded compared to a tax provision of $56,000 or 39% in 1998.

     EPS AND WEIGHTED AVERAGE COMMON SHARES - Basic weighted average common shares increased to 7,632,000 in 1999 from 7,124,000 in 1998. Diluted weighted average common shares decreased to 7,632,000 in 1999 from 8,194,000 in 1998.
The decrease was due to the antidilutive effect of the common stock equivalents in 1999. Basic loss per share was $.05 for the three months ended March 31, 1999 compared to basic earnings per share of $.01 for the same period in 1998. Basic earnings (loss) per share is shown after a reduction for preferred stock dividends of $38,000 in 1999 and $33,000 in 1998. Diluted loss per share was $.05 for the three months ended March 31, 1999 compared to diluted earnings per share of $.01 for the same period in 1998. Diluted earnings (loss) per share is shown after a reduction for preferred stock dividends of $38,000 in 1999 and $33,000 in 1998.

     LIQUIDITY AND CAPITAL RESOURCES

Bank Financing

  The Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997, with Security Bank of Kansas City. This facility expires on April 30, 2000. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company had not borrowed any funds under this facility as of March 31, 1999. However, the available credit was reduced to approximately $2,400,000 when the facility was amended on December 28, 1998. The Company may borrow up to $2,411,000 for working capital purposes. The amendment reduced the maximum credit available by the stated amount of the issued and outstanding letter of credit or replaced letter of credit discussed below.

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

Cash Flows and Other

     Net cash provided by operating activities was $157,000 and $481,000 for the three months ended March 31, 1999 and 1998 respectively. Net receivables after provision for losses on receivables increased $1,867,000 in 1999 compared to a decrease of $649,000 in 1998. Deferred student tuition increased in 1999 by $1,724,000 to $10,446,000 compared to $8,722,000 at December 31, 1998. The deferred student tuition increase is due to a larger earning student population at March 31, 1999 compared to December 31, 1998.

     Capital expenditures for the three months ended March 31, 1999 were $215,000 compared to $143,000 in 1998. Capital expenditures in 1999 were primarily for additional computer equipment.

     Financing activities increased cash $98,000 in 1999 compared to $9,000 in 1998. The increase in both years was a result of exercised stock options.

CONTINGENCIES

     In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. During June 1998, the FTC presented the Company with a proposed complaint and consent order concerning the inquiry. Subsequently, the Company and the FTC had several discussions. The primary outstanding issue involves disclosure and calculation of placement statistics. Each of the Company's Campuses is accredited by an accrediting association approved by the United States Department of Education ("ED"). The accrediting associations provide oversight for many areas of Campus operations including calculation and disclosure of placement statistics. The Company believes the FTC has calculated placement statistics in an arbitrary manner that is contrary to the rules and regulations of the accrediting agencies. The FTC recently altered its position and now believes the Company can not substantiate certain isolated placement rates. The Company believes that its placement rates are accurate and can be substantiated. The Company believes that the placement statistics issue may affect all companies operating in the proprietary education industry. The Company continues to communicate with the FTC and evaluate its options. Currently, there is not sufficient information available to determine the financial impact on the Company, if any. The Company plans to vigorously defend against any material action related to this issue because of the Company's belief that it has materially complied with all applicable rules and regulations.

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

     The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the FFEL program and that it could not apply to regain eligibility until at least October of 1999. The Campus did not maintain loan eligibility because its Cohort Default Rate for one of the three consecutive published years, 1992, 1993, and 1994 was not below 25%. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing including loans made by the Campus. The student population of the San Diego Campus was 210 or approximately 7 percent of the Company's total population as of March 31, 1999 compared to 204 or approximately 6 percent of the Company's total population as of March 31, 1998.

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

YEAR 2000 DISCLOSURE

     The Year 2000 computer issue (commonly referred to as "Y2K") refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Some computer programs and hardware ("computer systems") and non-information technology systems ("non-computer systems') could be unable to process information containing dates subsequent to December 31, 1999 unless corrected. As a result, such programs and systems could experience errors in calculations, malfunctions or disruptions.

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

     The Company is unable at this time to assess the possible impact on its results of operations; liquidity or financial condition of any Y2K related disruptions to its business. Whether these disruptions are caused by the malfunctioning of any computer or non-computer systems and products that it uses or systems used by material third parties.. The Company believes that the most reasonably likely worse case scenario for the Y2K issue would be that the third parties with whom it has relationships would cease or not successfully complete their Y2K compliance efforts. If this were to occur, the Company would encounter disruptions to its business that could have a material impact on its results of operations. The Company could be severely impacted by widespread economic or financial market disruption or by Y2K computer system failures at ED.

     The Company is in the process of developing an appropriate contingency plan in the event that a significant exposure is identified relative to the dependencies on third-party systems.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT RISK - NOT REQUIRED
        --------------------------------------------------

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE
         --------------------------------------

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

                                CONCORDE CAREER COLLEGES, INC.


                                DATED:   APRIL 30, 1998

                                By:  /s/ Jack L. Brozman
                                   ----------------------------------------
                                   Jack L. Brozman, Chief Executive Officer


                                By:  /s/ Paul R. Gardner
                                   ----------------------------------------
                                   Paul R. Gardner, Chief Financial Officer



          (The remainder of this page was left intentionally blank.)