Form 10-Q/A
period 1999-03-31
CONCORDE CAREER COLLEGES INC
filed 1999-05-07
CIK 832483

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

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-Q/A

                       THREE MONTHS ENDED MARCH 31, 1999

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements

          Notes to Condensed Consolidated Financial Statements

            Note 1 and 2..................................................     1

          Condensed Consolidated Balance Sheets...........................   2,3

          Condensed Consolidated Statements of Operations.................     4

          Condensed Consolidated Statements of Cash Flows.................     5

          Consolidated Statement of Changes in Stockholders' Equity.......     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................     7

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    12

Item 2.   Change in Securities............................................    12

Item 3.   Defaults Upon Senior Securities.................................    12

Item 4.   Submission of Matters to a Vote of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibits and Reports on Form 8-K................................    13

Signatures................................................................    14

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