Form 10-Q
period 1999-06-30
CONCORDE CAREER COLLEGES INC
filed 1999-08-02
CIK 832483

                      SECURITIES  AND EXCHANGE  COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)

                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For the Quarter ended June 30, 1999           Commission File No.      0-16992
                      -------------                                    -------


                        CONCORDE CAREER COLLEGES, INC.
------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


           Delaware                                  43-1440321
---------------------------                     --------------------
(State of other jurisdiction of                   (I. R. S. Employer
Incorporation or Organization)                  Identification Number)



5800 Foxridge, Suite 500
Mission, Kansas                                                  66202
------------------------------------------------------------------------------
(Address of Principal Executive Office)                        (Zip Code)

Registrant's telephone number, including area code:       (913) 831-9977
                                                          --------------

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


As of July 19, 1999 Concorde Career Colleges, Inc. had 7,854,326 shares of Common Stock outstanding.

                        CONCORDE CAREER COLLEGES, INC.

                                   Form 10-Q

                   Three and Six Months Ended June 30, 1999


                                     INDEX


                        PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1.   Financial Statements

          Notes to Condensed Consolidated Financial Statements

               Note 1 and 2...............................................   1

          Condensed Consolidated Balance Sheets........................... 2,3

          Condensed Consolidated Statements of Operations.................   4

          Condensed Consolidated Statements of Cash Flows.................   5

          Consolidated Statement of Changes in Stockholders' Equity.......   6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 7

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  13

Item 2.   Change in Securities............................................  13

Item 3.   Defaults Upon Senior Securities.................................  13

Item 4.   Submission of Matters to a Vote of Security Holders.............  13

Item 5.   Other Information...............................................  13

Item 6.   Exhibits and Reports on Form 8-K................................  13

Signatures................................................................  14

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
Overview

  The discussion set forth below, as well as other portions of this Form 10-Q may be deemed to contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the ``safe-harbor'' provisions of that act. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Forward-looking statements regarding economic conditions, efforts of employees, year to year improvements, effects of corporate initiatives, future profitability, projections, future revenue opportunities, and their impact on 1999 are forward-looking statements and not historical facts. These statements are estimates or projections involving numerous risks or uncertainties, including but not limited to, consumer demand, acceptance of services offered by the Company, the Company's ability to maintain current expense and revenue levels, actions by competitors, impairment of federal funding, legislative action, student default rates, changes in federal or state authorization or accreditation, changes in market needs and technology, political or regulatory matters, litigation, general economic conditions, changes in management strategy and the Company's ability to leverage its curriculum and management infrastructure to build its student base. Actual results or events could differ materially from those discussed in the forward-looking statements.

Notes to Financial Statements

Note 1:
------

     The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K that was filed by the Company with the Commission on March 31, 1999 (the "1998 Form 10-K").

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

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     JUNE  30, 1999 AND DECEMBER 31, 1998
                                  (unaudited)

                                     ASSETS

                                                                          June 30,        December 31,
                                                                            1999              1998
                                                                          --------        -----------
CURRENT ASSETS:
    Cash and cash equivalents...............................             $ 2,458,000         $ 2,433,000
    Accounts receivable.....................................              12,228,000           9,198,000
    Notes receivable........................................               2,647,000           4,071,000
    Allowance for uncollectible accounts....................              (1,481,000)         (1,696,000)
                                                                         -----------         -----------
    Net receivables.........................................              13,394,000          11,573,000
    Recoverable income taxes................................                 795,000             799,000
    Deferred income taxes...................................                 824,000             824,000
    Supplies and prepaid expenses...........................                 997,000             784,000
                                                                         -----------         -----------
               Total current assets                                       18,468,000          16,413,000

FIXED ASSETS, NET:........................................                 3,112,000           3,234,000

INTANGIBLE ASSETS, NET
    less accumulated amortization of $508,000 at  June 30, 1999
    and $478,000 at December 31, 1998, respectively......                    405,000             435,000

OTHER ASSETS:
    Long-term notes receivable..............................               1,192,000             996,000
    Allowance for uncollectible notes.......................                (119,000)           (183,000)
    Deferred income taxes...................................                 210,000
    Other...................................................                 336,000             340,000
                                                                         -----------         -----------
       Total other assets...................................               1,619,000           1,153,000
                                                                         -----------         -----------
                                                                         $23,604,000         $21,235,000
                                                                         ===========         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          June 30,        December 31,
                                                                                            1999             1998
                                                                                          --------        -----------
CURRENT LIABILITIES:
 Deferred student tuition.................................................             $11,304,000         $ 8,722,000
 Accrued salaries and wages...............................................               1,096,000             680,000
 Accrued interest.........................................................                  30,000             179,000
 Accounts payable and other accrued liabilities...........................               2,036,000           2,147,000
                                                                                       -----------         -----------
   Total current liabilities..............................................              14,466,000          11,728,000

OTHER LONG-TERM LIABILITY.................................................                 316,000             332,000

DEFERRED INCOME TAXES.....................................................                                     139,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK....................               3,500,000           3,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock, ($.10 par value, 600,000 shares authorized)
  Class B, 55,147 shares issued and outstanding...........................                   6,000               6,000

 Common stock, ($.10 par value, 19,400,000 shares authorized), 7,880,626
  shares issued and 7,854,326 shares outstanding..........................                 788,000             725,000

 Capital in excess of par.................................................               8,489,000           8,143,000
 Accumulated deficit......................................................              (3,901,000)         (3,277,000)
 Less-treasury stock, 26,300 shares, at cost..............................                 (60,000)            (61,000)
                                                                                       -----------         -----------
  Total stockholders' equity..............................................               5,322,000           5,536,000
                                                                                       -----------         -----------
                                                                                       $23,604,000         $21,235,000
                                                                                       ===========         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

             AND FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                  (unaudited)


                                                                 Six Months                           Three Months
                                                                Ended June 30,                       Ended June 30,
                                                        ---------------------------                 ---------------
                                                          1999              1998                  1999             1998
                                                          -----            -----                  -----            -----
NET REVENUE.......................................      $16,877,000      $17,433,000           $8,562,000       $8,339,000
COSTS AND EXPENSES:
  Instruction costs and services..................        6,731,000        6,668,000            3,287,000        3,106,000
  Selling and promotional.........................        2,666,000        2,588,000            1,334,000        1,242,000
  General and administrative......................        8,023,000        8,119,000            4,219,000        4,370,000
  Provision (Benefit) for uncollectible accounts..          261,000          560,000              (23,000)         314,000
                                                        -----------      -----------           ----------       ----------
  Total...........................................       17,681,000       17,935,000            8,817,000        9,032,000
                                                        -----------      -----------           ----------       ----------
OPERATING LOSS....................................         (804,000)        (502,000)            (255,000)        (693,000)
INTEREST EXPENSE..................................           90,000           94,000               45,000           48,000
                                                        -----------      -----------           ----------       ----------
LOSS BEFORE INCOME TAXES..........................         (894,000)        (596,000)            (300,000)        (741,000)
BENEFIT FOR INCOME TAXES..........................         (349,000)        (232,000)            (117,000)        (288,000)
                                                        -----------      -----------           ----------       ----------
NET LOSS..........................................      $  (545,000)     $  (364,000)          $ (183,000)      $ (453,000)
                                                        ===========      ===========           ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING

      Basic.......................................        7,742,000        7,157,000            7,851,000        7,190,000
                                                        ===========      ===========           ==========       ==========
      Diluted.....................................        7,742,000        7,157,000            7,851,000        7,190,000
                                                        ===========      ===========           ==========       ==========

      BASIC LOSS PER SHARE:
        NET LOSS PER SHARE........................             (.08)            (.06)                (.03)            (.07)
                                                        ===========      ===========           ==========       ==========
      DILUTED LOSS PER SHARE:
        NET LOSS PER SHARE........................             (.08)            (.06)                (.03)            (.07)
                                                        ===========      ===========           ==========       ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                  (unaudited)



CASH FLOWS--OPERATING ACTIVITIES:                                         1999              1998
                                                                          ----              ----

 Net (loss)..................................................        $  (545,000)       $  (364,000)
                                                                     -----------        -----------
 Adjustments to reconcile net (loss) to net
   cash provided (consumed) by operating activities -
   Depreciation and amortization.............................            534,000            447,000
   Provision for losses on accounts and notes  receivable....            261,000            560,000
   Change in assets and liabilities, net  -
      Change in receivables..................................         (2,342,000)         1,831,000
      Change in deferred student tuition.....................          2,582,000         (2,181,000)
      Change in deferred income taxes........................           (349,000)           256,000
      Change in recoverable income taxes.....................              4,000           (601,000)
      Other changes in assets and liabilities, net...........            186,000           (104,000)
                                                                     -----------        -----------

        Total adjustments....................................            876,000            208,000
                                                                     -----------        -----------
        Net operating activities.............................            331,000           (156,000)
                                                                     -----------        -----------

CASH FLOWS--INVESTING ACTIVITIES:
 Capital expenditures........................................           (410,000)          (619,000)
                                                                     -----------        -----------
        Net investing activities.............................           (410,000)          (619,000)
                                                                     -----------        -----------

CASH FLOWS--FINANCING ACTIVITIES:
 Stock options exercised.....................................            104,000              9,000
                                                                     -----------        -----------
       Net financing activities..............................            104,000              9,000
                                                                     -----------        -----------
       Net increase (decrease) in cash and cash equivalents..             25,000           (766,000)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD......................................          2,433,000          5,393,000
                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD............................................        $ 2,458,000        $ 4,627,000
                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest..................................................        $   239,000        $   103,000
   Income taxes..............................................             11,000            240,000

 Cash received during the period for:
   Interest..................................................            112,000            170,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (unaudited)




                                                                    Capital
                                         Preferred     Common      in Excess     Accumulated     Treasury
                                           Stock       Stock         of Par        Deficit         Stock
                                         ---------    --------    -----------    ------------    ---------
BALANCE, December 31, 1998...........       $6,000    $725,000    $8,143,000     $(3,277,000)    $(61,000)
  Net Loss...........................                                               (545,000)
  Class B Preferred Stock Accretion..                                 79,000         (79,000)
  Stock Options Exercised............                   60,000       259,000
  Employee Stock Purchase Plan.......                    3,000         9,000
  Treasury Stock Issued..............                                 (1,000)                       1,000
                                            ------    --------    ----------     -----------     --------
BALANCE, June 30, 1999...............       $6,000    $788,000    $8,489,000     $(3,901,000)    $(60,000)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company owns and operates proprietary postsecondary campuses that offer career vocational education, primarily in the allied health field (the "Campuses").

          The following table presents the relative percentage of revenues of certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

                                             Six Months       Three Months
                                           Ended June 30,    Ended June 30,
                                           --------------    --------------

                                            1999     1998     1999     1998
                                           -----    -----    -----    -----
Revenue.................................   100.0%   100.0%   100.0%   100.0%

Operating expenses:
  Instruction costs and services........    39.9     38.2     38.4     37.2
  Selling and Promotional...............    15.8     14.8     15.6     14.9
  General and administrative............    47.5     46.6     49.2     52.4
  Provision for uncollectible accounts..     1.5      3.2      (.2)     3.8
                                           -----    -----    -----    -----

  Total.................................   104.7    102.8    103.0    108.3

Operating loss..........................    (4.7)    (2.8)    (3.0)    (8.3)

Interest expense........................      .5       .5       .5       .6
                                           -----    -----    -----    -----
Loss before income taxes................    (5.2)    (3.3)    (3.5)    (8.9)

Benefit for income taxes................    (2.0)    (1.3)    (1.4)    (3.5)
                                           -----    -----    -----    -----

Net loss................................    (3.2)%   (2.0)%   (2.1)%   (5.4)%
                                           =====    =====    =====    =====

           (The remainder of this page was left intentionally blank.)

Results of Operations

                   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998


     Concorde has experienced additional prospective student contacts during 1999 compared to 1998 as a result of advertising strategy changes. In addition, student enrollments, excluding the Miami campus which was closed in June 1999, increased 20.9% for the six months ended June 30, 1999 compared to the same period in 1998. The student population increased to 3,073 at June 30, 1999 compared to 2,800 at December 31, 1998. The population was 3,079 at June 30, 1998.

     The Company accrued $180,000 in 1998 for the closing of the Miami Campus in 1999. The Miami Campus accounted for $537,000 of revenue, $655,000 of operating expenses and a $118,000 operating loss during the first six months of 1998.

     A net loss of $545,000 and $364,000 were recorded for the six months ended June 30, 1999 and June 30, 1998, respectively. The $181,000 increase was primarily due to decreased revenue. Revenue decreased 3.2% or $556,000 to $16,877,000 for the six months ended June 30, 1999 compared to $17,433,000 for the same period in 1998. Average monthly student population was 3,119 for the six months ended June 30, 1999 compared to 3,487 for 1998. The Miami Campus accounted for reduced revenue of $537,000 in 1999 compared to 1998. Total operating expenses decreased $254,000 to $17,681,000 compared to $17,935,000 for the six months ended June 30, 1998. The Miami Campus accounted for a $655,000 decrease in operating expenses in 1999. The provision for uncollectible accounts accounted for a $299,000 decrease in operating expenses due to improved collection efforts and additional recoveries from previously written off accounts in 1999. The offsetting increase was a result of additional instruction costs and services, selling and promotional, and general and administrative expenses.

     Instruction costs and services - increased $63,000 to $6,731,000 compared to $6,668,000 in 1998. The Miami Campus accounted for a $207,000 decrease. The offsetting $270,000 increase was primarily a result of increased textbook expenses due to additional enrollments compared to 1998.

     Selling and promotional - increased $78,000 to $2,666,000 compared to $2,588,000 in 1998. The Miami Campus accounted for a $146,000 decrease. The offsetting $224,000 increase was primarily due to additional wages compared to 1998.

     General and administrative - decreased $96,000 to $8,023,000 compared to $8,119,000 in 1998. The Miami Campus accounted for a $305,000 decrease. The offsetting $209,000 increase was primarily a result of additional wages compared to 1998.

     Provision for uncollectible accounts - decreased $299,000 or 53.4% to $261,000 compared to $560,000 in 1998. This decrease was primarily a result of improved collection efforts for student accounts and additional recoveries from previously written off accounts.

     Interest expense - decreased $4,000 to $90,000 compared to $94,000 in 1998.

     Income taxes - In 1999, a tax benefit of $349,000 or 39% was recorded compared to a tax benefit of $232,000 or 39% in 1998.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,742,000 in 1999 from 7,157,000 in 1998. Basic and diluted loss per share was $.08 and $.06 for the six months ended June 30, 1999 and 1998, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividends of $79,000 in 1999 and $68,000 in 1998.

Results of Operations

                  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1998


     A net loss of $183,000 and $453,000 were recorded for the three months ended June 30, 1999 and June 30, 1998, respectively. Total revenue increased 2.7% or $223,000 to $8,562,000 for the three months ended June 30, 1999 compared to $8,339,000 for the same period in 1998. The Miami Campus accounted for reduced revenue of $220,000 in 1999 compared to 1998. The offsetting $443,000 revenue increase was a result of increased enrollments compared to 1998. Total operating expenses decreased $215,000 to $8,817,000 compared to $9,032,000 for the three months ended June 30, 1998. The Miami Campus accounted for a $354,000 decrease in operating expenses in 1999. The provision for uncollectible accounts accounted for a $337,000 decrease in operating expenses due to improved collection efforts and additional recoveries from previously written off accounts in 1999. The offsetting increase was a result of additional instruction costs and services, selling and promotional, and general and administrative expenses.

     Instruction costs and services - increased $181,000 to $3,287,000 compared to $3,106,000 in 1998. The Miami Campus accounted for a $89,000 decrease. The offsetting $270,000 increase was primarily a result of increased textbook expenses due to additional enrollments compared to 1998.

     Selling and promotional - increased $92,000 to $1,334,000 compared to $1,242,000 in 1998. The Miami Campus accounted for a $87,000 decrease. The offsetting $179,000 increase was primarily due to additional wages and advertising compared to 1998.

     General and administrative - decreased $151,000 to $4,219,000 compared to $4,370,000 in 1998. The Miami Campus accounted for a decrease in this expense category.

     Provision for uncollectible accounts - decreased $337,000 or 107.3% to $(23,000) compared to $314,000 in 1998. The increase is a result of improved collection efforts and additional recoveries from previously written off accounts.

     Interest expense - decreased $3,000 to $45,000 compared to $48,000 in 1998.

     Income taxes - In 1999, a tax benefit of $117,000 or 39% was recorded compared to a tax benefit of $288,000 or 39% in 1998.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,851,000 in 1999 from 7,190,000 in 1998. Basic and diluted loss per share was $.03 and $.07 for the three months ended June 30, 1999 and 1998, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividends of $41,000 in 1999 and $35,000 in 1998.

Recent Events

     The Company was notified during 1999 that the Federal Trade Commission closed its inquiry related to training, see "Contingencies".

     The Company will move its existing Anaheim, California Campus to the new Garden Grove, California location in the fourth quarter of 1999.

     The Company's Miami, Florida Campus was closed in June 1999. All the Miami students have completed the in-school portion of their education. The Company accrued approximately $180,000 in 1998 for the Miami closing.

Liquidity and Capital Resources

Bank Financing

  The Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997, with Security Bank of Kansas City. This facility expires on April 30, 2000. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The available credit was reduced to approximately $2,400,000 when the facility was amended on December 28, 1998. The Company may borrow up to $2,411,000 for working capital purposes. The amendment reduced the maximum credit available by the stated amount of the issued and outstanding letter of credit or replaced letter of credit discussed below. The Company had not borrowed any funds under this facility as of June 30, 1999.

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

Cash Flows and Other

     Net cash provided by operating activities was $331,000 for the six months ended June 30, 1999 compared to cash consumed by operating activities of $156,000 for the six months ended June 30, 1998. Net receivables after provision for losses on receivables increased $2,342,000 in 1999 compared to a decrease of $1,831,000 in 1998. Deferred student tuition increased in 1999 by $2,582,000 to $11,304,000 compared to $8,722,000 at December 31, 1998. The increased receivables and unearned tuition are due to additional student enrollments during the six months ended June 30, 1999 compared to the same period in 1998.

     Capital expenditures for the six months ended June 30, 1999 were $410,000 compared to $619,000 in 1998. Capital expenditures were primarily for leasehold improvements and computer equipment.

     Financing activities increased cash $104,000 in 1999 compared to $9,000 in 1998. The increase in both years was a result of exercised stock options.

Contingencies

     In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. During June 1998, the FTC presented the Company with a proposed complaint and consent order concerning the inquiry. Subsequently, the Company and the FTC had several discussions. The primary outstanding issue involved disclosure and calculation of placement statistics. Each of the Company's Campuses is accredited by an accrediting association approved by the United States Department of Education ("ED"). The accrediting associations provide oversight for many areas of Campus operations including calculation and disclosure of placement statistics. The Company believes the FTC has calculated placement statistics in an arbitrary manner that is contrary to the rules and regulations of the accrediting agencies. The Company believes that its placement rates are accurate and can be substantiated. The Company believed that the placement statistics issue would affect all companies operating in the proprietary education industry. The FTC notified the Company in June 1999 that it had closed its inquiry with no findings. The Company had no financial liability and was not required to change any procedures or calculations of placement statistics.

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

     The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the FFEL program and that it could not apply to regain eligibility until at least October of 1999. The Campus did not maintain loan eligibility because its Cohort Default Rate for one of the three consecutive published years, 1992, 1993, and 1994 was not below 25%. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing including loans made by the Campus. The student population of the San Diego Campus was 213 or approximately 7 percent of the Company's total population as of June 30, 1999 compared to 155 or approximately 5 percent of the Company's total population as of June 30, 1998.

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

     ED also allows institutions in the zone up to three consecutive years to improve their financial condition without requiring surety. An institution in the zone may need to provide to ED timely information regarding certain accrediting agency actions and certain financial events that may cause or lead to a deterioration of the institution's financial condition. In addition, financial and compliance audits may have to be submitted soon after the end of the institution's fiscal year. Title IV HEA funds may be subject to cash monitoring for institutions in the zone. The Company believes that on a consolidated basis, it meets the three principal financial responsibility standards: profitability, acid test, and tangible net worth. The Company's consolidated composite score under the new financial responsibility regulations would be 1.3. The Company believes that because of the transitional period it will not be subject to zone requirements.

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

     The ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the amount on deposit in the SCI bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in 1997. SCI has notified ED that it disputes these claims.

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

     The Company has completed the assessment phase of evaluating its core business information systems for Y2K readiness and has extended that review to include a wide variety of other computer and non-computer systems. As a result of routine hardware and software upgrades and computer system purchases over the last two years, most of the Company's computer systems should not have a Y2K problem. The Company updated much of its existing software for Y2K compliance by acquiring a new third-party software package to replace previous administrative software. The Company completed the installation of the administrative software in June 1999. The administrative system was not replaced solely because of Y2K issues. Sufficient testing of the Company's computer systems has not been completed to fully validate readiness. Additional testing is planned during 1999 to reasonably ensure Y2K compliance.

     The Company is not dependent upon a single source for any products or services, except the federal funding discussed below. In the event a significant supplier, bank or other business partner or vendor is unable to provide products or services to the Company due to a Y2K failure, the Company believes it has adequate alternate sources for such products or services. The Company's operations and liquidity largely depend upon the federal student funding provided by Title IV programs for students. Processing of applications for this funding is handled by ED's computer systems. ED has stated that its systems are Y2K compliant. ED has also stated that various schools will be able to run tests of the systems during 1999. The Company is currently unable to independently assess ED's progress to date. Any prolonged interruption would have a material adverse impact on the education industry and upon the Company's business, results of operations, liquidity and financial condition.

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


                                DATED:   July 28, 1999

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

                                  (EXHIBIT 11)
                         CONCORDE CAREER COLLEGES, INC.
                       COMPUTATION OF PER SHARE EARNINGS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                    Basic EPS                    Diluted EPS
                                                     Six Months                      Six Months
                                                   Ended June 30,                  Ended June 30,
                                             --------------------------      ---------------------------
                                                1999            1998            1999             1998
                                             ----------      ----------      ----------       ----------
Weighted Average Shares Outstanding.....      7,742,000       7,157,000       7,742,000        7,157,000
                                             ----------      ----------      ----------       ----------
Net Loss................................     $ (545,000)     $ (364,000)     $ (545,000)      $ (364,000)
Class B Preferred Dividends-Imputed.....        (79,000)        (68,000)        (79,000)         (68,000)
                                             ----------      ----------      ----------       ----------
Loss Available to Common Shareholders...     $ (624,000)     $ (432,000)     $ (624,000)      $ (432,000)
                                             ----------      ----------      ----------       ----------
Loss per Weighted Average Shares........     $     (.08)     $     (.06)     $     (.08)      $     (.06)
                                             ==========      ==========      ==========       ==========

                                                    Three Months                    Three Months
                                                   Ended June 30,                  Ended June 30,
                                             --------------------------      ---------------------------
                                               1999            1998             1999             1998
                                             ----------      ----------      ----------       ----------
Weighted Average Shares Outstanding.....      7,851,000       7,190,000       7,851,000        7,190,000
                                             ----------      ----------      ----------       ----------
Net Loss................................     $ (183,000)     $ (453,000)     $ (183,000)      $ (453,000)
Class B Preferred Dividends-Imputed.....        (41,000)        (35,000)        (41,000)         (35,000)
                                             ----------      ----------      ----------       ----------
Loss Available to Common Shareholders...     $ (224,000)     $ (488,000)     $ (224,000)      $ (488,000)
                                             ----------      ----------      ----------       ----------
Loss per Weighted Average Shares........     $    (0.03)     $    (0.07)     $    (0.03)      $    (0.07)
                                             ==========      ==========      ==========       ==========

          (The remainder of this page was left intentionally blank.)