Form 10-Q
period 1999-09-30
CONCORDE CAREER COLLEGES INC
filed 1999-10-20
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999        Commission File No. 0-16992
                      ------------------                            -------

                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

        Delaware                                             43-1440321
------------------------                           -----------------------------
(State of other jurisdiction of                        (I. R. S. Employer
Incorporation or Organization)                         Identification Number)

5800 Foxridge, Suite 500
Mission, Kansas                                                      66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                           (Zip Code)

Registrant's telephone number, including area code:    (913) 831-9977
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

(1)  Yes   X      No _____                         (2)  Yes   X    No _____
         -----                                              -----

As of October 6, 1999 Concorde Career Colleges, Inc. had 7,878,526 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   Form 10-Q

                Three and Nine Months Ended September 30, 1999


                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                                                 Page
                                                                                                 ----
Item 1.   Financial Statements

          Notes to Condensed Consolidated Financial Statements

                 Note 1 and 2...................................................................    1

          Condensed Consolidated Balance Sheets.................................................  2,3

          Condensed Consolidated Statements of Operations.......................................    4

          Condensed Consolidated Statements of Cash Flows.......................................    5

          Consolidated Statement of Changes in Stockholders' Equity.............................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................................    7

Item 3.   Qualitative and Quantitative Disclosure About Risk....................................   13

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................   13

Item 2.   Change in Securities..................................................................   14

Item 3.   Defaults Upon Senior Securities.......................................................   14

Item 4.   Submission of Matters to a Vote of Security Holders...................................   14

Item 5.   Other Information.....................................................................   14

Item 6.   Exhibits and Reports on Form 8-K......................................................   14

Signatures......................................................................................   15


Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

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

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                  (unaudited)

                                    ASSETS

                                                                September 30,             December 31,
                                                                    1999                     1998
                                                                -------------             ------------

CURRENT ASSETS:
  Cash and cash equivalents.............................        $   2,289,000             $  2,433,000
  Accounts receivable...................................           14,527,000                9,198,000
  Notes receivable......................................            2,693,000                4,071,000
  Allowance for uncollectible accounts..................           (1,650,000)              (1,696,000)
                                                                -------------             ------------
  Net receivables.......................................           15,570,000               11,573,000
  Recoverable income taxes..............................              619,000                  799,000
  Deferred income taxes.................................              824,000                  824,000
  Supplies and prepaid expenses.........................              873,000                  784,000
                                                                -------------             ------------
          Total current assets                                     20,175,000               16,413,000


FIXED ASSETS, NET:......................................            3,017,000                3,234,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $523,000 at
  September 30, 1999
  and $478,000 at December 31, 1998, respectively.......              390,000                  435,000

OTHER ASSETS:
  Long-term notes receivable............................            1,372,000                  996,000
  Allowance for uncollectible notes.....................             (132,000)                (183,000)
  Deferred income taxes.................................              123,000
  Other.................................................              334,000                  340,000
                                                                -------------             ------------
     Total other assets.................................            1,697,000                1,153,000
                                                                -------------             ------------
                                                                $  25,279,000             $ 21,235,000
                                                                =============             ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                  (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            September 30,         December 31,
                                                                                1999                 1998
                                                                            -------------         ------------
CURRENT LIABILITIES:
 Deferred student tuition.........................................          $  13,278,000         $  8,722,000
 Accrued salaries and wages.......................................                759,000              680,000
 Accrued interest.................................................                 15,000              179,000
 Accounts payable and other accrued liabilities...................              1,950,000            2,147,000
                                                                            -------------         ------------
   Total current liabilities......................................             16,002,000           11,728,000

OTHER LONG-TERM LIABILITY.........................................                308,000              332,000

DEFERRED INCOME TAXES.............................................                                     139,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK                          3,500,000            3,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock, ($.10 par value, 600,000 shares authorized)
  Class B, 55,147 shares issued and outstanding...................                  6,000                6,000

 Common stock, ($.10 par value, 19,400,000 shares authorized), 7,904,826
  shares issued and 7,878,526 shares outstanding..................                790,000              725,000

 Capital in excess of par.........................................              8,539,000            8,143,000
 Accumulated deficit..............................................             (3,806,000)          (3,277,000)
 Less-treasury stock, 26,300 shares, at cost......................                (60,000)             (61,000)
                                                                            -------------         ------------
  Total stockholders' equity......................................              5,469,000            5,536,000
                                                                            -------------         ------------
                                                                            $  25,279,000         $ 21,235,000
                                                                            =============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (unaudited)


                                                  Nine Months               Three Months
                                              Ended September 30,        Ended September 30,
                                          ---------------------------  ------------------------
                                              1999          1998          1999         1998
                                          ------------  -------------  -----------  -----------

NET REVENUE.............................  $26,640,000    $26,075,000   $ 9,763,000  $8,642,000
COSTS AND EXPENSES:
  Instruction costs and services........   10,399,000     10,019,000     3,668,000   3,351,000
  Selling and promotional...............    4,228,000      4,172,000     1,562,000   1,584,000
  General and administrative............   11,994,000     11,785,000     3,971,000   3,666,000
  Provision for uncollectible accounts..      562,000        908,000       301,000     348,000
                                          -----------    -----------   -----------  ----------
  Total.................................   27,183,000     26,884,000     9,502,000   8,949,000
                                          -----------    -----------   -----------  ----------
OPERATING INCOME (LOSS).................     (543,000)      (809,000)      261,000    (307,000)
INTEREST EXPENSE........................      127,000        142,000        37,000      48,000
                                          -----------    -----------   -----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES.......     (670,000)      (951,000)      224,000    (355,000)
PROVISION (BENEFIT) FOR INCOME TAXES....     (261,000)      (371,000)       88,000    (139,000)
                                          -----------    -----------   -----------  ----------
NET INCOME (LOSS).......................  $  (409,000)   $  (580,000)  $   136,000  $ (216,000)
                                          ===========    ===========   ===========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING

      Basic.............................    7,784,000      7,168,000     7,867,000   7,191,000
                                          ===========    ===========   ===========  ==========
      Diluted...........................    7,784,000      7,168,000    10,665,000   7,191,000
                                          ===========    ===========   ===========  ==========

      BASIC INCOME (LOSS) PER SHARE:
        NET INCOME (LOSS) PER SHARE.....         (.07)          (.10)          .01        (.04)
                                          ===========    ===========   ===========  ==========
      DILUTED INCOME (LOSS) PER SHARE:
        NET INCOME (LOSS) PER SHARE.....         (.07)          (.10)          .01        (.04)
                                          ===========    ===========   ===========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (unaudited)

                                                                      1999                 1998
                                                                      ----                 ----
CASH FLOWS --OPERATING ACTIVITIES:

Net loss...................................................       $  (409,000)        $  (580,000)
                                                                  -----------         -----------
 Adjustments to reconcile net loss to net
   cash provided (consumed) by operating activities -
   Depreciation and amortization...........................           815,000             686,000
   Provision for losses on accounts and notes receivable...           562,000             908,000
   Change in assets and liabilities, net  -
      Change in receivables................................        (4,986,000)         (1,140,000)
      Change in deferred student tuition...................         4,556,000              68,000
      Change in deferred income taxes......................          (262,000)            106,000
      Change in recoverable income taxes...................           180,000            (591,000)
      Other changes in assets and liabilities, net.........          (120,000)           (738,000)
                                                                  -----------         -----------

        Total adjustments..................................           745,000            (701,000)
                                                                  -----------         -----------
        Net operating activities...........................           336,000          (1,281,000)
                                                                  -----------         -----------

CASH FLOWS --INVESTING ACTIVITIES:
 Capital expenditures......................................          (593,000)           (952,000)
                                                                  -----------         -----------
        Net investing activities...........................          (593,000)           (952,000)
                                                                  -----------         -----------

CASH FLOWS --FINANCING ACTIVITIES:
 Stock options exercised...................................           113,000              10,000
                                                                  -----------         -----------
       Net financing activities............................           113,000              10,000
                                                                  -----------         -----------
       Net decrease in cash and cash equivalents...........          (144,000)         (2,223,000)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD....................................         2,433,000           5,393,000
                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD..........................................      $  2,289,000        $  3,170,000
                                                                  ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest................................................      $    291,000        $    153,000
   Income taxes............................................            16,000             244,000

 Cash received during the period for:
   Interest................................................           186,000             246,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)


                                                                        Capital
                                            Preferred      Common      in Excess     Accumulated       Treasury
                                              Stock        Stock         of Par        Deficit           Stock
                                            ---------     --------    -----------    ------------      ---------
BALANCE, December 31, 1998..............       $6,000     $725,000    $8,143,000     $(3,277,000)     $(61,000)
  Net Loss..............................                                                (409,000)
  Class B Preferred Stock Accretion.....                                 120,000        (120,000)
  Stock Options Exercised...............                    61,000       261,000
  Employee Stock Purchase Plan..........                     4,000        16,000
  Treasury Stock Issued.................                                  (1,000)                        1,000
                                               ------     --------    ----------     -----------      --------
BALANCE, September 30, 1999.............       $6,000     $790,000    $8,539,000     $(3,806,000)     $(60,000)
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


                                              Nine Months                  Three Months
                                           Ended September 30,          Ended September 30,
                                          -------------------          --------------------
                                           1999         1998            1999          1998
                                          ------       ------          ------        ------
Revenue.................................  100.0%       100.0%          100.0%        100.0%

Operating expenses:
  Instruction costs and services........   39.0         38.4            37.6          38.8
  Selling and Promotional...............   15.9         16.0            16.0          18.3
  General and administrative............   45.0         45.2            40.7          42.4
  Provision for uncollectible accounts..    2.1          3.5             3.1           4.0
                                          -----        -----           -----         -----
  Total.................................  102.0        103.1            97.4         103.5
Operating Income (Loss).................   (2.0)        (3.1)            2.6          (3.5)
Interest expense........................     .5           .5              .4            .6
                                          -----        -----           -----         -----
Income (Loss) before income taxes.......   (2.5)        (3.6)            2.2          (4.1)
Provision (Benefit) for income taxes....   (1.0)        (1.4)             .9          (1.6)
                                          -----        -----           -----         -----
Net Income (Loss).......................   (1.5)%       (2.2)%           1.3%         (2.5)%
                                          =====        =====           =====         =====



           (The remainder of this page was left intentionally blank.)

Results of Operations

               NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                     NINE MONTHS ENDED SEPTEMBER 30, 1998


     Concorde experienced additional prospective student contacts during 1999 compared to 1998 as a result of advertising strategy changes. In addition, student enrollments, excluding the Miami campus that closed in June 1999, increased 21.8% for the nine months ended September 30, 1999 compared to the same period in 1998. Student population increased to approximately 3,700 at September 30, 1999 compared to 2,800 at December 31, 1998. The population was approximately 3,200 at September 30, 1998.

     A net loss of $409,000 and $580,000 were recorded for the nine months ended September 30, 1999 and September 30, 1998, respectively. The $171,000 decrease in net loss was primarily due to increased revenue. Revenue increased 2.2% or $565,000 to $26,640,000 for the nine months ended September 30, 1999 compared to $26,075,000 for the same period in 1998. The Miami Campus accounted for reduced revenue of $805,000 in 1999 compared to 1998. The $1,370,000 revenue increase, excluding Miami, is a result of enrollments increasing 21.8% for the nine months ended September 30, 1999 compared to the same period in 1998. Total operating expenses increased $299,000 to $27,183,000 compared to $26,884,000 for the nine months ended September 30, 1998. The Miami Campus accounted for a $1,028,000 decrease in operating expenses in 1999. The provision for uncollectible accounts accounted for a $346,000 decrease in operating expenses due to improved collection efforts and additional recoveries from previously written off accounts in 1999. The offsetting increase was a result of additional instruction costs and services, selling and promotional, and general and administrative expenses.

     Instruction costs and services - increased $380,000 to $10,399,000 compared to $10,019,000 in 1998. The Miami Campus accounted for a $312,000 decrease.
The offsetting $692,000 increase was primarily a result of increased textbook expenses due to additional enrollments compared to 1998.

     Selling and promotional - increased $56,000 to $4,228,000 compared to $4,172,000 in 1998. The Miami Campus accounted for a $237,000 decrease. The offsetting $293,000 increase was primarily due to additional wages compared to 1998.

     General and administrative - increased $209,000 to $11,994,000 compared to $11,785,000 in 1998. The Miami Campus accounted for a $455,000 decrease. The offsetting $664,000 increase was primarily a result of additional wages and depreciation compared to 1998.

     Provision for uncollectible accounts - decreased $346,000 or 38.1% to $562,000 compared to $908,000 in 1998. This decrease was primarily a result of improved collection efforts for student accounts and additional recoveries from previously written off accounts.

     Interest expense - decreased $15,000 to $127,000 compared to $142,000 in 1998.

     Income taxes - In 1999, a tax benefit of $261,000 or 39% was recorded compared to a tax benefit of $371,000 or 39% in 1998.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,784,000 in 1999 from 7,168,000 in 1998. Basic and diluted loss per share was $.07 and $.10 for the nine months ended September 30, 1999 and 1998, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividends of $120,000 in 1999 and $104,000 in 1998.

Results of Operations

               THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1998


     Net income of $136,000 was recorded for the three months ended September 30, 1999 compared to a net loss of $216,000 for the same period in 1998. Total revenue increased 13.0% or $1,121,000 to $9,763,000 for the three months ended September 30, 1999 compared to $8,642,000 for the same period in 1998. The Miami Campus accounted for reduced revenue of $268,000 in 1999 compared to 1998. The offsetting $1,389,000 revenue increase was a result of increased enrollments compared to 1998. Excluding Miami, student enrollments increased 23.2% for the three months ended September 30, 1999 compared to the same period in 1998. Total operating expenses increased $553,000 to $9,502,000 compared to $8,949,000 for the three months ended September 30, 1998. The Miami Campus accounted for a $373,000 decrease in operating expenses in 1999. The offsetting $926,000 increase was primarily a result of additional instruction costs and services and general and administrative expenses.

     Instruction costs and services - increased $317,000 to $3,668,000 compared to $3,351,000 in 1998. The Miami Campus accounted for a $105,000 decrease. The offsetting $422,000 increase was primarily a result of increased textbook expenses due to additional enrollments compared to 1998.

     Selling and promotional - decreased $22,000 to $1,562,000 compared to $1,584,000 in 1998. The Miami Campus accounted for a $91,000 decrease. The offsetting $69,000 increase was primarily due to additional wages compared to 1998.

     General and administrative - increased $305,000 to $3,971,000 compared to $3,666,000 in 1998. The Miami Campus accounted for a $149,000 decrease. The offsetting $454,000 increase was primarily due to additional wages and depreciation compared to 1998.

     Provision for uncollectible accounts - decreased $47,000 or 13.5% to $301,000 compared to $348,000 in 1998. The decrease is a result of improved collection efforts.

     Interest expense - decreased $11,000 to $37,000 compared to $48,000 in 1998.

     Income taxes - In 1999, a tax provision of $88,000 or 39% was recorded compared to a tax benefit of $139,000 or 39% in 1998.

     EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 7,867,000 in 1999 from 7,191,000 in 1998. Basic earnings per share was $.01 and basic loss per share was $.04 for the three months ended September 30, 1999 and 1998, respectively. Diluted weighted average common shares increased to 10,665,000 in 1999 from 7,191,000 in 1998. Diluted earnings per share was $.01 and diluted loss per share was $.04 for the three months ended September 30, 1999 and 1998, respectively. Basic earnings (loss) per share is shown after a reduction for preferred stock dividends of $41,000 in 1999 and $37,000 in 1998. Diluted earnings (loss) per share is shown after a reduction of preferred stock dividends of $41,000 and an addition of $27,000 for convertible debt interest in 1999 and a reduction of preferred stock dividends of $37,000 in 1998.

Recent Events

     The Company moved its existing Anaheim, California Campus to a newly constructed building in Garden Grove, California during October 1999.

     The Company's Miami, Florida Campus was closed in June 1999. All the Miami students have completed the in-school portion of their education. The Company accrued approximately $180,000 in 1998 for the Miami closing.

Liquidity and Capital Resources

Bank Financing

     The Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997, with Security Bank of Kansas City. This facility expires on April 30, 2000. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The available credit, which the Company may borrow against for working capital purposes, was reduced to approximately $2,400,000 when the facility was amended on December 28, 1998. The amendment reduced the maximum credit available by the stated amount of the issued and outstanding letter of credit or replaced letter of credit discussed below. The Company had not borrowed any funds under this facility as of September 30, 1999.

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

Cash Flows and Other

     Net cash provided by operating activities was $336,000 for the nine months ended September 30, 1999 compared to cash consumed by operating activities of $1,281,000 for the nine months ended September 30, 1998. Net receivables after provision for losses on receivables less deferred student tuition decreased cash $430,000 in 1999 compared to a decrease of $1,072,000 in 1998. This change resulted in a $642,000 net cash flow increase due to increased enrollments in 1999. Deferred and recoverable income taxes decreased cash $82,000 in 1999 compared to a decrease of $485,000 in 1998. Other assets and liabilities decreased cash $120,000 in 1999 compared to a decrease of $738,000 in 1998.

     Capital expenditures for the nine months ended September 30, 1999 were $593,000 compared to $952,000 in 1998. Capital expenditures were primarily for leasehold improvements and computer equipment.

     Financing activities increased cash $113,000 in 1999 compared to $10,000 in 1998. The increase in 1999 was a result of exercised stock options and the employee stock purchase plan. The increase in 1998 was a result of exercised stock options.

Contingencies

     In September 1999, the United States Internal Revenue Service (the "IRS") notified the Company that its Federal tax return was being examined for the year
ended December 31, 1996.   The Company has met with an IRS agent concerning the
examination and believes the examination is routine in nature and will not result in any material tax liabilities.

     In September 1997, the Bureau of Consumer Protection of the United States Federal Trade Commission (the "FTC") notified the Company that it was conducting an inquiry related to the Company's offering and promotion of vocational or career training. During June 1998, the FTC presented the Company with a proposed complaint and consent order concerning the inquiry. Subsequently, the Company and the FTC had several discussions. The primary issue involved disclosure and calculation of placement statistics. The FTC notified the Company in June 1999 that it had closed its inquiry with no findings. The Company had no financial liability and was not required to change any procedures or calculations of placement statistics.

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

     The San Diego Campus was notified in September 1997 that it was no longer eligible to participate in the FFEL program and that it could not apply to regain eligibility until at least October of 1999. The Campus has reapplied for eligibility and has not yet received notification of the results of its application. The Campus did not maintain loan eligibility because its Cohort Default Rate for one of the three consecutive published years, 1992, 1993, and 1994 was not below 25%. The Campus is continuing to operate and provides qualified students with access to Federal Pell grants and other sources of student financing including loans made by the Campus. The student population of the San Diego Campus was 277 or approximately 8 percent of the Company's total population as of September 30, 1999 compared to 195 or approximately 6 percent of the Company's total population as of September 30, 1998.

     In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Three of the Company's Campuses, Denver, Colorado, Jacksonville and Lauderdale Lakes, Florida received provisional certification during 1996. The remaining Campuses received full certification. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED
guidelines.  The provisional certifications expired during 1998.   ED notified
the Company that the Denver Campus is now fully certified. The Jacksonville and Lauderdale Lakes Campuses received provisional certification due to default rates. Both Campuses had a default rate greater than 25% for one of the three previous years. The remaining campuses are in the process of being certified during 1999. The Company recently received notification that the North Hollywood, Anaheim and Portland campuses received provisional certification. The Company does not believe provisional certification would have a material impact on its liquidity, results of operations or financial position.

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

     ED also allows institutions in the zone up to three consecutive years to improve their financial condition without requiring surety. An institution in the zone may need to provide to ED timely information regarding certain accrediting agency actions and certain financial events that may cause or lead to a deterioration of the institution's financial condition. In addition, financial and compliance audits may have to be submitted soon after the end of the institution's fiscal year. Title IV HEA funds may be subject to cash monitoring for institutions in the zone. The Company believes that on a consolidated basis, it met the three principal financial responsibility standards: profitability, acid test, and tangible net worth for the year ended December 31, 1998. The Company believed that because of the transitional period it would not be subject to zone requirements.

     The Company was recently notified by the ED that ED does not believe the Company met the factors of financial responsibility for the year ended December 31, 1998. ED is requiring the Company to comply with the zone regulation, which requires the Company to make disbursements to students under the cash monitoring method and to provide timely notification to ED regarding several oversight and financial events. The Company's financial responsibility ratio was 1.2, which was below the 1.5 level required to avoid cash monitoring and additional reporting. However, the Company believes that financial responsibility standards were met because of the transition year regulations.
ED believes the Company failed the transition year regulations. The Company is unable at this time to determine the financial impact, if any due to cash monitoring. However, the Company believes that there will not be a material impact to its balance sheet, cash flows or results of operations. The Company also believes that based upon its current performance the financial responsibility ratio for the year ending December 31, 1999 will be 1.5 or greater.

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

     The Company has completed the assessment phase of evaluating its core business information systems for Y2K readiness and has extended that review to include a wide variety of other computer and non-computer systems. As a result of routine hardware and software upgrades and computer system purchases over the last two years, most of the Company's computer systems should not have a Y2K problem. The Company updated much of its existing software for Y2K compliance by acquiring a new third-party software package to replace previous administrative software. The Company completed the installation of the administrative software in June 1999. The administrative system was not replaced solely because of Y2K issues. After conducting vendor research and in-house testing, management believes the Company's computer systems are reasonably Y2K compliant. Additional testing will take place during the fourth quarter 1999 to ensure continued readiness.

     The Company is not dependent upon a single source for any products or services, except the federal funding discussed below. In the event a significant supplier, bank or other business partner or vendor is unable to provide products or services to the Company due to a Y2K failure, the Company believes it has adequate alternate sources for such products or services. The Company's operations and liquidity largely depend upon the federal student funding provided by Title IV programs for students. Processing of applications for this funding is handled by ED's computer systems. ED has stated that its systems are Y2K compliant. The Company has successfully participated in Y2K testing with the department. Any prolonged interruption would have a material adverse impact on the education industry and upon the Company's business, results of operations, liquidity and financial condition.

     The Company's expectation regarding the possible impact on it's results of operations; liquidity or financial condition of any Y2K related disruptions to its business are minimal. Whether these disruptions are caused by the malfunctioning of any computer or non-computer systems and products that it uses or systems used by material third parties. The Company believes that the most reasonably likely worse case scenario for the Y2K issue would be that the third parties with whom it has relationships would cease or not successfully complete their Y2K compliance efforts. If this were to occur, the Company could encounter disruptions to its business that could have a material impact on its results of operations. The Company could be severely impacted by widespread economic or financial market disruption or by Y2K computer system failures at ED.

     The Company has begun to develop an appropriate contingency plan in the event that a significant exposure occurs relative to the dependencies on third-party systems.

Item 3. Qualitative and Quantitative Disclosure About Risk - Not Applicable
        --------------------------------------------------

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Other

     During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. The plaintiffs have initiated efforts to begin to move the cases forward; however, pleadings are not resolved and none are close to being ready for trial. Several plaintiffs have recently dropped from the case. The total number of plaintiffs is currently 82. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend them vigorously.

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

                                   CONCORDE CAREER COLLEGES, INC.


                                   DATED:   October 20, 1999

                                   By:  /s/ Jack L. Brozman
                                      -----------------------------------------
                                      Jack L. Brozman, Chief Executive Officer


                                   By:  /s/ Paul R. Gardner
                                      -----------------------------------------
                                      Paul R. Gardner, Chief Financial Officer



          (The remainder of this page was left intentionally blank.)