Form 10-K405
period 1999-12-31
CONCORDE CAREER COLLEGES INC
filed 2000-03-30
CIK 832483

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of outstanding shares of the Registrant's Common Stock, as of March 28, 2000:

               7,940,629 Shares of Common Stock, $.10 par value

   The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $5,147,955 as of March 8, 2000. Part III incorporates information by reference to the Registrant's definitive proxy statement for Annual Meeting of Stockholders to be held May 27, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                     Index

Item                                                                      Page
----                                                                     ------
                                     PART I
1.Business..............................................................    I-1
2.Properties............................................................    I-8
3.Legal Proceedings.....................................................    I-9
4.Submission of Matters to a Vote of Security Holders...................    I-9

                                    PART II

5.Market for the Registrant's Common Stock and Related Stockholder
 Matters................................................................  II-10
6.Selected Financial Data...............................................  II-10
7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................  II-11
7A.Quantitative and Qualitative Disclosures about Market Risk...........  II-13
8.Financial Statements and Supplementary Data...........................  II-14
9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure...................................................  II-40
10.Exhibit 23--Consent of Independent Accountants.......................  II-45

                                    PART III

11.Directors, Executive Officers, Promoters and Control Persons of the
     Registrant (Incorporated by Reference)............................. III-46
12.Executive Compensation (Incorporated by Reference)................... III-46
13.Security Ownership of Certain Beneficial Owners and Management
 (Incorporated by Reference)............................................ III-46
14.Certain Relationships and Related Transactions (Incorporated by
 Reference)............................................................. III-46

                                    PART IV

15.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  IV-46
Signatures..............................................................  IV-50

                                     PART I

Item 1. Business

Overview

   The discussion set forth below, as well as other portions of this Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K and may relate to: (i) the ability of the Company to realize increased enrollments from investments in infrastructure made over the past year; (ii) the U.S. Department of Education's ("ED's") enforcement or interpretation of existing statutes and regulations affecting the Company's operations; and (iii) the sufficiency of the Company's working capital, financings and cash flow from operating activities for the Company's future operating and capital requirements. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments. The following should be read in conjunction with Part II, Item 7--Safe Harbor Statement.

   Also see Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Current Trends and Recent Events, and Liquidity and Capital Resources."

The Company

   The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of December 31, 1999, the Company operated Campuses at 11 locations in six states (the "Campuses").

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

The Campuses

   The Company operates Campuses located in the following cities: North Hollywood, Garden Grove, San Bernardino, and San Diego, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; and Memphis, Tennessee. The Company has designated each Campus as a "Concorde Career Institute," to increase name recognition.

 Allied Health Curriculum

   The Company's allied health programs of study are Vocational/Practical Nursing, Respiratory Therapist, Respiratory Therapy Technician, Surgical Technician, Pharmacy Technician, Radiology Technician, Medical Office Assistant, Medical Secretary, Medical Assistant, Insurance Coding Specialist, Dental Assistant, Dental Lab Technician and Patient Care Technician. Not all programs are offered at all Campuses. The Kansas City, North Hollywood and Memphis Campuses offer selected associate degree programs. Some Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses/programs, including Limited X-Ray, Expanded Duties for Dental Assistants, Insurance Coding, Clinical Lab Assistant, Patient Care Assistant, Nurse Assistant and various certification test preparations in allied health occupations.

   The Campuses are on a non-traditional academic calendar with starting dates for programs varying by location and type of program. Programs typically commence monthly at each Campus. The Campus' programs of study range from five to eighteen months and include from 400 to 2,985 hours of instruction. While most programs are taught in a classroom atmosphere, hands-on clinical/laboratory experience is an integral part of the curriculum. Most programs of study include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the particular program.

 Recruitment and Admissions

   A typical student is either: (i) unemployed and enrolls in order to learn new skills and obtain employment, or (ii) underemployed and enrolls in order to acquire new skills or to update existing skills to increase his/her earning capacity. The Company recruits students through advertising in various media, including television, newspapers and direct mail. Students at some campuses are also recruited through seminars and lectures presented to graduating seniors at local high schools. Management estimates that approximately 35% of all enrollments are the result of referrals from the Campus' students and graduates.

   Each Campus maintains an Admissions Department that is responsible for conducting admissions interviews with potential applicants to provide information regarding the Campus' programs and to assist with the application process. In addition, each applicant for enrollment must take and pass an entrance examination administered by persons other than admissions representatives. The entrance examination and interview are designed to determine the student's ability to benefit from the instruction provided by the Campus and the student's level of motivation to complete the program.

   The admissions criteria for the Campuses vary according to the program of study. Each applicant for enrollment must have a high school diploma; the equivalent of a high school diploma; or, at some campuses, must demonstrate the ability to benefit from the program before admission is granted. All students must be beyond the age of compulsory high school attendance. The Company performs credit checks and/or utilizes a database maintained by the United States Department of Education ("ED") to identify applicants who may be in default on a prior student loan.

   At December 31, 1999, the Company had approximately 3,300 students in attendance at the Campuses.

 Student Retention

   The Company strives to help students complete their program of study through admissions screening, financial aid planning and student services. Each Campus has a staff member whose function is to provide student services concerning academic and personal problems that might disrupt or result in a premature end to a student's studies. Programs of study are offered in the morning, afternoon, and evening to meet the students' scheduling needs. The Vocational Nursing Program is also offered on weekends at some Campuses.

   If a student terminates enrollment prior to completing a program, federal and state regulations permit the Company to retain only a certain percentage of the total tuition, which varies with, but equals or exceeds, the percentage of the program completed. Amounts received by the Company in excess of such set percentage of tuition are refunded to the student or the appropriate funding source. See "Financing Student Education," and "Regulation" below.

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

 Campus Administration

   The President and Chief Executive Officer (the "CEO") is responsible for the overall performance of the Campuses. Reporting to him are: the Executive Vice President, Chief Operating Officer (the "COO"); Vice President, Chief Financial Officer; Vice President, Human Resources; Vice President, Academics; and the Director of Information Technology.

   Each Campus is operated independently and is managed on site by a Campus Director reporting to the COO. In addition, most Campuses are staffed with a Financial Aid Director, Director of Admissions, Academic Dean, Director of Graduate Services, Director of Business Services, several other support staff and a Director of Finance and Director of Student Services at some locations. Instruction at each Campus is conducted by professional educators in the field or by former and current members of the medical community on a full-time or part-time basis. Instructional staff are selected based upon academic and professional qualifications, and experience level.

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

   Additionally, Campuses have received accreditation or approval for specific programs from the following accrediting agencies: The American Society of Health Systems Pharmacists, Commission on Accreditation of Health Education Programs, Committee on Accreditation for Respiratory Care, the Commission on Dental Accreditation, the Committee on Dental Auxiliaries-California Board of Dental Examiners, Accreditation Review Committee on Education in Surgical Technology, California Board of Vocational Nurse and Psychiatric Technician Examiners, Bureau for Private Postsecondary and Vocational Education (BPPVE), Colorado State Board of Nursing, State Board of Non-Public Career Education, and the Department of Education. While such programmatic accreditation/approvals are not necessary for participation in federally sponsored financial aid programs, they are required for certification and/or licensure of graduates from some of the programs, such as the Vocational or Practical Nurse and Respiratory Therapy programs offered by particular Campuses. Additionally, such accreditation or approvals have been obtained because management believes they enhance the students' employment opportunities in those states that recognize these accrediting agencies.

   The qualifications of faculty members are regulated by applicable accrediting bodies. These accrediting bodies have faculty standards that must be met before the Campuses are given an accreditation renewal. In addition, depending upon the curriculum being taught, faculty members must meet standards set by applicable state licensing laws before annual licensing of the Campuses.

   Each Campus is also licensed as an educational institution under applicable state and local licensing laws, and is subject to a variety of state and local regulations. Such regulations may include approval of the curriculum, faculty and general operations.

 Financing Student Education

   Tuition and other ancillary fees at the Campuses vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $3,000 to $20,000.

   Most students attending the Campuses utilize federal government grants and/or the Federal Family Education Loan programs available under the Higher Education Act of 1965 ("HEA"), and various programs administered thereunder to finance their tuition. In October 1998, the U.S. Congress enacted legislation extending the HEA until September 30, 2004. Generally all of the material program provisions and requirements remain in the same form and funding was authorized at the same or higher levels. The legislation did make several changes to Title IV programs including an increase in the amount of revenues an institution may derive from the Title IV programs. This regulation, generally referred to as the 85/15 rule, was modified to allow slightly higher reliance on Title IV funding after October 1, 1998 (90%). In addition, revisions to the change of ownership or control regulations now may allow an institution to continue uninterrupted participation in the Title IV programs provided it meets certain substantive and procedure requirements. See further discussion below under "Regulation".

   Each Campus has at least one financial aid officer to assist students in preparing applications for federal grants and federal loans. Management estimates that during 1999, 80% of Campus' cash receipts were derived from funds obtained by students through these programs.

   Currently, each Campus is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant (Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan, Federal Parent Loan for Undergraduate Students (PLUS), Federal Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans Administration Assistance. Also, some students are eligible for assistance under the Department of Labor's Job Training Partnership Act.

   The states of California, Colorado, Tennessee, Florida, and Oregon each offer state grants to students enrolled in educational programs of the type offered by the Campuses. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs.

   Students at the Campuses principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans (FFELs) also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. FFELs are awarded annually to needy students studying at least half time at an approved postsecondary educational institution. Federal Pell Grants need not be repaid by the student. The maximum Pell Grant a student may receive for the 1999-00 award year is $3,125 ($3,300 for 2000-2001). The amount a student actually receives is based on a federal regulatory formula devised by ED.

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

   One of ED's principal criteria for assessing a Campus's eligibility to participate in student loan programs is the cohort default rate threshold percentage requirements (the "Cohort Default Rate") enacted in the Student Loan Default Prevention Initiative Act of 1990. Due to concerns about default rates, the ED has promulgated regulations affecting FFEL, and Federal Perkins Loan Program loans. Cohort Default Rates are calculated by the Secretary of Education and are designed to reflect the percentage of current and former students entering repayment in the cohort year, the fiscal year of the federal government--October 1 to September 30, who default on their loans during that year or the following cohort year. This calculation includes only those defaulted loans on which federal guaranty claims have been paid. A Campus may request that a defaulted loan be removed from the calculation if the Campus can demonstrate that the loan was improperly serviced and collected under guidelines established in ED's regulations. A loan that is included in the default rate calculation may be subsequently paid by the student, but is not removed from the cohort calculation.

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

   The following table sets forth the 1995, 1996, 1997, and 1998 cohort default rates for each of the Campuses. Publication of the Cohort Default Rates for 1990 and 1991 has been suspended due to two injunctions obtained by the Company to preclude ED from using 1990 and 1991 Cohort Default Rates as grounds to limit, suspend, or terminate the Campus' eligibility to participate in the FFEL program. The Company has a pending suit against the ED challenging past cohort default rates. See Item 3, "Legal Proceedings."

                        Cohort Default
                             Rates
                       -----------------
Campus            1995 1996 1997 1998(1)
------            ---- ---- ---- -------
Anaheim, CA.....  26.1 20.5 19.8  14.0
Denver, CO......  17.9 16.3 18.9  15.3
Jacksonville,
 FL.............  19.8 26.3 21.8   6.0
Kansas City, MO.  18.2 19.6 19.0  12.8
Lauderdale
 Lakes, FL......  27.3 20.1 18.7  11.9
Memphis, TN.....  23.8 24.5 25.6  19.3

                                                 Cohort Default
                                                      Rates
                                                -----------------
                                           1995 1996 1997 1998(1)
                                           ---- ---- ---- -------
                         North Hollywood,
                          CA.............  21.3 14.0 18.0  13.1
                         Portland, OR....  12.7 19.3 17.8   8.3
                         San Bernardino,
                          CA.............  27.5 19.9 28.1  14.7
                         San Diego, CA...  23.9 15.3 17.0  10.3
                         Tampa, FL.......  19.8 24.1 17.6  17.0

--------
(1) Preliminary rates received February 2000. These rates are subject to change and may not be reflective of the final rates for 1998.

   The San Diego Campus regained its eligibility to participate in the FFEL program in December 1999. Previously, the Campus did not maintain loan eligibility because its' Cohort Default Rates for one of the three consecutive published years, 1992, 1993, and 1994, was not below 25%. The Campus continued to operate without FFEL eligibility providing qualified students with access to Federal Pell grants and other sources of student financing, including loans made by the Campus.

   All of the Company's Campuses have at least one of their three most recent rates below 25% and are, therefore, eligible to continue participating in the FFEL program. To help control default rates, the Company has instituted aggressive default management at each Campus and monitors activity monthly. Staff at each Campus assist and educate student borrowers in understanding their rights and responsibilities as borrowers under these student loan programs. In addition, each Campus contracts with a professional loan management company to provide further assistance to former students upon graduation or withdrawal. The aggressive default management the Company established has positively effected the Cohort Default Rates.

   In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Several of the Company's campuses received provisional certification during 1999. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The Campuses that received provisional certification in 1999 are: Anaheim, Jacksonville, Lauderdale Lakes, Memphis, North Hollywood, Portland, San Bernardino and San Diego. The provisional certifications expire during 2001. Provisional certification was received due to default rates and financial responsibility described below. The Company does not believe provisional certification would have a material impact on its liquidity, results of operations or financial position.

   The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the HEA of 1965, and the regulations promulgated thereunder by ED subject the Campuses to significant regulatory scrutiny on the basis of numerous standards that Campuses must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

   To participate in the Title IV Programs, an institution must be accredited by an association recognized by ED. ED will certify an institution to participate in the Title IV Programs only after an institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. Under the HEA, accrediting associations are required to include the monitoring of certain aspects of Title IV Program compliance as part of their accreditation evaluations.

   Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. Changes made by the 1998 HEA reauthorization include (i) expanding the adverse effects on Campuses with high student loan default rates, (ii) increasing from 85 percent to 90 percent the portion a proprietary Campuses cash basis revenue that may be derived each year from the Title IV Programs,
(iii) revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from the Campus and (iv) giving the ED flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control. The Company believes the majority of changes made by the 1998 HEA reauthorization will have no material impact on its operations. However, the Company believes the refund revision could have a material impact on the Company's results of operations, financial condition and cash flows.

   The 1998 HEA reauthorization imposes a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under the new HEA requirements, students will be obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company expects that many withdrawing students will be unable to pay such costs and that the Company will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, the new HEA requirements could have a material adverse effect on the Company's results of operations, financial condition and cash flows beginning with the 2001 fiscal year. These new requirements contained in the 1998 HEA reauthorization must be implemented by all institutions no later than October 7, 2000, but an institution may elect to begin complying with these new standards at an earlier date. The Company does not plan to elect to comply with these new standards prior to October 7, 2000.

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

   The Company was notified by the ED, during 1999, that ED did not believe the Company met the factors of financial responsibility for the year ended December 31, 1998. ED required the Company to comply with the zone regulation, which requires the Company to make disbursements to students under the cash monitoring method and to provide timely notification to ED regarding several oversight and financial events. Cash monitoring requires the Company to credit student accounts for Title IV disbursements before funds are requested from ED. The Company's financial responsibility ratio was 1.2, which was below the 1.5 level required to avoid cash monitoring and additional reporting. However, the Company believes that financial responsibility standards were met because of the transition year regulations. ED believes the Company failed the transition year regulations. The Company has not incurred any financial impact, due to cash monitoring. There has not been a material impact to its balance sheet, cash flows or results of operations. The Company's consolidated composite score under the new financial responsibility regulations was 1.5 for the year ending December 31, 1999. The Company believes it will no longer be required to make disbursements to students under the cash monitoring method since its consolidated corporate score is 1.5.

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

Competition

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

Employees

   As of December 31, 1999, the Company had approximately 665 full and part-time employees, of which approximately 339 were faculty members. The Company has 205 management and administrative staff members employed at the Campuses, and 40 employed at corporate headquarters. The remaining 81 employees are admissions personnel.

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

Item 2. Properties

   The Company's corporate office is located in Mission, Kansas. All Company facilities are leased.

   The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 1999:

                                                          Square
   Locations                                              Footage Expiration (1)
   ---------                                              ------- --------------
   Garden Grove, CA...................................... 25,931      9-30-14
   North Hollywood, CA................................... 35,155     12-31-11
   San Bernardino, CA.................................... 20,933      6-30-00
   San Diego, CA......................................... 12,244     10-31-00
   Denver, CO............................................ 17,329      1-31-03
   Lauderdale Lakes, FL.................................. 15,288      5-31-00
   Jacksonville, FL...................................... 12,305      7-31-03
   Tampa, FL............................................. 14,200     12-31-01
   Kansas City, MO....................................... 18,097      2-28-01
   Mission, KS (Corporate Office)........................ 14,384      7-31-03
   Portland, OR.......................................... 16,232     10-31-04
   Memphis, TN........................................... 21,933      7-31-02

--------
(1) Several of the leases provide renewal options, although renewals may be at increased rental rates.

The Company also rents various equipment under leases that are generally cancelable within 30 days.

Item 3. Legal Proceedings

   The Company's Campuses are sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of management, the Company's pending litigation and disputed findings are not material to the Company's financial condition or its results of operation.

   During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. The plaintiffs have initiated efforts to begin to move the cases forward; however, pleadings are not resolved and none are close to being ready for trial. Several plaintiffs dropped from the case over time. The Company made offers in 1999 to the remaining plaintiffs to settle all claims for $750 per plaintiff (which included all attorneys' fees and costs) and forgiveness of any debt due the Company from that plaintiff. Thirty nine of the plaintiffs accepted the offer. The remaining plaintiffs currently number
43. On February 11, 2000 the court issued a decision dismissing the plaintiff's fraud and misrepresentation allegations against the Company in one of the cases. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend them vigorously.

   The Company has a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

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

          1999                                                      High   Low
          ----                                                      ----- -----
      First Quarter................................................ $0.66 $0.50
      Second Quarter............................................... $0.81 $0.50
      Third Quarter................................................ $1.75 $0.56
      Fourth Quarter............................................... $1.69 $0.81

          1998
          ----
      First Quarter................................................ $2.44 $1.63
      Second Quarter............................................... $2.13 $1.75
      Third Quarter................................................ $1.94 $0.69
      Fourth Quarter............................................... $1.06 $0.50

   At December 31, 1999, there were 253 shareholders of record of the Common Stock.

   On March 27, 2000, the bid and asked prices of the Company's Common Stock on the OTCBB were $.50 and $.75 per share, respectively.

   No cash dividends have been paid on the Common Stock and the Company does not presently intend to pay cash dividends on Common Stock in the foreseeable future. Class A Preferred Stock dividends of $467,000 were paid in 1997 pursuant to the Restructuring, Security and Guaranty Agreement, as amended with CenCor.

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

   The following selected data has been derived from the Company's audited financial statements for the years ended 1995 through 1999.

                                             Years Ended December 31
                                     ------------------------------------------
                                      1999     1998     1997    1996     1995
                                     -------  -------  ------- -------  -------
                                       (In thousands, except for per share
                                                      data)
Income Statement Data:
  Revenues.......................... $35,948  $34,306  $37,715 $40,119  $39,274
  Operating expenses................  36,490   36,076   36,926  39,254   36,835
  Operating income (loss)...........    (542)  (1,770)     789     865    2,439
  Interest expense..................     172      188      454     371      659
  Gain (loss) on sale of assets.....                       313    (217)
  Income (loss) before change in
   accounting principle.............    (477)  (1,212)     936     549    1,599
  Basic earnings (loss) per share
   before change in accounting
   principle (1).................... $  (.08) $  (.19) $   .28 $   .05  $   .19
  Diluted earnings (loss) per share
   before change in accounting
   principle (1).................... $  (.08) $  (.19) $   .20 $   .04  $   .18
  Net income (loss).................    (477)  (1,212)     277     549    1,599
  Basic earnings (loss) per share
   (1).............................. $  (.08) $  (.19) $   .19 $   .05  $   .19
  Diluted earnings (loss) per share
   (1).............................. $  (.08) $  (.19) $   .14 $   .04  $   .18

Balance Sheet Data:
  Total assets...................... $21,450  $21,235  $25,524 $24,282  $25,564
  Long-term debt (2)................   3,500    3,500    3,500   2,419    4,066
  Stockholders' equity..............   5,411    5,536    6,735   6,772    6,674

                                                   December 31
                                     ------------------------------------------
                                      1999     1998     1997    1996     1995
                                     -------  -------  ------- -------  -------
Other Data:
  Number of locations (3)...........      11       12       12      12       13
                                     -------  -------  ------- -------  -------
  Net enrollments (4)...............   5,633    4,823    6,367   6,855    7,121

--------
(1) See Note 10 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.
(2) Consists of long term debt and debt due to related party--see Note 7 of Notes to Consolidated Financial Statements.
(3) Includes only Campuses open at December 31.
(4) Net enrollments" are students who begin a program of study, net of cancellations. The table does not include data for the CPA Review Courses. The table does include net enrollments for Campuses sold or closed during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following table presents the revenue for the Campuses and CPA Review Courses for the periods indicated.

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                            (In thousands)
   Health Vocational Programs.......................... $35,948 $34,306 $37,638
   CPA Review Courses and other........................       0       0      77
                                                        ------- ------- -------
   Total............................................... $35,948 $34,306 $37,715
                                                        ======= ======= =======

   The following table presents the relative percentage of revenues derived from the Campuses and CPA Review Courses and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.

                                                             Years Ended
                                                            December 31,
                                                          ---------------------
                                                          1999    1998    1997
                                                          -----   -----   -----
   Health Vocational Programs...........................  100.0%  100.0%   99.8%
   CPA Review Courses and other.........................      0       0       2
                                                          -----   -----   -----
       Total............................................  100.0   100.0   100.0
   Operating expenses:
     Instruction costs and services.....................   38.9    37.3    35.1
     Selling and promotional............................   15.8    16.2    14.3
     General and administrative.........................   44.5    47.8    44.7
     Provision for uncollectible accounts...............    2.3     3.8     3.8
                                                          -----   -----   -----
       Total............................................  101.5   105.1    97.9
   Operating Income (Loss)..............................   (1.5)   (5.1)    2.1
   Interest expense.....................................     .5      .5     1.2
                                                          -----   -----   -----
   Income (Loss) before income taxes and gain on sale of
    assets..............................................   (2.0)   (5.6)    0.9
   Gain (Loss) on sale of assets........................                    0.8
                                                          -----   -----   -----
   Income (Loss) before income tax......................   (2.0)   (5.6)    1.7
   Provision (Benefit) for income tax...................   (0.7)   (2.2)    (.8)
                                                          -----   -----   -----
   Income (Loss) before cumulative effect of change in
    accounting principle................................   (1.3)   (3.4)    2.5
   Cumulative effect of change in revenue recognition
    method..............................................                   (1.8)
                                                          -----   -----   -----
   Net income (Loss)....................................   (1.3)%  (3.4)%    .7%
                                                          =====   =====   =====

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

Use of Estimates

   The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, primarily in the areas of provisions for uncollectible accounts, useful lives of intangible assets, and deferred income taxes. Actual results could differ from these estimates.

Current Trends and Recent Events

   The student population was approximately 3,300 at December 31, 1999 compared to 2,800 at December 31, 1998. The student population increase was primarily due to an increase in new students seeking admission into the Company's campuses.

   In 1999, the Company benefited from the following strategy to increase enrollments; an advertising program was implemented including new television and print ads, a student recruitment training program was completed and the Company hired an advertising agency with proprietary school experience to coordinate advertising for 1999. This strategy was effective and the Company had approximately 800 more enrollments in 1999 compared to 1998. The Company continually evaluates the effectiveness of its advertising program and will make changes as necessary during 2000.

   The Company believes that as a result of increased enrollments and student population it will become profitable in 2000.

   Payroll cost is the Company's primary expense. As the Company continues to strengthen its staff and increase program offerings in the future, especially more technical programs, this expense may continue to increase and is reflected in instruction and general administrative costs.

   The San Diego Campus regained its eligibility to participate in the FFEL program in December 1999. The Company moved its Anaheim, California Campus to a newly constructed building in Garden Grove, California during October 1999. The Company's Miami, Florida Campus was merged with the Lauderdale Campus in June 1999. During 1997, the North Hollywood Campus was moved to a new location.

   During March 2000, the Company entered into negotiations with Person/Wolinsky, Inc. to satisfy all contractual obligations between Person/Wolinsky, Inc. and the Company for a cash payment of $200,000 payable during March 2000. The non-compete agreement will remain in effect as part of this settlement.

   Management of the Company currently believes that it can attain profitability and maintain its cash position as long as there is no disruption in the Company's current participation in the Title IV student financial assistance programs or other unanticipated set-backs. However, the Company cannot predict the activities that may or may not occur in the uncertain regulatory environment in which the proprietary vocational training industry operates. See Part I Item 1, "Business--Financing Student Education," and "Business--Regulation."

Operating Results

 1999 compared to 1998

   The Company experienced additional prospective student contacts during 1999 compared to 1998 as a result of advertising strategy changes. In addition, student enrollments increased 16.8% to 5,633 for the year ended December 31, 1999 compared to 4,823 in 1998. Student population increased to approximately 3,300 at December 31, 1999 compared to 2,800 at December 31, 1998.

   A net loss of $477,000 and $1,212,000 were recorded for the years ended December 31, 1999 and 1998, respectively. The $735,000 decrease in net loss was primarily due to additional revenue.

   Revenue increased 4.8% or $1,642,000 to $35,948,000 for the year ended December 31, 1999 compared to $34,306,000 for the same period in 1998. The increased revenue is primarily a result of student enrollments increasing 16.8% to 5,633 compared to 4,823 in 1998. Enrollment increased every quarter of 1999 compared to 1998. The increases were: 4.7% in the first quarter, 32.7% in the second quarter, 17.9% in the third quarter and 14.7% in the fourth quarter. The majority of the revenue increase was for non-tuition items charged to students in the first month of their program. The average monthly student population for both years was constant at approximately 3,300 students. The Miami Campus accounted for a $995,000 decrease in revenue.

   Total operating expenses increased 414,000 to $36,490,000 compared to $36,076,000 for the year ended December 31, 1998. The Miami Campus accounted for a $1,531,000 decrease in operating expenses in 1999.

   Instruction Costs and Services--increased $1,187,000 to $13,988,000 compared to $12,801,000 in 1998. The Miami Campus accounted for a $419,000 decrease. The offsetting $1,606,000 increase was primarily a result of increased salaries, textbook and uniform expenses due to additional enrollments compared to 1998.

   Selling and Promotional--increased $129,000 to $5,683,000 compared to $5,554,000 in 1998. The Miami Campus accounted for a $320,000 decrease. The offsetting $449,000 increase was primarily due to additional wages compared to 1998. The additional wages resulted from an increase in admission employees compared to 1998.

   General and Administrative--decreased $400,000 to $16,007,000 compared to $16,407,000 in 1998. The Miami Campus accounted for a $764,000 decrease. The offsetting $364,000 increase was primarily a result of additional rent and depreciation compared to 1998. In 1999, rent expense increased due to the Company leasing more space and moving the Anaheim Campus to Garden Grove. Depreciation expense increased in 1999 compared to 1998 due to a large number of computers purchased in the second half of 1998 and first half of 1999 that are depreciated over three years.

   Provision for Uncollectible Accounts--decreased $502,000 or 38.2% to $812,000 compared to $1,314,000 in 1998. This decrease was primarily a result of improved collection efforts for student accounts and additional recoveries from previously written off accounts.

   Interest Expense--decreased $17,000 to $171,000 compared to $188,000 in 1998. The decrease was primarily a result of the Company reversing estimated interest associated with prior tax returns.

   Provision for Income Taxes--In 1999, a tax benefit of $236,000 or 33% was recorded compared to a tax benefit of $746,000 or 38% in 1998.

   EPS and Weighted Average Common Shares--Basic and diluted weighted average common shares increased to 7,815,000 in 1999 from 7,181,000 in 1998. Basic and diluted loss per share was $.08 and $.19 for the year ended December 31, 1999 and 1998, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividend accretion of $165,000 in 1999 and $142,000 in 1998.

 1998 compared to 1997

   The Company recorded a net loss of $1,212,000 for the year ended December 31, 1998, compared to net income of $277,000 for the same period in 1997. During 1997, the Company recorded a charge of $659,000, net of tax, for a cumulative change in revenue recognition and a gain on sale of assets of $313,000.

   Total revenue decreased 9.0% or $3,409,000 to $34,306,000 from $37,715,000 in 1997. Enrollments decreased approximately 24.3% to 4,823 compared to 6,367 in 1997. The average monthly student population decreased from approximately 4,100 in 1997 to 3,300 in 1998. The 1998 revenue decrease was a result of decreased enrollments and average monthly student population compared to 1997.

   Total operating expenses decreased $850,000 or 2.3% to $36,076,000 compared to $36,926,000 in 1997.

   Instruction Costs and Services--decreased $430,000 to $12,801,000 compared to $13,231,000 in 1997. The decrease was due to fewer students which resulted in decreased textbook, uniform and classroom expenses compared to 1997.

   Selling and Promotional--increased $148,000 to $5,554,000 compared to $5,406,000 in 1997. The increase was due to increased advertising expense compared to 1997.

   General and Administrative--decreased $446,000 or 2.6% to $16,407,000 compared to $16,853,000 in 1997. The decrease is primarily due to reduced professional fees compared to 1997.

   Provision for Uncollectible Accounts--decreased $122,000 or 8.5% to $1,314,000 from $1,436,000 in 1997. The Company recovered approximately $433,000 in previously written off accounts during 1998. The offsetting increase was due to additional bad debt accrual expense compared to 1997. Approximately $95,000 of the bad debt accrual increase was due to additional notes at the San Diego, Campus. See Part II, "Cash Flows and Other".

   Interest Expense--decreased $266,000 to $188,000 compared to $454,000 in 1997. The majority of the decrease was due to the Company recording $175,000 of interest expense in 1997 related to state and local tax liabilities.

   Gain from Sale--In 1997, the gain from the sale of the Company's Michigan property was $313,000 before any tax effect.

   Provision for Income Taxes--The Company recorded a tax benefit of $746,000 in 1998 compared to $288,000 in 1997. During 1997, as a result of settlement of outstanding tax issues, the Company released book tax contingencies totaling $650,000.

   EPS and Weighted Average Common Shares--Weighted average common shares increased to 7,181,000 in 1998 from 7,034,000 in 1997 for basic earnings per share ("EPS") and decreased to 7,181,000 in 1998 from 11,115,000 in 1997 for dilutive EPS. Basic loss per share before accounting change was $0.19 for the year ended December 31, 1998. Basic EPS before accounting change was $0.28 for the same period in 1997. Basic earnings (loss) per share is shown after a reduction of preferred stock dividends of $142,000 in 1998 and a reduction for preferred stock dividends of $133,000 and an addition of $1,210,000 for the Class A preferred stock redemption in 1997. Diluted loss per share before accounting change was $0.19 for the year ended December 31, 1998, and diluted earnings per share before accounting change was $0.20 for the same period in 1997. Diluted earnings (loss) per share is shown after a reduction of preferred stock dividends of $142,000 in 1998 and a reduction for preferred stock dividends of $28,000 and additions of $92,000 for convertible debt interest and $1,210,000 for the gain on the Class A preferred stock redemption in 1997.

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

   Instruction Costs and Services--increased $50,000 to $13,231,000 compared to $13,181,000 in 1996. The Asset Sales resulted in a decrease of $706,000 in 1997. The offsetting increase was primarily a result of increased faculty wages.

   Selling and Promotional--increased $14,000 to $5,406,000 compared to $5,392,000 in 1996. The Asset Sales resulted in a decrease of $299,000 in 1997. The remaining $313,000 increase is primarily due to additional advertising and payroll expenses compared to 1996.

   General and Administrative--decreased $595,000 or 3.4% to $16,853,000 compared to $17,448,000 in 1996. The Asset Sales resulted in a decrease of $1,284,000 in 1997. The offsetting increase is primarily due to increased occupancy expenses and additional payroll expense.

   Provision for Uncollectible Accounts--decreased $1,797,000 or 55.6% to $1,436,000 from $3,233,000 in 1996. The Asset Sales resulted in a decrease of $125,000 in 1997. The remaining decrease is due to improved collection of student notes and policy changes. The Company instituted a policy during 1996 that resulted in most students paying a portion of their tuition while they attend school. In addition, during 1997 the Company reduced the length of time students are allowed to repay the tuition not covered by student financial aid programs. These policy changes in 1997 decreased the amount of at risk money due the Company and the related write off of notes. The balance of notes receivable decreased $1,643,000 from the same period in 1996.

   Interest Expense--increased $83,000 to $454,000 compared to $371,000 in 1996. The increase was due to the Company recording $175,000 of interest expense related to state and local tax liabilities.

   Gain from Sale--In 1997, the gain from the sale of the Company's Michigan property was $313,000 before any tax effect compared to a loss of $214,000 from asset sales in 1996.

   Provision for Income Taxes--The Company recorded a tax benefit of $288,000 in 1997 compared to a tax benefit of $272,000 in 1996. During 1997, as a result of settlement of outstanding tax issues, the Company released book tax contingencies totaling $650,000, compared to a reduction of $667,000 in the valuation allowance recorded during 1996.

   EPS and Weighted Average Common Shares--Weighted average common shares increased to 7,034,000 in 1997 from 6,967,000 in 1996 for basic earnings per share and increased to 11,115,000 in 1997 from 7,829,000 in 1996 for dilutive earnings per share. Basic EPS before accounting change was $0.28 for the year ended December 31, 1997, and $0.05 for the same period in 1996. Basic EPS is shown after a reduction for preferred stock dividends of $133,000 and an addition of $1,210,000 for the Class A preferred stock redemption in 1997 and a reduction of $216,000 for preferred stock dividends in 1996. Diluted EPS before accounting change was $0.20 for the year ended December 31, 1997, and $0.04 for the same period in 1996. Diluted EPS is shown after a reduction for preferred stock dividends of $28,000 and additions of $92,000 for convertible debt interest and $1,210,000 for the gain on the Class A preferred stock redemption in 1997 and a reduction of $216,000 for preferred stock dividends in 1996.

   Cumulative Effect of Accounting Change--The effect of both the cumulative change for prior years and the change for the twelve months ended December 31, 1997, was to decrease net income after cumulative change in accounting principle by $670,000 ($0.09 per basic share, $0.06 per diluted share). The effect of the change on the year ended December 31, 1997, was to decrease income before cumulative effect of a change in accounting principle by $11,000. See discussion in Part II, Item 5.

Liquidity and Capital Resources

 Asset Sales

   On August 2, 1996, the assets of Person/Wolinsky Associates, a wholly owned subsidiary of the Company, which taught the CPA review course, were sold. As a result of the sale the Company received proceeds of $879,000. In addition, a $750,000 non-compete agreement was payable to the Company in ten equal annual installments commencing December 15, 1996. The income from the non-compete agreement was being recognized as the payments were earned over the legally enforceable period. The Company received $300,000 through December 31, 1999.

   During March 2000, the Company entered into negotiations with Person/Wolinsky, Inc. to satisfy all contractual obligations between Person/Wolinsky, Inc. and the Company for a cash payment of $200,000 payable during March 2000. The non-compete agreement will remain in effect as part of this settlement.

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

 Cahill, Warnock Transactions

   On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998, at an exercise price of $1.36 per share of Common Stock. No warrants were exercised as of December 31, 1999. Approximately $4.4 million of the Cahill-Warnock transaction funds were used to satisfy CenCor obligations and all obligations due Cencor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables which was fulfilled in January 1998.

   The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being amortized over the period from issuance until the perpetual dividends are payable in 2003 to yield a constant dividend rate of 15%. The amortization is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The amortization was $165,000 and $142,000 for the years ended December 31, 1999 and 1998, respectively. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date.

 Bank Financing

   The Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997, with Security Bank of Kansas City. This facility expires on April 30, 2000 and the Company expects to renew or replace the facility. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The available credit, which the Company may borrow against for working capital purposes, was reduced to approximately $2,400,000 when the facility was amended on December 28, 1998. The amendment reduced the maximum credit available by the stated amount of the issued and outstanding letter of credit or replacement letter of credit discussed below. The Company had not borrowed any funds under this facility as of December 31, 1999.

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

 Cash Flows and Other

   Net cash flows provided by operating activities were $560,000 in 1999 compared to cash consumed of $1,446,000 by operating activities in 1998. The Company received income tax refunds of $184,000 and $991,000 in 1999 and 1998, respectively. The increased cash flow is a result of effective cash collections and reduced net loss due to increased student enrollments during 1999 compared to 1998.

   The cash flows were positively effected by the increase in enrollments in 1999. The Company derives 80% of its cash from students who are eligible for federally funded programs. Partial disbursements of these funds are usually made within forty-five days of a students start date.

   Capital expenditures in 1999 were $889,000 compared to $1,527,000 in 1998. For both years, expenditures were primarily for additional computer equipment, classroom equipment and leasehold improvements. The Company received approximately $725,000 from the sale of the Michigan property during 1997. In addition, in 1997 the Company received $300,000 for payment of a promissory note due from the sale of the San Jose, California assets. Financing activities increased cash flows $125,000 in 1999 compared to a $13,000 increase in 1998. The change is due to stock options exercised. The Company believes that existing future payables will be paid from cash provided by operating activities, cash on hand, and if necessary, the existing credit facility.

   The San Diego Campus regained eligibility to participate in the Family Federal Education Loan (the "FFEL") program during 1999. During 1999 the Campus offered financing directly to students. This financing increased the Campus' notes receivable approximately $711,000.

   Currently, each Campus is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant (Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan, Federal Parent Loan for Undergraduate Students (PLUS), Federal Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans Administration Assistance. Also, some students are eligible for assistance under the Department of Labor's Job Training Partnership Act.

   The 1998 HEA reauthorization imposes a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under the new HEA requirements, students will be obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company expects that many withdrawing students will be unable to pay such costs and that the Company will be unable to collect a significant portion of such costs. Title
IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, the new HEA requirements could have a material adverse effect on the Company's results of operations, financial condition and cash flows beginning with the 2001 fiscal year. These new requirements contained in the 1998 HEA reauthorization must be implemented by all institutions no later than October 7, 2000, but an institution may elect to begin complying with these new standards at an earlier date. The Company does not plan to elect to comply with these new standards prior to October 7, 2000.

Contingencies

   In September 1999, the Internal Revenue Service (the "IRS") notified the Company that its Federal tax return was being examined for the years ended December 31, 1996, 1997 and 1998. The Company recently completed the audit and no material changes or liabilities were incurred.

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

   The Company has a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

   The San Diego Campus regained its eligibility to participate in the FFEL program in December 1999. Previously, the Campus did not maintain loan eligibility because it's Cohort Default Rates for one of the three consecutive published years, 1992, 1993, and 1994, was not below 25%. The Campus continued to operate without FFEL eligibility providing qualified students with access to Federal Pell grants and other sources of student financing, including loans made by the Campus.

   In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Several of the Company's campuses received provisional certification during 1999. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The provisional certifications expire during 2001. Provisional certification was received due to default rates and financial responsibility described below. The Company does not believe provisional certification would have a material impact on its liquidity, results of operations or financial position.

   The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the HEA of 1965, and the regulations promulgated thereunder by ED subject the Campuses to significant regulatory scrutiny on the basis of numerous standards that Campuses must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

   To participate in the Title IV Programs, an institution must be accredited by an association recognized by ED. ED will certify an institution to participate in the Title IV Programs only after an institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. Under the HEA, accrediting associations are required to include the monitoring of certain aspects of Title IV Program compliance as part of their accreditation evaluations.

   Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. Changes made by the 1998 HEA reauthorization include (i) expanding the adverse effects on Campuses with high student loan default rates, (ii) increasing from 85 percent to 90 percent the portion a proprietary Campuses cash basis revenue that may be derived each year from the Title IV Programs,
(iii) revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from the Campus and (iv) giving the ED flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control. The Company believes the majority of changes made by the 1998 HEA reauthorization will have no material impact on its operations. However, the Company believes the refund revision may have a material impact on the Company's results of operations, financial condition and cash flows.

   The 1998 HEA reauthorization imposes a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under the new HEA requirements, students will be obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company expects that many withdrawing students will be unable to pay such costs and that the Company will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, the new HEA requirements could have a material adverse effect on the Company's results of operations, financial condition and cash flows beginning with the 2001 fiscal year. These new requirements contained in the 1998 HEA reauthorization must be implemented by all institutions no later than October 7, 2000, but an institution may elect to begin complying with these new standards at an earlier date. The Company does not plan to elect to comply with these new standards prior to October 7, 2000.

   ED also has established certain "Factors of Financial Responsibility" which institutions are required to meet to be eligible to participate in Title IV programs. The three principal standards of financial responsibility applicable prior to July 1, 1998 were (i) satisfy an acid test ratio of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, and (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period. An institution that is determined by the DOE not to meet any one of the standards of financial responsibility would be entitled to participate in the Title IV programs if it can demonstrate financially responsibility on an alternative basis. ED issued a new financial responsibility regulation that became effective July 1, 1998. ED instituted a transitional period which allows an institution to use either the old or new regulations for a fiscal year that begins between July 1, 1997 and June 30, 1998. This transition period applied to the Company's 1998 fiscal year. The new regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

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

   The Company was notified by the ED, during 1999, that ED does not believe the Company met the factors of financial responsibility for the year ended December 31, 1998. ED is requiring the Company to comply with the zone regulation, which requires the Company to make disbursements to students under the cash monitoring method and to provide timely notification to ED regarding several oversight and financial events. The Company's financial responsibility ratio was 1.2, which was below the 1.5 level required to avoid cash monitoring and additional reporting. However, the Company believes that financial responsibility standards were met because of the transition year regulations. ED believes the Company failed the transition year regulations. The Company has not incurred any financial impact, due to cash monitoring. There has not been a material impact to its balance sheet, cash flows or results of operations. The Company's consolidated composite score under the new financial responsibility regulations was 1.5 for the year ending December 31, 1999. The Company believes it will no longer be required to make disbursements to students under the cash monitoring method since its consolidated corporate score is 1.5.

   The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d)-(e) for the year ended December 31, 1999. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of the new legislation extending the Higher Education Act of 1965, as amended. The Company's Campus percentage of Title IV Funds ranged from 34.8% to 85.7%.

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

 Other

   The Company's Campuses are sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of management, the Company's pending litigation and disputed findings are not material to the Company's financial condition or its results of operation.

   During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. The plaintiffs have initiated efforts to begin to move the cases forward; however, pleadings are not resolved and none are close to being ready for trial. Several plaintiffs dropped from the case over time. The Company made offers in 1999 to the remaining plaintiffs to settle all claims for $750 per plaintiff (which included all attorneys' fees and costs) and forgiveness of any debt due the Company from that plaintiff. Thirty nine of the plaintiffs accepted the offer. The remaining plaintiffs currently number 43. On February 11, 2000 the court issued a decision dismissing the plaintiffs fraud and misrepresentation allegations against the Company in one of the cases. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend them vigorously.

   The Company has a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

   The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

 Deferred Tax Assets

   Readers are cautioned that forward looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "safe harbor statement". The following special factors could particularly affect the Company's ability to achieve the required level of future taxable income to enable it to realize its deferred tax assets: (i) the ability of the Company to realize increased enrollments from investments in infrastructure made over the past year; (ii) ED's enforcement or interpretation of existing statutes and regulations affecting the Company's operations; and (iii) the sufficiency of the Company's working capital, financing and cash flow from operating activities for the Company's future operating and capital requirements.

   The Company has recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of $1,119,000 as of December 31, 1999 and estimates that it must generate at least $3,024,000 of future taxable income to realize those deferred tax assets. To achieve this level of future taxable income, the Company intends to strive to increase it's enrollments in current programs and add new programs at existing locations.

   The table below reconciles earnings (loss) before income taxes for financial statement purposes with taxable loss for income tax purposes:

                                        (Estimated)
                                           1999         1998         1997
                                        -----------  -----------  -----------
      Earnings (loss) before income
       taxes........................... $  (713,000) $(1,958,000) $   648,000
      Depreciation and Amortization....      63,000      706,000      723,000
      Bad Debts........................     (35,000)     440,000   (2,930,000)
      Loss on disposal of assets.......                            (1,827,000)
      Change in accounting method......    (275,000)    (275,000)     793,000
      Other............................    (172,000)    (176,000)  (1,429,000)
                                        -----------  -----------  -----------
      Taxable Loss..................... $(1,132,000) $(1,263,000) $(4,022,000)
                                        ===========  ===========  ===========

   The 1997 and 1998 taxable losses were carried back to the years 1994 through 1996, and all of the losses were absorbed in those years, with the exception of $58,000 which is carried forward to 1999. The 1999 net operating loss of $1,132,000 is carried forward to the year 2000, and is expected to be absorbed in the years 2000 and 2001. The net operating losses for 1998 and 1999 expire in 2018 and 2019, respectively.

   The Company has a state net operating loss carryforward of approximately $5,300,000 expiring in 2003 through 2019. The state net operating loss carryforward resulted in a deferred tax asset of $159,000.

   Net deferred tax timing differences are estimated to reverse and become available as tax deductions as follows:

             2000.......................... $  594,600
             2001..........................    358,600
             2002..........................        600
             2003..........................     67,600
             2004..........................      8,600
             Thereafter....................     89,000
                                            ----------
             Total......................... $1,119,000
                                            ==========

Year 2000 Disclosure

   During 1999, the Company completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition issues in the Company's computer systems, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, the Company has successfully managed the transition.

   Although considered unlikely, unanticipated issues in the Company's operations, including problems associated with its major vendors and suppliers and disruptions to the economy in general, could still occur despite efforts to date to achieve Year 2000 readiness. The Company will continue to monitor its computer systems throughout 2000 to address Year 2000 issues.

   The costs to address the Year 2000 related issues to date were immaterial and funded through current operations. The Company does not anticipate such costs to become material in the future. Although the Company is not aware of any material operational or financial Year 2000 related issues not being addressed, the Company cannot assure that its computer systems or the computers and other systems of others upon which the Company depends will not incur Year 2000 issues, that the costs of its Year 2000 program will not become material or that the Company's alternative plans will be adequate. If any such risks (either with respect to the Company or its business partners materialize, the Company could experience material adverse consequences to its business.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that a Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Pursuant to an amendment by the FSAB, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be retroactively applied to financial statements of periods prior to adoption. The adoption of SFAS 133 will not impact the Company's consolidated financial position, results of operations or cash flows.

   Securities and Exchange Commission "SEC" Staff Accounting Bulletin No. 101 "SAB No. 101". In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 and report a change in accounting principle in the first quarter of 2000. Under SAB 101, registration fees will be recognized ratably over the life of the course rather than in the month the student starts the program. In addition, the Company will estimate refunds on tuition and textbook sales and recognize the refunds ratably over the life of the course. Also, health screen revenues will be reduced by the related health screen expenses for presentation purposes in 2000.

   The Company estimates the cumulative effect this accounting principle change will have in the first quarter of 2000 with respect to the recognition of revenue is $185,000 or $0.02 a share after tax. The accounting principle change will be recorded as a one-time charge in the first quarter of 2000. The Company estimates that the registration fee change and the allowance for tuition and textbook returns will reduce revenue by approximately $30,000 in 2000. The change in the health screen presentation in 2000 will not affect net income but will reduce revenue and the related expense by approximately the same amount in 2000. The Company estimates the total effect of the change will be approximately a $200,000 reduction of net income or $.03 a share after tax in 2000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   The Company's exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificate of deposits and cash balances. Because the Company's investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial statements.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          -----
Concorde Career Colleges, Inc. and Subsidiaries:
Report of Independent Accountants........................................ II-26
Consolidated Balance Sheet--December 31, 1999 and 1998................... II-27
Consolidated Statement of Operations--For the Three Years Ended December
 31, 1999................................................................ II-28
Consolidated Statement of Cash Flows--For the Three Years Ended December
 31, 1999................................................................ II-29
Consolidated Statement of Changes In Stockholders' Equity--For the Three
 Years Ended December 31, 1999........................................... II-30
Notes to Consolidated Financial Statements--For the Three Years Ended
 December 31, 1999....................................................... II-31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Concorde Career Colleges, Inc., and Subsidiaries:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Concorde Career Colleges, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 2, the Company changed its method of recognizing tuition revenue in 1997.

                                             PricewaterhouseCoopers LLP

Kansas City, Missouri
March 10, 2000

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 1999 and 1998

                                                          1999         1998
                                                       -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents..........................  $ 2,229,000  $ 2,433,000
  Net receivables (Note 4)
    Accounts receivable..............................   10,927,000    9,198,000
    Notes receivable.................................    2,531,000    4,071,000
    Allowance for uncollectible accounts.............   (1,234,000)  (1,696,000)
                                                       -----------  -----------
                                                        12,224,000   11,573,000
  Recoverable income taxes...........................      422,000      799,000
  Deferred income taxes (Note 8).....................      287,000      824,000
  Supplies and prepaid expenses......................      766,000      784,000
                                                       -----------  -----------
      Total current assets...........................   15,928,000   16,413,000
Fixed Assets, Net (Note 5)...........................    3,033,000    3,234,000
Intangible Assets, Net (Note 3)......................      375,000      435,000
                                                       -----------  -----------
Other Assets:
  Long-term notes receivable (Note 4)................    1,173,000      996,000
  Allowance for uncollectible notes (Note 4).........     (186,000)    (183,000)
  Other..............................................      295,000      340,000
  Deferred income taxes (Note 8).....................      832,000
                                                       -----------  -----------
      Total other assets.............................    2,114,000    1,153,000
                                                       -----------  -----------
                                                       $21,450,000  $21,235,000
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Deferred student tuition...........................  $10,249,000  $ 8,722,000
  Accrued salaries and wages.........................      410,000      680,000
  Accrued interest...................................       15,000      179,000
  Accounts payable and other accrued liabilities
   (Note 6)..........................................    1,565,000    2,147,000
                                                       -----------  -----------
      Total current liabilities......................   12,239,000   11,728,000
Long-Term Liabilities................................      300,000      332,000
Deferred Income Taxes (Note 8).......................                   139,000
Subordinated Debt Due to Related Party Cahill-
 Warnock.............................................    3,500,000    3,500,000
                                                       -----------  -----------
Commitments and Contingencies (Notes 5, 7, 9, and 11)
Stockholders' Equity:
  Preferred Stock, ($.10 par value, 600,000 shares
   authorized) Class B,
   55,147 shares issued and outstanding..............        6,000        6,000
  Common stock, $.10 par value, 19,400,000 shares
   authorized, 7,941,923 shares issued and 7,916,123
   shares outstanding in 1999 (7,254,626
   shares issued and 7,227,826 shares outstanding in
   1998).............................................      794,000      725,000
  Capital in excess of par...........................    8,589,000    8,143,000
  Accumulated deficit................................   (3,919,000)  (3,277,000)
  Less-treasury stock, 25,800 shares in 1999 and
   26,800 in 1998, at cost...........................      (59,000)     (61,000)
                                                       -----------  -----------
      Total stockholders' equity.....................    5,411,000    5,536,000
                                                       -----------  -----------
                                                       $21,450,000  $21,235,000
                                                       ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Three Years Ended December 31, 1999

                                               Years Ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
Net Revenues............................  $35,948,000  $34,306,000  $37,715,000
Costs and Expenses:
  Instruction costs and services........   13,988,000   12,801,000   13,231,000
  Selling and promotional...............    5,683,000    5,554,000    5,406,000
  General and administrative............   16,007,000   16,407,000   16,853,000
  Provision for uncollectible accounts..      812,000    1,314,000    1,436,000
                                          -----------  -----------  -----------
    Total Expenses......................   36,490,000   36,076,000   36,926,000
                                          -----------  -----------  -----------
Operating Income (Loss).................     (542,000)  (1,770,000)     789,000
Interest Expense........................      171,000      188,000      454,000
                                          -----------  -----------  -----------
Income (Loss) Before Income Taxes and
 Gain on Sale of Assets.................     (713,000)  (1,958,000)     335,000
Gain on Sale of Assets..................                                313,000
                                          -----------  -----------  -----------
Income (Loss) Before Income Taxes.......     (713,000)  (1,958,000)     648,000
Benefit for Income Taxes................     (236,000)    (746,000)    (288,000)
                                          -----------  -----------  -----------
Income (Loss) Before Cumulative Effect
 of Change in Accounting Principle......     (477,000)  (1,212,000)     936,000
Cumulative Effect on Prior Years (to
 December 31, 1996) of Change in Revenue
 Recognition Method, Net of Tax.........                               (659,000)
                                          -----------  -----------  -----------
Net Income (Loss).......................  $  (477,000) $(1,212,000) $   277,000
                                          ===========  ===========  ===========
Weighted Average Shares Outstanding:
  Basic.................................    7,815,000    7,181,000    7,034,000
  Diluted...............................    7,815,000    7,181,000   11,115,000
Basic Earnings (Loss) Per Share: (Note
 10)
  Income (Loss) before cumulative effect
   of change in accounting principle....  $      (.08) $      (.19) $       .28
  Cumulative effect on prior years (to
   December 31, 1996) of change in
   revenue recognition method...........                                   (.09)
                                          -----------  -----------  -----------
Net Income (Loss) Per Share.............  $      (.08) $      (.19) $       .19
                                          ===========  ===========  ===========
Diluted Earnings (Loss) Per Share: (Note
 10)
  Income (Loss) before cumulative effect
   of change in accounting principle....  $      (.08) $      (.19) $       .20
  Cumulative effect on prior years (to
   December 31, 1996) of change in
   revenue recognition method...........                                   (.06)
                                          -----------  -----------  -----------
Net Income (Loss) Per Share.............  $      (.08) $      (.19) $       .14
                                          ===========  ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For the Three Years Ended December 31, 1999

                                                Years Ended December 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           -----------  -----------  ----------
Cash flows--operating activities:
  Net income (Loss)......................  $  (477,000) $(1,212,000) $  277,000
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities--
  Gain on sale of assets.................                              (313,000)
  Depreciation and amortization..........    1,109,000      985,000   1,185,000
  Provision for uncollectible accounts...      812,000    1,314,000   1,436,000
  Cumulative effect of change in
   accounting principle..................                               659,000
  Deferred income taxes..................     (434,000)     454,000     (89,000)
  Change in assets and liabilities--
  (Increase) decrease in receivables,
   net...................................   (1,637,000)     648,000  (1,408,000)
  Increase (decrease) in deferred student
   tuition...............................    1,527,000   (2,156,000)   (189,000)
  (Increase) decrease in income taxes
   payable/recoverable...................      377,000     (459,000)   (779,000)
  Other changes in assets and
   liabilities, net......................     (717,000)  (1,020,000)    378,000
                                           -----------  -----------  ----------
    Total adjustments....................    1,037,000     (234,000)    880,000
                                           -----------  -----------  ----------
  Net operating activities...............      560,000   (1,446,000)  1,157,000
                                           -----------  -----------  ----------
Cash Flows--Investing Activities:
  Proceeds from sale of assets...........                             1,025,000
  Capital expenditures...................     (889,000)  (1,527,000) (1,417,000)
                                           -----------  -----------  ----------
    Net investing activities.............     (889,000)  (1,527,000)   (392,000)
                                           -----------  -----------  ----------
Cash flows--Financing Activities:
  Principal payments on debt.............                            (2,819,000)
  Preferred stock redemption.............                            (1,769,000)
  Class B preferred stock issued, net....                             1,441,000
  Subordinated debt issued to
   Cahill/Warnock........................                             3,500,000
  Stock options exercised................       98,000       13,000      14,000
  Stock purchase plan....................       27,000
                                           -----------  -----------  ----------
    Net financing activities.............      125,000       13,000     367,000
                                           -----------  -----------  ----------
Net Increase (Decrease) in Cash and Cash
 Equivalents.............................     (204,000)  (2,960,000)  1,132,000
Cash and Cash Equivalents at Beginning of
 Period..................................    2,433,000    5,393,000   4,261,000
                                           -----------  -----------  ----------
Cash and Cash Equivalents at End of
 Period..................................  $ 2,229,000  $ 2,433,000  $5,393,000
                                           ===========  ===========  ==========
Supplemental Disclosures of Cash Flow
 Information.............................
Cash Paid During the Year for:
  Interest...............................  $   335,000  $   177,000  $  264,000
  Income taxes...........................  $    19,000  $   249,000  $  653,000

 The accompanying notes are an integral part of these consolidated statements.

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Three Years Ended December 31, 1999

                                             Capital
                         Preferred  Common  in Excess  Accumulated  Treasury
                           Stock    Stock     of Par     Deficit     Stock       Total
                         --------- -------- ---------- -----------  --------  -----------
Balance, December 31,
 1996...................  $26,000  $699,000 $7,736,000 $(1,628,000) $(61,000) $ 6,772,000
  Net Income............                                   277,000                277,000
  Class A Preferred
   Stock Redemption.....  (26,000)                      (1,276,000)            (1,302,000)
  Class A Preferred
   Dividend Payments....                                  (467,000)              (467,000)
  Class B Preferred
   Stock Issuance.......    6,000            1,435,000                          1,441,000
  Class B Preferred
   Stock Accretion......                       105,000    (105,000)
  Stock Options
   Exercised............             14,000                                        14,000
                          -------  -------- ---------- -----------  --------  -----------
Balance, December 31,
 1997...................    6,000   713,000  8,000,000  (1,923,000)  (61,000)   6,735,000
  Net Loss..............                                (1,212,000)            (1,212,000)
  Class B Preferred
   Stock Accretion......                       142,000    (142,000)
  Stock Options
   Exercised............             12,000      1,000                             13,000
                          -------  -------- ---------- -----------  --------  -----------
Balance, December 31,
 1998...................    6,000   725,000  8,143,000  (3,277,000)  (61,000)   5,536,000
  Net Loss..............                                  (477,000)              (477,000)
  Class B Preferred
   Stock Accretion......                       165,000    (165,000)
  Stock Options
   Exercised............             64,000    260,000                            324,000
  Employee Stock
   Purchase Plan........              5,000     22,000                             27,000
  Treasury Stock Issued.                       (1,000)                 2,000        1,000
                          -------  -------- ---------- -----------  --------  -----------
Balance, December 31,
 1999...................  $ 6,000  $794,000 $8,589,000 $(3,919,000) $(59,000) $ 5,411,000
                          =======  ======== ========== ===========  ========  ===========


 The accompanying notes are an integral part of these consolidated statements.

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Years Ended December 31, 1999

1. Basis of Presentation and Transactions with CenCor, Inc.:

 Basis of Presentation

   Concorde Career Colleges, Inc. ("Concorde") and Subsidiaries (the "Company") owns and operates proprietary, post-secondary Campuses which offer career training designed to provide primarily entry-level skills readily needed in the allied health field. The Company's Campuses offer vocational training programs in six states, California, Colorado, Florida, Missouri, Oregon, and Tennessee (the "Campuses"). The Company previously offered review courses for the Certified Public Accountants ("CPA").

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

 Transactions with CenCor, Inc.

   The Chairman of the Board, President and Chief Executive Officer of the Company was also the Chairman of the Board, President and Treasurer of CenCor. The Company was previously a division of Cencor. As a result of a refinancing on February 25, 1997, the Company paid approximately $4,409,000 to CenCor. This payment satisfied all debts and obligations owned by the Company to CenCor except for an obligation to convey "written-off" receivables which was fulfilled in January 1998.

   The Company under an agreement effective October 1995 subleased space to CenCor. The Company and CenCor do not allocate charges to each other, otherwise share expenses, or have balances owing to each other. CenCor was dissolved in December 1999.

 Asset Dispositions

   On August 2, 1996, the Company sold the assets of Person/Wolinsky Associates, a wholly owned subsidiary. As a result of the sale the Company received cash proceeds of $879,000. The loss from the sale was $124,000 before income taxes. In addition, a $750,000 non-compete agreement was payable to the Company in ten equal annual installments commencing December 15, 1996. The first four $75,000 payments were received as scheduled. The income from the non-compete agreement was being recognized as the payments were earned over the legally enforceable period.

   During March 2000, the Company entered into negotiations with Person/Wolinsky, Inc. to satisfy all contractual obligations between Person/Wolinsky, Inc. and the Company for a cash payment of $200,000 payable during March 2000. The non-compete agreement will remain in effect as part of this settlement.

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

   Most students enrolled at the Company's Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 1999 management estimates that 80 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 20 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

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

   Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates. It is not practicable to determine the fair value of notes receivables without incurring excessive costs. The Company has no quoted market prices or dealer quotes to compare similar loans made to borrowers with similar credit ratings. In addition, the Company cannot readily establish a pattern of future cash flows to estimate fair value. However, management believes that the carrying amounts (net of allowance for doubtful accounts) recorded at December 31, 1999, are not impaired and are not materially different from their corresponding fair values.

 Depreciation and Amortization

   Furniture and equipment is depreciated over the estimated useful lives of the assets (3 to 10 years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful life or terms of the related leases.

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

 Acquisitions

   All prior period acquisitions have been accounted for by the purchase method, under which a portion of the purchase price is assigned to net tangible assets acquired to the extent of their estimated values. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The excess of the purchase price over net tangible assets acquired is amortized over 5 to 20 years. The total amount of amortization expense was $60,000 in 1999, $159,000 in 1998 and $174,000 in 1997.

3. Intangible Assets:

   Intangible assets consist of the following at December 31:

                                                               1999     1998
                                                             -------- ---------
      Goodwill.............................................. $913,000 $ 913,000
      Less accumulated amortization.........................  538,000   478,000
                                                             -------- ---------
        Net intangibles..................................... $375,000 $ 435,000
                                                             ======== =========

4. Receivables:

   Changes in the allowance for uncollectible accounts were as follows for the year ended December 31:

                                                           1999         1998
                                                        -----------  ----------
      Beginning balance................................ $ 1,696,000  $1,309,000
      Provision for uncollectible accounts.............     747,000   1,284,000
      Charge-offs......................................  (1,209,000)   (897,000)
                                                        -----------  ----------
                                                         $1,234,000  $1,696,000
                                                        ===========  ==========

   Changes in the allowance for uncollectible notes were as follows for the year ended December 31:

                                                             1999       1998
                                                           ---------  ---------
      Beginning balance................................... $ 183,000  $ 616,000
      Provision for uncollectible notes...................    65,000     30,000
      Charge-offs.........................................   (62,000)  (463,000)
                                                           ---------  ---------
                                                           $ 186,000  $ 183,000
                                                           =========  =========

5. Fixed Assets:

   Fixed assets consist of the following at December 31:

                                                              1999       1998
                                                           ---------- ----------
      Furniture and equipment............................. $6,094,000 $5,583,000
      Leasehold improvements..............................  2,682,000  2,535,000
                                                           ---------- ----------
        Gross fixed assets................................  8,776,000  8,118,000
      Less accumulated depreciation and amortization......  5,743,000  4,884,000
                                                           ---------- ----------
        Net fixed assets.................................. $3,033,000 $3,234,000
                                                           ========== ==========

   The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for these leases was $2,876,000 in 1999, $2,709,000 in 1998 and $2,737,000 in 1997.
Aggregate minimum future rentals payable under the operating leases at December 31, 1999, were:

      2000........................................................... $2,426,000
      2001...........................................................  2,081,000
      2002...........................................................  1,777,000
      2003...........................................................  1,261,000
      2004...........................................................  1,022,000
      2005 and thereafter............................................  7,798,000

6. Accounts Payable and Other Accrued Liabilities:

   Accounts Payable and Other Accrued Liabilities consist of the following at December 31:

                                                             1999       1998
                                                          ---------- ----------
      Accounts payable................................... $  565,000 $  696,000
      Accrued vacation...................................    621,000    552,000
      Other accrued liabilities..........................    215,000    703,000
      Accrued other taxes................................     23,000     27,000
      Accrued health expense.............................    141,000    169,000
                                                          ---------- ----------
      Accounts payable and accrued liabilities........... $1,565,000 $2,147,000
                                                          ========== ==========

7. Long-Term Debt and Refinancing:

   Long-term debt consists of the following at December 31:

                                                             1999       1998
                                                          ---------- ----------
      Subordinated debenture, five percent, due February
       2003.............................................  $3,500,000 $3,500,000
                                                          ========== ==========


 Cahill, Warnock Transactions

   On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. Approximately $4.4 million of the Cahill-Warnock transaction funds were used to satisfy Cencor obligations. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998, at an exercise price of $1.36 per share of Common Stock. No warrants were exercised as of December 31, 1999.

   The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being amortized over the period from issuance until the perpetual dividends are payable in 2003 to yield a constant dividend rate of 15%. The amortization is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The amortization was $165,000 and $142,000 for the years ended December 31, 1999 and 1998, respectively. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date.

 Other

   In conjunction with the refinancing, the Company negotiated a $3,000,000 secured revolving credit facility on March 13, 1997, with Security Bank of Kansas City. This facility expires on April 30, 2000 and the Company expects to renew or replace the facility. Funds borrowed under this facility will be used for working capital purposes. This facility has an interest rate of prime plus one percent and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of subsidiaries. The Company had not borrowed any funds under this facility as of December 31, 1999. However, the available credit was reduced to approximately $2,400,000 when the facility was amended on December 28, 1998. The amendment reduced the maximum credit available by the stated amount of the issued and outstanding letter of credit or replacement letter of credit discussed below.

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

8. Income Taxes:

   The income tax benefit, excluding the cumulative effect of a change in accounting method, for the three years ended December 31, 1999, consist of the following:

                                               1999        1998        1997
                                             ---------  -----------  ---------
   Current tax expense (benefit)
     Federal................................ $ 165,000  $(1,161,000) $(210,000)
     State..................................    33,000      (39,000)    11,000
                                             ---------  -----------  ---------
                                               198,000   (1,200,000)  (199,000)
   Deferred tax expense (benefit)
     Federal................................  (367,000)     515,000   (134,000)
     State..................................   (67,000)     (61,000)    45,000
                                             ---------  -----------  ---------
                                              (434,000)     454,000    (89,000)
                                             ---------  -----------  ---------
   Tax provision (benefit).................. $(236,000) $  (746,000) $(288,000)
                                             =========  ===========  =========

   The Company's effective income tax expense (benefit) rate, excluding the cumulative effect of a change in accounting method, differs from the federal statutory rate of 34% for the three years ended December 31, 1999, as follows:

                                                 1999       1998       1997
                                              ----------  ---------  ---------
   Provision at federal statutory rate....... $ (243,000) $(665,000) $ 220,000
   State taxes, net of federal benefit.......    (55,000)  (120,000)    36,000
   Goodwill amortization.....................     52,000     52,000     39,000
   Tax contingency release...................                         (650,000)
   Other, net................................     10,000    (13,000)    67,000
                                              ----------  ---------  ---------
                                              $(236,000)  $(746,000) $(288,000)
                                              ==========  =========  =========

   During the third quarter of 1997, the Company and the Internal Revenue Service ("IRS") signed agreements relating to outstanding tax issues for tax years 1988 through 1992. During the course of this examination, which was initiated in 1992, the Company recorded loss contingencies for additional interest and income taxes. As a result of the final agreement, the Company released tax contingencies during 1997 of $650,000.

   In September 1999, the IRS notified the Company that its Federal tax return was being examined for the years ended December 31, 1996, 1997 and 1998. The Company recently completed the audit and no material changes or liabilities were incurred.

   Deferred tax assets and liabilities consisted of the following at December
31:

                                               1999        1998        1997
                                            ----------  ----------  ----------
     Credit losses......................... $   98,000  $  146,000  $  693,000
     Deferred student tuition..............    198,000     297,000     396,000
     AMT credit carryforward...............    331,000     340,000
     Depreciation and amortization.........                            150,000
     NOL carryforward......................    600,000
     Other expenses currently deductible
      for financial reporting purposes but
      not for tax..........................    268,000     449,000     365,000
                                            ----------  ----------  ----------
       Net assets..........................  1,495,000   1,232,000   1,604,000
   Depreciation and amortization...........   (232,000)   (248,000)
     Other expenses currently deductible
      for tax but not for financial
      reporting purposes...................   (144,000)   (299,000)   (465,000)
                                            ----------  ----------  ----------
       Net................................. $1,119,000  $  685,000  $1,139,000
                                            ==========  ==========  ==========

   At December 31, 1999, deferred tax assets included $287,000 current assets and $832,000 non-current assets.

   The Company provided no valuation allowance against deferred tax assets recorded as of December 31, 1999, as management believes that it is more likely than not that all deferred assets will be fully realizable in future tax periods.

   At December 31, 1999, the Company had various federal and state net operating loss ("NOL") carryforwards available to offset future taxable income. The Company has approximately $1,200,000 of NOL carryforwards for federal purposes. Portions of the federal NOL are subject to utilization limitations. However, the deferred tax asset related to the federal NOL is expected to be fully realized as such losses do not begin expiring until the 2018 tax year. The majority of the federal NOL does not expire until the 2019 tax year.

   The Company also has NOL carryforwards for state purposes. The deferred tax asset related to the state NOL is expected to be fully realized as well. At December 31, 1999, the Company had approximately $331,000 alternative minimum tax credit carryforwards available to reduce future federal income tax liabilities. Under current Federal income tax law, the alternative minimum tax credit can be carried forward indefinitely.

9. Stock Option Plans:

   During 1998 the Company's shareholders approved an employee stock purchase plan (the "Purchase Plan"). The Purchase Plan allows employees of the Company to purchase shares of the Company's common stock at periodic intervals, generally quarterly, through payroll deductions. The purchase price per share is the lower of 95% of the closing price on the offering commencement date or termination date. The Purchase Plan expires in 2003 and permits a maximum of 50,000 shares to be issued each year. In 1998, no shares were issued. In 1999, 49,647 shares of stock were issued under this plan at exercise prices between $.48 and $.60.

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

   In 1994, the Company's Compensation Committee (the "Compensation Committee") awarded to an officer of the Company the option to purchase 750,000 shares pursuant to a stock option plan (the "1994 Option Plan") which was approved at the 1994 stockholders meeting. Under the option's terms, the officer was granted the right to immediately exercise a portion of the option to purchase 300,000 shares (granted at 110% of fair market value). Vesting of the right to purchase the remaining 450,000 shares was based on performance of the Company through 1996. Of the shares subject to annual performance vesting, 150,000 shares failed to vest and lapsed in 1994, as the Company did not attain required performance objectives. These shares were returned to the plan for future issuance. The Company met the performance criteria during 1995 and 1996. As a result 150,000 shares were vested in each year and the Company recognized additional compensation expense of $113,000 in 1996 and $71,000 in 1995. The officer exercised the right to purchase these 600,000 shares of stock at an exercise price of $.15 in 1999. In 1997, the Compensation Committee awarded the same officer the option to purchase an additional 400,000 shares at an exercise price of $1.09. The market value on the date of grant was $0.99. Under the terms of the option, the officer was granted the right to immediately exercise a portion of the option (80,000 shares). Vesting of the right to purchase the remaining 320,000 shares is based upon lapse of time through the following four years.

   During 1999, the Company awarded the three non-officer Directors the option to purchase 8,333 shares each pursuant to a non-qualified stock option agreement. Under the agreement the three Director's were granted the right to immediately exercise 8,333 shares each at an exercise price of $0.56. The market value on the date of grant equaled the exercise price.

   Also during 1997, the Compensation Committee awarded another officer of the Company the option to purchase 575,000 shares pursuant to a non-qualified stock option agreement. Under the agreement the officer was granted the right to immediately exercise 115,000 shares at an exercise price of $1.00. The right to exercise the remaining shares vests ratably over the next four years at an exercise price of $1.375. The market value on the date of grant was $1.375. The Company recognized $43,000 of compensation expense in 1997. The officer resigned during 1998. As a result, the option to purchase 345,000 of the shares was cancelled during 1998. The remaining 230,000 shares expired in February 1999.

   The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation expense has been recognized for the 1998 Option Plan or 1988 Option Plan as the exercise price equals the stock price on the date of grant. Also, no compensation expense has been recognized for the employee stock purchase plan because the purchase plan qualifies as a non-compensatory plan. Compensation expense has been recorded for the 1994 Option Plan performance based options and the 1997 non-qualified options as noted above. Had compensation expense been determined for stock options granted in 1999, 1998, and 1997 and the employee stock purchase plan based on the fair value at grant dates consistent with Statement of Financial Accounting Standards ("SFAS 123") "Accounting for Stock Based Compensation," the Company's pro forma net income (loss) before cumulative effect of change in accounting principle and basic and diluted earnings per share for the three years ended December 31, 1999, 1998, and 1997 would have been as presented below:

                                                      Pro forma EPS
                                               Twelve Months Ended December
                                                           31,
                                              --------------------------------
                                                1999        1998        1997
                                              ---------  -----------  --------
      Pro forma income (loss) before
       cumulative effect of change in
       accounting principle.................. $(570,000) $(1,284,000) $482,000
                                              =========  ===========  ========
      Pro forma Basic Earnings Per Share..... $   (0.09) $     (0.20) $   0.22
                                              =========  ===========  ========
      Pro forma Diluted Earnings Per Share... $   (0.09) $    (0.20)  $   0.16
                                              =========  ===========  ========

The pro forma amounts were estimated for common stock options using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998, and 1997:

                                                            1999   1998   1997
                                                            -----  -----  -----
      Weighted average expected life (years)...............     6      6      6
      Expected Volatility..................................   117%   158%   207%
      Annual Dividend per share............................     0      0      0
      Risk free interest rate..............................  6.59%  4.73%  5.74%
      Weighted average fair value of options granted....... $0.45  $1.14  $1.21

The pro forma amounts for the employee stock purchase plan were estimated using the Black-Scholes option-pricing model with the following assumptions for 1999:

                                                                          1999
                                                                          -----
      Weighted average expected life (years).............................     1
      Expected Volatility................................................   118%
      Annual Dividend per share..........................................     0
      Risk free interest rate............................................  5.93%
      Weighted average fair value of options granted..................... $0.27

   The following table reflects activity in options for the three-year period ended December 31, 1999.

                                                                                   Weighted-
                                                                          Total     average
                                  1988                          1998    Number of  Exercise   Option Price
                                Plan(1)   1994 Plan    NQSO     Plan     Shares      Price     per share
                                --------  ---------  --------  -------  ---------  --------- --------------
Outstanding December 31, 1996.   481,100    600,000                     1,081,100    $0.17   $0.10 to $1.06
Exercised.....................  (136,600)                                (136,600)   $0.10   $0.10 to $0.13
Canceled......................   (50,000)                                 (50,000)   $0.34   $0.10 to $1.00
Issued........................    46,500    400,000   575,000           1,021,500    $1.24   $0.78 to $2.25
                                --------  ---------  --------  -------  ---------
Outstanding December 31, 1997.   341,000  1,000,000   575,000           1,916,000    $0.74   $0.10 to $2.25
Exercised.....................  (124,650)                                (124,650)   $0.11   $0.10 to $0.55
Canceled......................   (41,500)            (345,000)           (386,500)   $1.35   $0.10 to $2.06
Issued........................                                 176,500    176,500    $1.23   $0.84 to $1.81
                                --------  ---------  --------  -------  ---------
Outstanding December 31, 1998.   174,850  1,000,000   230,000  176,500  1,581,350    $0.56   $0.10 to $2.25
Exercised.....................   (36,650)  (600,000)                     (636,650)   $0.15   $0.10 to $0.55
Canceled......................   (20,500)            (230,000) (34,000)  (284,500)   $1.10   $0.10 to $1.81
Issued........................                         24,999  328,000    352,999    $0.52   $0.50 to $0.85
                                --------  ---------  --------  -------  ---------
Outstanding December 31, 1999.   117,700    400,000    24,999  470,500  1,013,199    $0.86   $0.10 to $2.25

-------
(1) The 1988 Plan expired in 1998.

   The following table reflects information for exercisable options for the three year period ended December 31, 1999.

                                       Range of       Shares    Weighted Average
                                    Exercise Prices Exercisable  Exercise Price
                                    --------------- ----------- ----------------
      1997.........................   $0.10-$2.25    1,012,100       $0.31
      1998.........................   $0.10-$2.25      893,375       $0.33
      1999.........................   $0.10-$2.12      380,000       $0.91

   The following table reflects option information as of December 31, 1999.

                              Shares        Average         Weighted      Shares       Weighted
   Range of                 Outstanding    Remaining        Average     Exercisable    Average
   Exercise Prices          at 12/31/99 Contractual Life Exercise Price at 12/31/99 Exercise Price
   ---------------          ----------- ---------------- -------------- ----------- --------------
                                            (Years)
   $0.10...................    53,000         3.5            $0.10         53,000       $0.10
   $0.28...................    15,500         5.1            $0.28         15,500       $0.28
   $0.50...................   273,500         9.0            $0.50            -0-         -0-
   $0.55-$0.59.............    56,199         7.0            $0.57         21,200       $0.58
   $0.63-$1.00.............    79,000         8.2            $0.79         14,500       $0.85
   $1.03...................    72,500         8.7            $1.03         17,300       $1.03
   $1.06-$1.31.............   407,000         6.2            $1.09        244,600       $1.09
   $1.81...................    43,500         8.5            $1.81          8,700       $1.81
   $2.09-$2.12.............    13,000         7.8            $2.22          5,200       $2.22

10. Earnings Per Share

   Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). A summary of the calculations of basic and diluted earnings per share for the years ended December 31, 1999, 1998, and 1997, is presented below:

                                      Basic EPS                          Diluted EPS
                               Year Ended December 31,             Year Ended December 31,
                          -----------------------------------  ----------------------------------
                             1999        1998         1997       1999        1998         1997
                          ----------  -----------  ----------  ---------  -----------  ----------
Weighted Average Shares
 Outstanding............   7,815,000    7,181,000   7,034,000  7,815,000    7,181,000   7,034,000
Options.................                                                                  968,000
Debt/Non Detachable
 Warrants...............                                                                2,179,000
Class B Preferred Stock.                                                                  934,000
                          ----------  -----------  ----------  ---------  -----------  ----------
Adjusted Weighted
 Average Shares.........   7,815,000    7,181,000   7,034,000  7,815,000    7,181,000  11,115,000
                          ----------  -----------  ----------  ---------  -----------  ----------
Income (Loss) Before
 Accounting Change......  $ (477,000) $(1,212,000) $  936,000  $(477,000) $(1,212,000) $  936,000
Class A Preferred
 Dividends..............                              (28,000)                            (28,000)
Class A Preferred Stock
 Redemption (1).........                            1,210,000                           1,210,000
Class B Preferred
 Dividends Accretion....    (165,000)    (142,000)   (105,000)  (165,000)    (142,000)
Interest on Convertible
 Debt, net of tax.......                                                                   92,000
                          ----------  -----------  ----------  ---------  -----------  ----------
Income (Loss) Available
 to Common Shareholders
 Before Accounting
 Change.................    (642,000)  (1,354,000)  2,013,000   (642,000)  (1,354,000)  2,210,000
Cumulative Effect on
 Prior Years of
 Accounting Change......                             (659,000)                           (659,000)
                          ----------  -----------  ----------  ---------  -----------  ----------
Income (Loss) Available
 to Common Shareholders.  $ (642,000) $(1,354,000) $1,354,000  $(642,000) $(1,354,000) $1,551,000
                          ==========  ===========  ==========  =========  ===========  ==========
Income (Loss) per Share
 Before Accounting
 Change.................       (0.08)       (0.19)       0.28      (0.08)       (0.19)       0.20
Cumulative per Share
 Effect of Accounting
 Change.................                                 (.09)                              (0.06)
                          ----------  -----------  ----------  ---------  -----------  ----------
Net Income (Loss) per
 Share..................  $    (0.08) $     (0.19) $     0.19  $   (0.08) $     (0.19) $     0.14
                          ==========  ===========  ==========  =========  ===========  ==========

--------
(1) Represents the excess of the carrying value of the preferred stock over the amount of cash paid to the holder of the preferred stock retired on February 25, 1997.

11. Contingencies and Litigation:

   In September 1999, the United States Internal Revenue Service (the "IRS") notified the Company that its Federal tax return was being examined for the years ended December 31, 1996, 1997 and 1998. The Company recently completed the audit and no material changes or liabilities were incurred.

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

   The Company has a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

   The San Diego Campus regained its eligibility to participate in the FFEL program in December 1999. Previously, the Campus did not maintain loan eligibility because its' Cohort Default Rates for one of the three consecutive published years, 1992, 1993, and 1994, was not below 25%. The Campus continued to operate without FFEL eligibility providing qualified students with access to Federal Pell grants and other sources of student financing, including loans made by the Campus.

   In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Several of the Company's campuses received provisional certification during 1999. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The Campuses that received provisional certification in 1999 are: Anaheim, Jacksonville, Lauderdale Lakes, Memphis, North Hollywood, Portland, San Bernardino and San Diego. The provisional certifications expire during 2001. Provisional certification was received due to default rates and financial responsibility described below. The Company does not believe provisional certification would have a material impact on its liquidity, results of operations or financial position.

   The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the HEA of 1965, and the regulations promulgated thereunder by ED subject the Campuses to significant regulatory scrutiny on the basis of numerous standards that Campuses must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

   To participate in the Title IV Programs, an institution must be accredited by an association recognized by ED. ED will certify an institution to participate in the Title IV Programs only after an institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. Under the HEA, accrediting associations are required to include the monitoring of certain aspects of Title IV Program compliance as part of their accreditation evaluations.

   Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. Changes made by the 1998 HEA reauthorization include (i) expanding the adverse effects on Campuses with high student loan default rates, (ii) increasing from 85 percent to 90 percent the portion a proprietary Campuses cash basis revenue that may be derived each year from the Title IV Programs,
(iii) revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from the Campus and (iv) giving the ED flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control. The Company believes the majority of changes made by the 1998 HEA reauthorization will have no material impact on its operations. However, the Company believes the refund revision may have a material impact on the Company's results of operations, financial condition and cash flows.

   The 1998 HEA reauthorization imposes a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under the new HEA requirements, students will be obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company expects that many withdrawing students will be unable to pay such costs and that the Company will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, the new HEA requirements could have a material adverse effect on the Company's results of operations, financial condition and cash flows beginning with the 2001 fiscal year. These new requirements contained in the 1998 HEA reauthorization must be implemented by all institutions no later than October 7, 2000, but an institution may elect to begin complying with these new standards at an earlier date. The Company does not plan to elect to comply with these new standards prior to October 7, 2000.

   ED also has established certain "Factors of Financial Responsibility" which institutions are required to meet to be eligible to participate in Title IV programs. The three principal standards of financial responsibility applicable prior to July 1, 1998 were (i) satisfy an acid test ratio of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, and (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period. An institution that is determined by the DOE not to meet any one of the standards of financial responsibility would be entitled to participate in the Title IV programs if it can demonstrate financially responsibility on an alternative basis. ED issued a new financial responsibility regulation that became effective July 1, 1998. ED instituted a transitional period which allows an institution to use either the old or new regulations for a fiscal year that begins between July 1, 1997 and June 30, 1998. This transition period applied to the Company's 1998 fiscal year. The new regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

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

   The Company was notified by the ED, during 1999, that ED does not believe the Company met the factors of financial responsibility for the year ended December 31, 1998. ED is requiring the Company to comply with the zone regulation, which requires the Company to make disbursements to students under the cash monitoring method and to provide timely notification to ED regarding several oversight and financial events. The Company's financial responsibility ratio was 1.2, which was below the 1.5 level required to avoid cash monitoring and additional reporting. However, the Company believes that financial responsibility standards were met because of the transition year regulations. ED believes the Company failed the transition year regulations. The Company has not incurred any financial impact, due to cash monitoring. There has not been a material impact to its balance sheet, cash flows or results of operations. The Company's consolidated composite score under the new financial responsibility regulations was 1.5 for the year ending December 31, 1999. The Company believes it will no longer be required to make disbursements to students under the cash monitoring method since its consolidated corporate score is 1.5.

   The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d)--(e) for the year ended December 31, 1999. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of the new legislation extending the Higher Education Act of 1965, as amended. The following table sets forth the 1999 cash revenue derived from federal Title IV student assistance program funds, non Title IV program funds and the percentage of Title IV program funds to total funds.

        Campus                     Title IV Funds Non-Title IV Funds Percentage
        ------                     -------------- ------------------ ----------
   Garden Grove, CA(1)............   $3,363,000       $  802,000        80.7%
   Denver, CO.....................    1,669,000          542,000        75.5
   Jacksonville, FL...............    1,417,000          254,000        84.8
   Kansas City, MO................    1,817,000          399,000        82.0
   Lauderdale Lakes, FL...........    2,665,000          473,000        84.9
   Memphis, TN....................    3,272,000          546,000        85.7
   North Hollywood, CA............    4,740,000        1,379,000        77.5
   Portland, OR...................    2,419,000          629,000        79.3
   San Bernardino, CA.............    4,492,000          796,000        85.0
   San Diego, CA..................      452,000          847,000        34.8
   Tampa, FL (2)..................    1,706,000          314,000        84.5

--------
(1) Formerly the Anaheim Campus.
(2) The Miami Campus is an additional location of the Tampa Campus.

 Southern Career Institute

   On May 31, 1990, a wholly-owned subsidiary of the Company, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc. ("SCI"), a proprietary, postsecondary vocational home-study school specializing in paralegal education. In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the ED alleging that commencing June 1, 1990. SCI was ineligible to participate in federal student financial assistance programs.

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

   During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. The plaintiffs have initiated efforts to begin to move the cases forward; however, pleadings are not resolved and none are close to being ready for trial. Several plaintiffs dropped from the case over time. The Company made offers in 1999 to the remaining plaintiffs to settle all claims for $750 per plaintiff (which included all attorneys' fees and costs) and forgiveness of any debt due the Company from that plaintiff. Thirty nine of the plaintiffs accepted the offer. The remaining plaintiffs currently number
43. On February 11, 2000 the court issued a decision dismissing the plaintiffs fraud and misrepresentation allegations against the Company in one of the cases. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend them vigorously.

   The Company has a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

   The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

12. Quarterly Financial Information (unaudited):

1999                           March 31    June 30    September 30 December 31
----                          ----------  ----------  ------------ -----------
Operating revenue............ $8,315,000  $8,562,000   $9,763,000  $ 9,308,000
                              ==========  ==========   ==========  ===========
Income (loss) before income
 taxes....................... $ (594,000) $ (300,000)  $  224,000  $   (43,000)
                              ==========  ==========   ==========  ===========
Net income (loss)............ $ (362,000) $ (183,000)  $  136,000  $   (68,000)
                              ==========  ==========   ==========  ===========
Basic earnings (loss) per
 share....................... $     (.05) $     (.03)  $      .01  $      (.01)
                              ==========  ==========   ==========  ===========
Diluted earnings (loss) per
 share....................... $     (.05) $     (.03)  $      .01  $      (.01)
                              ==========  ==========   ==========  ===========
1998
----
Operating revenue............ $9,094,000  $8,339,000   $8,642,000  $ 8,231,000
                              ==========  ==========   ==========  ===========
Income (loss) before income
 taxes....................... $  145,000  $ (741,000)  $ (355,000) $(1,007,000)
                              ==========  ==========   ==========  ===========
Net income (loss)............ $   89,000  $ (453,000)  $ (216,000) $  (632,000)
                              ==========  ==========   ==========  ===========
Basic earnings (loss) per
 share....................... $      .01  $     (.07)  $     (.04) $      (.09)
                              ==========  ==========   ==========  ===========
Diluted earnings (loss) per
 share....................... $      .01  $     (.07)  $     (.04) $      (.09)
                              ==========  ==========   ==========  ===========
1997
----
Operating revenue............ $9,388,000  $9,220,000   $9,319,000  $ 9,788,000
                              ==========  ==========   ==========  ===========
Income (loss) before income
 taxes....................... $  658,000  $  (63,000)  $  (67,000) $   120,000
                              ==========  ==========   ==========  ===========
Income (loss) before
 cumulative effect of change
 in accounting principle..... $  480,000  $  (55,000)  $  517,000  $    (6,000)
                              ==========  ==========   ==========  ===========
Cumulative effect of change
 in accounting principle..... $ (659,000) $            $           $
                              ==========  ==========   ==========  ===========
Net income (loss)............ $ (179,000) $  (55,000)  $  517,000  $    (6,000)
                              ==========  ==========   ==========  ===========
Basic earning (loss) per
 share:
  Income (loss) before
   cumulative effect of
   change in accounting
   principle................. $      .24  $     (.01)  $      .07  $      (.01)
                              ==========  ==========   ==========  ===========
  Cumulative effect of change
   in accounting principle... $     (.10) $            $           $
                              ==========  ==========   ==========  ===========
  Net income (loss).......... $      .14  $     (.01)  $      .07  $      (.01)
                              ==========  ==========   ==========  ===========
Dilutive earning (loss) per
 share:
  Income (loss) before
   cumulative effect of
   change in accounting
   principle................. $      .18  $     (.01)  $      .05  $      (.01)
                              ==========  ==========   ==========  ===========
  Cumulative effect of change
   in accounting principle... $     (.07) $            $           $
                              ==========  ==========   ==========  ===========
  Net income (loss).......... $      .11  $     (.01)  $      .05  $      (.01)
                              ==========  ==========   ==========  ===========

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                                                   (Exhibit 23)

                      CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-26093) of Concorde Career Colleges, Inc. of our report dated March 10, 2000 relating to the financial statements and financial statement schedules, which appear in this Form 10-K.

PricewaterhouseCoopers LLP

Kansas City, Missouri
March 28, 2000

                                   PART III

Item 11. Directors and Executive Officers of the Registrant

   Information regarding Directors and Executive Officers is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the headings: DIRECTORS and EXECUTIVE OFFICERS.

Item 12. Executive Compensation

   Information regarding Executive Compensation is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the heading: EXECUTIVE COMPENSATION AND OTHER INFORMATION (specifically excluding disclosures in such section relating to Item 402(I), (k), and (l) of Regulation S-K.)

Item 13. Security Ownership of Certain Beneficial Owners and Management

   Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Company's definitive proxy statement. This information can be found in the proxy statement under the headings: PROXY STATEMENT and STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Item 14. Certain Relationships and Related Transactions

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

Description                                                                Page
-----------                                                                ----
1. Financial Statements:

   Concorde Career Colleges, Inc. and Subsidiaries
    Report of Independent Accountants..................................... II-16
    Consolidated Balance Sheet............................................ II-17
    Consolidated Statement of Operations.................................. II-19
    Consolidated Statement of Cash Flows.................................. II-21
    Consolidated Statement of Changes In Stockholders' Equity............. II-22
    Notes to Consolidated Financial Statements............................ II-23

2. Financial Statement Schedules:

   Concorde Career Colleges, Inc. and Subsidiaries

   Schedules have been omitted as not applicable or not required under the instructions contained in Regulations S-X or the information is included elsewhere in the financial statements or notes thereto.

3. Exhibits:

  Exhibit
  Number                             Description
  -------                            -----------
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

 4(e)--    Certificate of Designation of Class B Convertible Preferred
           Stock. (Incorporated by reference to Exhibit 4(e) of the Annual Report on Form 10-K for the year ended December 31,
           1996).

 4(f)--    Specimen Class B Convertible Preferred Stock Certificate.
           (Incorporated by reference to Exhibit 4(f) of the Annual
           Report on Form 10-K for the year ended December 31, 1996.)

 4(g)-- Subordinated Debenture in principal amount of $3,316,250 made by the Company dated February 25, 1997 to Cahill, Warnock
           Strategic Partners Fund, L.P. (Incorporated by reference to
           Exhibit 4(g) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

 4(h)-- Subordinated Debenture in principal amount of $183,750 made by the Company dated February 25, 1997 to Strategic Associates,
           L.P. (Incorporated by reference to Exhibit 4(h) of the Annual
           Report on Form 10-K for the year ended December 31, 1996.)

 4(i)-- Common Stock Purchase Warrant dated February 25, 1997 issued to Cahill, Warnock Strategic Partners Fund, L.P., granting the right to purchase up to 2,483,419 shares of the Company's
           Common Stock. (Incorporated by reference to Exhibit 4(i) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

 4(j)-- Common Stock Purchase Warrant dated February 25, 1997 issued to Strategic Associates, L.P., granting the right to purchase up to 135,110 shares of the Company's Common Stock.

 4(k)-- Registration Rights Agreement dated February 25, 1997 issued among the Company; Cahill, Warnock Strategic Partners Fund,
           L.P.; and Strategic Associates, L.P. (Incorporated by reference to Exhibit 4(k) of The Annual Report on Form 10-K for the year ended December 31, 1996.)

 Exhibit Number                         Description
 --------------                         -----------

    9(a)-- Stockholders' Agreement dated February 25, 1997 among the Company, Cahill, Warnock Strategic Partners Fund,
                 L.P. , Strategic Associates, L.P., Jack L. Brozman, The
                 Estate of Robert F. Brozman and the Robert F.Brozman
                 Trust under Agreement dated December 28, 1989 (the
                 "Stockholders Agreement Parties"). (Incorporated by reference to Exhibit 9(a) of the Annual Report on Form
                 10-K for the year ended December 31, 1996.)

    9(b)--       Agreement dated March 21, 1997 among the Stockholders
                 Agreement Parties and James R. Seward. (Incorporated by reference to Exhibit 4(f) of the Annual Report on Form
                 10-K for the year ended December 31, 1996.)

 **10(c)(v)--    Dr. Robert R. Roehrich Employment Agreement
                 (Incorporated by Reference to Exhibit 10(c)(v) to the
                 Quarterly Report on Form 10-Q dated June 30, 1997.)*

   10(f)--       Second Amended and Restated Concorde Career Colleges,
                 Inc. 1988 Incentive Stock Option Plan, dated May 4, 1989
                 (Incorporated by reference to Exhibit 10 (f) (iii) to
                 Pre-effective Amendment No. 1 to Registration Statement on Form S-1 [SEC File No. 33-30002]).*

   10(g)(i)--    Concorde Career Colleges, Inc. 1994 Incentive Stock
                 Option Plan. (Incorporated by Reference to Exhibit 10(g)
                 of the Annual Report on Form 10-K for the year ended
                 December 31, 1993).*

 **10(g)(ii)--   Dr. Robert R. Roehrich Option Agreement (Incorporated by
                 Reference to Exhibit 10(g)(i) to the Quarterly Report on
                 Form 10-Q dated June 30, 1997.)*

   10(h)(i)--    Agreement for Transfer of Assets and Assumption of
                 Liabilities between CenCor and the Company dated as of
                 March 31, 1988. (Incorporated by Reference to Exhibit
                 10(d) to Registration Statement on Form S-1 [SEC File
                 No. 33-21654]).

   10(h)(ii)--   Amendment to Agreement for Transfer of Assets and
                 Assumption of Liabilities between CenCor and the Company
                 dated October 30, 1992. (Incorporated by reference to
                 Exhibit 10(g)(ii) of the Annual Report on Form 10-K for
                 the year ended December 31, 1992).

   10(h)(iii)--  Restructuring, Security and Guaranty Agreement between
                 CenCor and the Company dated October 30, 1992.
                 (Incorporated by reference to Exhibit 10(g)(iii) of the Annual Report on Form 10-K for the year ended December
                 31, 1992).

   10(h)(iv)--   First Amendment to the Restructuring, Security and
                 Guaranty Agreement dated December 30, 1993.
                 (Incorporated by reference to Exhibit 10(h)(iv) of the
                 Annual Report on Form 10-K for the year ended December
                 31, 1993).

   10(h)(v)--    Assignments of Receivable to Concorde from Guarantors,
                 dated as of December 30, 1993. (Incorporated by
                 reference to Exhibit 10(h)(v) of the Annual Report on
                 Form 10-K for the year ended December 31, 1993).

   10(h)(vi)--   Second Amendment to the Restructuring, Security and
                 Guaranty Agreement dated November 15, 1994 (Incorporated
                 by Reference to Exhibit 10(h)(vi) of the Annual Report
                 on Form 10-K for the year ended December 31, 1994).

   10(h)(vii)--  Third Amendment to the Restructuring, Security and
                 Guaranty Agreement dated July 30, 1996 (Incorporated by
                 Reference to Exhibit 2 of the Quarterly Report on
                 Form 10-Q dated June 30,1996).

   10(h)(viii)-- Fourth Amendment to the Restructuring, Security and
                 Guaranty Agreement dated December 30, 1996.
                 (Incorporated by reference to Exhibit 10(h)(viii) of the Annual Report on Form 10-K for the year ended December
                 31, 1996.)

  Exhibit
  Number                             Description
  -------                            -----------

   10(i)-- Expense Sharing Agreement dated as of January 1, 1993, between
           CenCor, Century Acceptance Corporation, La Petite Academy,
           Inc. and the Company. (Incorporated by reference to Exhibit
           10(h) to the Annual Report on Form 10-K for the year ended
           December 31, 1992).

   10(k)-- Asset Purchase Agreement dated July 10, 1996 regarding the sale of assets of Person/Wolinsky Associates, Inc.
           (Incorporated by reference to Exhibit 1 to the Quarterly
           Report on Form 10Q dated June 30, 1996).

   10(l)-- Convertible Preferred Stock Purchase Agreement dated February
           25, 1997 among Cahill, Warnock Strategic Partners Fund, L.P.,
           Strategic Associates, L.P., and the Company (the "Purchase
           Agreement Parties")

   10(m)-- Amendment No. 1 to the Convertible Preferred Stock Purchase
           Agreement dated March 21, 1997 among the Purchase Agreement
           Parties and James R. Seward. (Incorporated by reference to
           Exhibit 10(m) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

   10(n)-- Subordinated Debenture and Warrant Purchase Agreement dated as of February 25, 1997 by the Company and Cahill, Warnock
           Strategic Partners Fund, L.P. (Incorporated by reference to
           Exhibit 10(n) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

   10(o)-- Subordinated Debenture and Warrant Purchase Agreement dated as of February 25, 1997 by the Company and Strategic Associates,
           L.P. (Incorporated by reference to Exhibit 10(o) of the Annual
           Report on Form 10-K for the year ended December 31, 1996.)

   10(p)-- Revolving Credit, Security and Guaranty Agreement dated March
           13, 1997 by and among the Registrant and Security Bank of Kansas City, attached herewith. (Incorporated by reference to Exhibit 10(p) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

 **18--    Preferability Letter of Price Waterhouse LLP regarding the change in tuition income recognition (Incorporated by
           reference to Exhibit 18 to the Quarterly Report on Form 10-Q dated September 30, 1997).
--------
*Management contract or compensation plan.
**Previously filed.


b. Reports on Form 8-K

 **21--    Subsidiaries of Registrant.
   None.

   23--    Consent of PricewaterhouseCoopers LLP (filed herewith).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Concorde Career Colleges, Inc.

                                                  /s/ Jack L. Brozman
                                          By___________________________________
                                                      Jack L. Brozman
                                             Chairman of the Board Date: March
                                                         28, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                 Signature                                     Date
                 ---------                                     ----


          /s/ Jack L. Brozman                             March 28, 2000
By ________________________________________
              Jack L. Brozman
  (Chairman of the Board, Chief Executive
     Officer, President, Treasurer and
                Director)

          /s/ Paul R. Gardner                             March 28, 2000
By ________________________________________
              Paul R. Gardner
 (Vice President, Chief Financial Officer,
    and Principal Accounting Officer)

          /s/ James R. Seward                             March 28, 2000
By ________________________________________
              James R. Seward
                (Director)

          /s/ Thomas K. Sight                             March 28, 2000
By ________________________________________
              Thomas K. Sight
                (Director)

         /s/ David L. Warnock                             March 28, 2000
By ________________________________________
              David L. Warnock
                (Director)