Form 10-Q
period 2000-03-31
CONCORDE CAREER COLLEGES INC
filed 2000-05-15
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 2000          Commission File No.      0-16992
                      --------------                                   -------


                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


         Delaware                                    43-1440321
-------------------------------            ---------------------------------
(State of other jurisdiction of            (I. R. S. Employer Identification
Incorporation or Organization)             Number)



5800 Foxridge, Suite 500
Mission, Kansas                                         66202
---------------------------------------------------------------------------
(Address of Principal Executive Office)               (Zip Code)

Registrant's telephone number, including area code:     (913)  831-9977
                                                     ----------------------

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


As of May 11, 2000 Concorde Career Colleges, Inc. had 7,953,129 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.
                                   Form 10-Q
                       Three Months Ended March 31, 2000

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
Item 1. Financial Statements

     Notes to Condensed Consolidated Financial Statements
          Note 1, 2 and 3.............................................    1
          Note 4......................................................    2
     Condensed Consolidated Balance Sheets............................  3,4
     Condensed Consolidated Statements of Operations..................    5
     Condensed Consolidated Statements of Cash Flows..................    7
     Consolidated Statement of Changes in Stockholders' Equity........    8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 9

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  14

Item 2. Change in Securities...........................................  15

Item 3. Defaults Upon Senior Securities................................  15

Item 4. Submission of Matters to a Vote of Security Holders............  15

Item 5. Other Information..............................................  15

Item 6. Exhibits and Reports on Form 8-K...............................  15

Signatures.............................................................  16

     PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
Overview

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

Notes to Financial Statements

Note 1:
-------

     The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K that was filed by the Company with the Commission on March 30, 2000 (the "1999 Form 10-K") incorporated herein by reference.

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

Note 3:
-------

     On January 1, 2000, the Company adopted Securites and Exchange Commission "SEC" Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As it relates to the Company, SAB101 requires course registration fees to be recognized ratably over the life of the course rather than in the month the student starts the program. Previously, the registration fees were recognized the month the student started the program. The Company reported an $86,000, or
 .01 per share, cumulative effect of change in accounting principle, net of tax in the first quarter 2000. The impact on the first quarter revenues was a decrease of $6,000 as a result of the deferral of new student registration fees.

Note 4:
-------

     Consistent with the guidance in SAB 101, the Company now reports revenue from health screens net of the related costs provided by the companies administering health screens. Prior year information has been reclassified for comparative purposes.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999

                                  (unaudited)

                                    ASSETS


                                                             March 31,    December 31,
                                                                2000         1999
                                                            -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents...............................  $ 3,214,000   $ 2,229,000
     Accounts receivable..................................   11,618,000    10,927,000
     Notes receivable.....................................    2,584,000     2,531,000
     Allowance for uncollectible accounts.................   (1,184,000)   (1,234,000)
                                                            -----------   -----------
     Net receivables......................................   13,018,000    12,224,000
  Recoverable income taxes................................      440,000       422,000
  Deferred income taxes...................................      417,000       287,000
  Supplies and prepaid expenses...........................      667,000       766,000
                                                            -----------   -----------
     Total current assets                                    17,756,000    15,928,000

FIXED ASSETS, NET.........................................    3,079,000     3,033,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $553,000 at March 31,
  2000 and $538,000 at December 31, 1999, respectively....      360,000       375,000

OTHER ASSETS:
  Long-term notes receivable..............................    1,095,000     1,173,000
  Allowance for uncollectible notes.......................      (91,000)     (186,000)
  Deferred income taxes...................................      832,000       832,000
  Other...................................................       29,000       295,000
                                                            -----------   -----------
     Total other assets...................................    1,865,000     2,114,000
                                                            -----------   -----------
                                                            $23,060,000   $21,450,000
                                                            ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH  31, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   March 31,     December 31,
                                                                     2000            1999
                                                                  -----------    ------------
CURRENT LIABILITIES:
  Deferred revenue..............................................  $11,692,000    $10,249,000
  Accrued salaries and wages....................................      780,000        410,000
  Accounts payable and other accrued liabilities................    1,702,000      1,580,000
                                                                  -----------    -----------
       Total current liabilities................................   14,174,000     12,239,000

OTHER LONG-TERM LIABILITIES.....................................      162,000        300,000
SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK..........    3,500,000      3,500,000
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, ($.10 par value, 600,000 shares authorized)
     Class B, 55,147 shares issued and outstanding..............        6,000          6,000

  Common stock, ($.10 par value, 19,400,000 shares authorized)
     7,966,429 shares issued and 7,940,629 shares outstanding...      796,000        794,000

  Capital in excess of par......................................    8,643,000      8,589,000
  Accumulated deficit...........................................   (4,162,000)    (3,919,000)
  Less-treasury stock, 25,800 shares, at cost...................      (59,000)       (59,000)
                                                                  -----------    -----------
     Total stockholders' equity.................................    5,224,000      5,411,000
                                                                  -----------    -----------
                                                                  $23,060,000    $21,450,000
                                                                  ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2000 and 1999
                                  (unaudited)

                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                             2000         1999
                                                          ----------   ----------
Net Revenues...........................................   $9,419,000   $8,143,000

Costs and Expenses:
  Instruction costs and services.......................    3,807,000    3,444,000
  Selling and promotional                                  1,568,000    1,332,000
  General and administrative...........................    4,115,000    3,632,000
  Provision for uncollectible accounts.................       66,000      284,000
                                                          ----------   ----------
  Total................................................    9,556,000    8,692,000
                                                          ----------   ----------

Operating Loss.........................................     (137,000)    (549,000)

Interest Expense.......................................       47,000       45,000
                                                          ----------   ----------

Loss Before Income Taxes and Cumulative Effect of
 Change in Accounting Principle........................     (184,000)    (594,000)

Benefit from Income Taxes..............................      (72,000)    (232,000)
                                                          ----------   ----------

Loss Before Cumulative Effect of Change in Accounting
 Principle.............................................     (112,000)    (362,000)
                                                          ----------   ----------

Cumulative Effect of Change in Accounting Principle,
 Net of Tax............................................      (86,000)
                                                          ----------   ----------

Net Loss...............................................   $ (198,000)  $ (362,000)
                                                          ==========   ==========

Weighted Average Shares Outstanding:
      Basic............................................    7,932,000    7,632,000
                                                          ==========   ==========
      Diluted..........................................    7,932,000    7,632,000
                                                          ==========   ==========

Basic Loss Per Share:

Loss Before Cumulative Effect of Change in Accounting
 Principle.............................................   $     (.02)  $     (.05)
Cumulative Effect of Change in Accounting Principle,
 Net of Tax............................................         (.01)
                                                          ----------   ----------

  Net Loss Per Share...................................   $     (.03)  $     (.05)
                                                          ==========   ==========

Diluted Loss Per Share:

Loss Before Cumulative Effect of Change in Accounting
 Principle.............................................   $     (.02)  $     (.05)
Cumulative Effect of Change in Accounting Principle,
 Net of Tax............................................         (.01)
                                                          ----------   ----------

  Net Loss Per Share...................................   $     (.03)  $     (.05)
                                                          ==========   ==========


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                           1999
                                                           ----
Pro Forma Amounts Assuming the New Method of
Recognizing Revenue is Applied Retroactively:

Net Loss                                                 $(371,000)
Net Loss Per Common Share:

  Basic............................................      $    (.05)
                                                       ==============
  Diluted..........................................      $    (.05)
                                                       ==============


  The accompanying notes are an integral part of these condensed consolidated statements.

        (The remainder of this page has been left intentionally blank.)

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (unaudited)

Cash Flows -- Operating Activities:                                                           2000              1999
                                                                                            ----------    -----------

Net loss.........................................................                          $  (198,000)        $  (362,000)
  Adjustments to reconcile net loss to net cash provided by
    operating activities --
     Cumulative effect of change in accounting principle.........                               86,000
     Depreciation and amortization...............................                              303,000             269,000
     Provision for uncollectible accounts........................                               66,000             284,000
     Deferred income taxes.......................................                             (130,000)           (232,000)
     Change in assets and liabilities --
     Increase in receivables, net................................                             (877,000)         (1,867,000)
     Increase in deferred student tuition........................                            1,357,000           1,724,000
     Increase in income taxes recoverable........................                              (18,000)             (4,000)
     Other changes in assets and liabilities, net................                              719,000             345,000
                                                                                           ------------        ------------
           Total adjustments.....................................                            1,506,000             519,000
                                                                                           ------------        ------------
     Net operating activities....................................                            1,308,000             157,000
                                                                                           ------------        ------------

Cash Flows -- Investing Activities:
  Capital expenditures...........................................                             (334,000)           (215,000)
                                                                                           ------------        ------------
           Net investing activities..............................                             (334,000)           (215,000)
                                                                                           ------------        ------------

Cash Flows -- Financing Activities:
  Stock options exercised........................................                                2,000              98,000
  Stock purchase plan............................................                                9,000
                                                                                           ------------        ------------
           Net financing activities..............................                               11,000              98,000
                                                                                           ------------        ------------

Net Increase In Cash and Cash Equivalents........................                              985,000              40,000

Cash and Cash Equivalents at Beginning of Period.................                            2,229,000           2,433,000
                                                                                           ------------        ------------

Cash and Cash Equivalents at End of Period.......................                          $ 3,214,000         $ 2,473,000
                                                                                           ============        ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
     Interest....................................................                          $    46,000         $   194,000
     Income taxes................................................                               24,000               5,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY'
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)

                                                             Capital
                                      Preferred   Common    in Excess   Accumulated    Treasury
                                        Stock      Stock      of Par      Deficit       Stock        Total
                                      ---------  ---------  ----------  ------------  ----------  -----------
BALANCE, December 31, 1999...........     $6,000   $794,000  $8,589,000  $(3,919,000)   $(59,000)  $5,411,000

  Net Loss...........................                                       (198,000)                (198,000)

  Class B Preferred Stock Accretion..                            45,000      (45,000)

  Stock Options Exercised............                 1,000       1,000                                 2,000

  Employee Stock Purchase Plan.......                 1,000       8,000                                 9,000
                                         --------  --------  ----------  -----------   ---------   ----------

BALANCE, March 31, 2000..............     $6,000   $796,000  $8,643,000  $(4,162,000)   $(59,000)  $5,224,000
                                         ========  ========  ==========  ===========   =========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


          (The remainder of this page was left intentionally blank.)

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations                      '
          ---------------------

          The Company owns and operates eleven proprietary postsecondary campuses that offer career vocational education, primarily in the allied health field (the "Campuses").

          The following table presents the relative percentage of revenues of certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

                                                                            Three Months
                                                                          Ended March 31,
                                                                          ----------------
                                                                         2000         1999
                                                                        ------       ------
Revenue..........................................................       100.0%       100.0%

Operating expenses:
  Instruction costs and services.................................        40.4         42.3
  Selling and promotional........................................        16.6         16.4
  General and administrative.....................................        43.8         44.4
  Provision for uncollectible accounts...........................          .7          3.5
                                                                        ------       ------
  Total operating expenses.......................................       101.5%       106.6

Operating loss...................................................        (1.5)        (6.6)

Interest expense.................................................          .5           .6
                                                                        ------       ------
Loss Before Cumulative Effect of Change in Accounting Principle..        (2.0)        (7.2)

Benefit For Income Taxes.........................................         (.8)        (2.8)
                                                                        ------       ------

Loss Before Income Taxes and Cumulative Effect of Change in
Accounting Principle.............................................        (1.2)        (4.4)

Cumulative Effect of Change in Accounting Principle, Net of Tax..         (.9)
                                                                        ------       ------

Net Loss.........................................................        (2.1)        (4.4)
                                                                        ======       ======

Results of Operations


                   QUARTER ENDED MARCH 31, 2000 COMPARED TO
                         QUARTER ENDED MARCH 31, 1999



     A net loss of $198,000 was recorded for the three months ended March 31, 2000 compared to $362,000 for the same period in 1999. The $164,000 net loss decrease was primarily due to increased revenue compared to 1999. Revenue increased 15.7% or $1,276,000 to $9,419,000 for the three months ended March 31, 2000 compared to $8,143,000 for the same period in 1999. Most of the increase was due to increased enrollments and additional average student population compared to 1999. Student enrollments increased 6.0% for the three months ended March 31, 2000 compared to the same period in 1999. The average student population increased 12.3% to 3,505 at March 31, 2000 compared to 3,121 at March 31, 1999. Total operating expenses increased $864,000 to $9,556,000 compared to $8,692,000 for the three months ended March 31, 1999. The increase was due to increased instruction costs, selling expenses and general and administrative expenses.

     Instruction costs and services - increased $363,000 or 10.5% to $3,807,000 compared to $3,444,000 in 1999. Salary and textbook expenses increased due to additional enrollments and student population. Average student population increased 12.3% to 3,505 compared to 3,121 at March 31, 1999 which resulted in the additional expenses.

     Selling and promotional - increased $236,000 to $1,568,000 compared to $1,332,000 in 1999. The increase was the result of additional admissions staff and more frequent advertising placements to increase enrollments.

     General and administrative - increased $483,000 to $4,115,000 compared to $3,632,000 in 1999. The increase was a result of additional salaries and professional fees compared to 1999.

     Provision for uncollectible accounts - decreased $218,000 or 76.8% to $66,000 compared to $284,000 in 1999. The decrease was a result of improved collection efforts and fewer notes receivables compared to 1999. The 1998 Higher Education Act ("HEA") reauthorization increased Title IV Programs cash basis revenue from 85 percent to 90 percent which resulted in the Company financing fewer students compared to 1999.

     Interest expense - increased $2,000 to $47,000 compared to $45,000 in 1999.

     Income taxes - In 2000, a tax benefit of $72,000 or 39% was recorded compared to a tax benefit of $232,000 or 39% in 1999.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,932,000 in 2000 from 7,632,000 in 1999. Basic and diluted loss per share was $.03 for the three months ended March 31, 2000 compared to $.05 for the same period in 1999. Basic and diluted loss per share is shown after a reduction for preferred stock dividends of $45,000 in 2000 and $38,000 in 1999.

     Cumulative Effect of Change in Accounting Principle - On January 1, 2000, the Company adopted Securities and Exchange Commission "SEC" Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As it relates to the Company, SAB101 requires course registration fees to be recognized ratably over the life of the course rather than in the month the student starts the program. Previously, the registration fees were recognized the month the student started the program. The Company reported an $86,000, or .01 per share, cumulative effect of change in accounting principle, net of tax in the first quarter 2000.

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

     The Company entered into an agreement with Person/Wolinsky, Inc. to satisfy certain contractual obligations between Person/Wolinsky, Inc. and the Company for a cash payment of $200,000, which was received during March 2000. The $200,000 is being recognized ratably over the remaining life of the non-compete agreement which expires August 2006.

Bank Financing

     On April 19, 2000 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's Garden Grove, California location. The letter of credit expires October 2000 and will be replaced by replacement letters of credit expiring annually through October 2004. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter can only be drawn upon if there is a default under the lease agreement.

     The Company negotiated a $3,000,000 secured revolving credit facility with Security Bank of Kansas City. This facility expires on April 30, 2001. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company may borrow approximately $2,400,000 for working capital purposes. The original amount was reduced by the Garden Grove letter of credit. The Company had not borrowed any funds under this facility as of March 31, 2000.

Cash Flows and Other

     Net cash flows provided by operating activities were $1,308,000 in 2000 compared to $157,000 in 1999. The increased cash flows are primarily a result of improved operating results and cash collections. In March 2000, the Company received $200,000 as an early payoff for the non-compete agreement with Person Wolinsky.

     Investing activities decreased cash $334,000 in 2000 compared to $215,000 in 1999. For both years, capital expenditures were primarily for additional computer equipment.

     Financing activities increased cash $11,000 in 2000 compared to $98,000 in 1999. The change is due to the number of stock options exercised in 1999.

     The Company meets its working capital, capital equipment requirements and cash requirements with funds generated internally. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

Contingencies

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

     After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of a Campus to participate in the Federal Loan Programs if the Cohort Default Rate for three consecutive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for each of the three most recent fiscal years may be used as grounds for terminating Family Federal Education Loan eligibility.

     The Company has a pending suit against the United States Department of Education ("ED") challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

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

     The 1998 HEA reauthorization imposes a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under the new HEA requirements, students will be obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company expects that many withdrawing students will be unable to pay such costs and that the Company will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, the new HEA requirements could have a material adverse effect on the Company's results of operations, financial condition and cash flows beginning with the fourth quarter of 2000. The Company is currently evaluating the impact but has not yet determined the monetary effect of this regulation. These new requirements contained in the 1998 HEA reauthorization must be implemented by all institutions no later than October 7, 2000, but an institution may elect to begin complying with these new standards at an earlier date. The Company does not plan to elect to comply with these new standards prior to October 7, 2000.

     ED also established certain "Factors of Financial Responsibility" which institutions are required to meet to be eligible to participate in Title IV programs. The three principal standards of financial responsibility applicable prior to July 1, 1998 were (i) satisfy an acid test ratio of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, and (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period. An institution that is determined by the DOE not to meet any one of the standards of financial responsibility would be entitled to participate in the Title IV programs if it can demonstrate financially responsibility on an alternative basis. ED issued a new financial responsibility regulation that became effective July 1, 1998. ED instituted a transitional period which allows an institution to use either the old or new regulations for a fiscal year that begins between July 1, 1997 and June 30, 1998. This transition period applied to the Company's 1998 fiscal year. The new regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

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

     The ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the amount on deposit in the SCI bank account which was $29,452 at March 31, 2000. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in 1997. The Company has not received any further correspondence since May 1999. SCI has notified ED that it disputes these claims.

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

Other

     During January 2000, the Company experienced water damage at one of its locations due to the negligence of work performed by persons employed by the building landlord. A claim has been filed with the appropriate insurance agencies representing those involved for damage to furniture, equipment, supplies, salary and wage expense, and lost revenue. The Company has expensed all related costs as incurred. The Company is unable to determine the likelihood of realization of the claim.

Year 2000 Disclosure

     The Company experienced no disruption of its operations as a result of Year 2000 issues related to information systems. There have been no indications that any third party upon which the Company relies, including vendors, suppliers, and financial institutions, has experienced any Year 2000 problems which would have a material impact on the future operations or financial results of the Company. The total cost of the Company's Year 2000 project was immaterial and funded through current operations, and no additional costs have been incurred. The Company does not expect any future disruptions related to Year 2000 issues either internally or from third parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

     The Company's exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificate of deposits and cash balances. Because the Company's investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments.

PART II -- OTHER INFORMATION

Item  1.   Legal Proceedings
           -----------------

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


                                DATED:   May 12, 2000

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