Form 10-Q
period 2000-06-30
CONCORDE CAREER COLLEGES INC
filed 2000-08-04
CIK 832483

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 2000           Commission File No.      0-16992
                      -------------                                    -------


                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


         Delaware                                        43-1440321
-------------------------------              ---------------------------------
(State of other jurisdiction of              (I. R. S. Employer Identification
Incorporation or Organization)               Number)


5800 Foxridge, Suite 500
Mission, Kansas                                                          66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                               (Zip Code)

Registrant's telephone number, including area code:     (913)  831-9977
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

(1)  Yes    X     No _____                     (2)   Yes     X      No _____
         ------                                    -------


As of August 4, 2000 Concorde Career Colleges, Inc. had 7,968,129 shares of Common Stock outstanding.

================================================================================

                         CONCORDE CAREER COLLEGES, INC

                                   Form 10-Q

                        Six Months Ended June 30, 2000


                                     INDEX


                        PART I - FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
Item 1.  Financial Statements
         Notes to Condensed Consolidated Financial Statements
               Note 1, 2 and 3....................................................    1
         Condensed Consolidated Balance Sheets....................................  3,4
         Condensed Consolidated Statements of Operations..........................    5
         Condensed Consolidated Statements of Cash Flows..........................    6
         Consolidated Statement of Changes in Stockholders' Equity................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................    8

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................   14

Item 2.  Change in Securities.....................................................   15

Item 3.  Defaults Upon Senior Securities..........................................   15

Item 4.  Submission of Matters to a Vote of Security Holders......................   15

Item 5.  Other Information........................................................   15

Item 6.  Exhibits and Reports on Form 8-K.........................................   15

Signatures........................................................................   16

     PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has litigation pending which arose in the normal course of business. See further discussion in Part I, Item 2 - "Contingencies", and Part II, Item 1- "Legal Proceedings".

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

Note 3:
-------

     On January 1, 2000, the Company adopted Securites and Exchange Commission "SEC" Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As it relates to the Company, SAB101 requires course registration fees to be recognized ratably over the life of the course rather than in the month the student starts the program. Previously, the registration fees were recognized the month the student started the program. The Company reported an $86,000, or
 .01 per share, cumulative effect of change in accounting principle, net of tax in the first quarter 2000. As a result of the deferral of new student registration fees, revenue increased $30,000 and $36,000 for the six months and quarter ended June 30, 2000 respectively.

     Consistent with the guidance in SAB 101, the Company now reports revenue from health screens net of the related costs provided by the companies administering health screens. Prior year information has been reclassified for comparative purposes.

     The pro forma effect of adopting SAB101 for the second quarter of 1999 would have resulted in a revenue reduction of $4,000 and net income reduction of $2,000 from the previously reported results. The pro forma effect for the six months ended June 30, 1999 would have resulted in a revenue reduction of $18,000 and net income reduction of $11,000 from the previously reported results. The pro forma effect of this change in accounting principle had no effect on the earnings per share for the quarter or six months ended June 30, 1999.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                  (unaudited)


                                    ASSETS

                                                                             June 30,      December 31,
                                                                               2000           1999
                                                                             --------      ------------
CURRENT ASSETS:
  Cash and cash equivalents..............................................   $ 3,205,000    $ 2,229,000
     Accounts receivable.................................................    12,486,000     10,927,000
     Notes receivable....................................................     2,567,000      2,531,000
     Allowance for uncollectible accounts................................    (1,063,000)    (1,234,000)
                                                                            -----------    -----------
     Net receivables.....................................................    13,990,000     12,224,000
  Recoverable income taxes...............................................                      422,000
  Deferred income taxes..................................................       417,000        287,000
  Supplies and prepaid expenses..........................................     1,140,000        766,000
                                                                            -----------    -----------
          Total current assets                                               18,752,000     15,928,000

FIXED ASSETS, NET........................................................     2,990,000      3,033,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $567,000 at June 30, 2000
  and $538,000 at December 31, 1999, respectively........................       346,000        375,000

OTHER ASSETS:
  Long-term notes receivable.............................................     1,084,000      1,173,000
  Allowance for uncollectible notes......................................       (81,000)      (186,000)
  Deferred income taxes..................................................       948,000        832,000
  Other..................................................................        26,000        295,000
                                                                            -----------    -----------
     Total other assets..................................................     1,977,000      2,114,000
                                                                            -----------    -----------
                                                                            $24,065,000    $21,450,000
                                                                            ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                  (unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,    December 31,
                                                                      2000          1999
                                                                  -----------    -----------
CURRENT LIABILITIES:
  Deferred revenue..............................................  $12,761,000    $10,249,000
  Accrued salaries and wages....................................      489,000        410,000
  Accounts payable and other accrued liabilities................    2,097,000      1,580,000
  Current income taxes payable..................................       10,000
                                                                  -----------    -----------
       Total current liabilities................................   15,357,000     12,239,000

OTHER LONG-TERM LIABILITIES.....................................      158,000        300,000
SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK..........    3,500,000      3,500,000
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, ($.10 par value, 600,000 shares authorized)
     Class B, 55,147 shares issued and outstanding..............        6,000          6,000

  Common stock, ($.10 par value, 19,400,000 shares authorized)
     7,978,929 shares issued and 7,953,129 shares outstanding...      797,000        794,000
   Capital in excess of par......................................    8,694,000      8,589,000
  Accumulated deficit...........................................   (4,388,000)    (3,919,000)
  Less-treasury stock, 25,800 shares, at cost...................      (59,000)       (59,000)
                                                                  -----------    -----------
     Total stockholders' equity.................................    5,050,000      5,411,000
                                                                  -----------    -----------
                                                                  $24,065,000    $21,450,000
                                                                  ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

             AND FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (unaudited)

                                                                      Six Months                    Three Months
                                                                     Ended June 30,                Ended June 30,
                                                                -------------------------   ---------------------------
                                                                    2000          1999         2000             1999
                                                                -----------   -----------   ----------       ----------
Net Revenue..................................................   $18,845,000   $16,569,000   $9,426,000       $8,426,000

Costs and Expenses:
  Instruction costs and services.............................     7,700,000     6,731,000    3,893,000        3,287,000
  Selling and promotional....................................     3,288,000     2,666,000    1,720,000        1,334,000
  General and administrative.................................     8,141,000     7,715,000    4,026,000        4,083,000
  Provision for uncollectible accounts.......................       106,000       261,000       40,000          (23,000)
                                                                -----------   -----------   ----------       ----------
  Total......................................................    19,235,000    17,373,000    9,679,000        8,681,000
                                                                -----------   -----------   ----------       ----------

Operating Loss...............................................      (390,000)     (804,000)    (253,000)        (255,000)

Interest Expense.............................................        91,000        90,000       44,000           45,000
                                                                -----------   -----------   ----------       ----------

Loss Before Benefit from Income Taxes and Cumulative Effect
of Change in Accounting Principle............................      (481,000)     (894,000)    (297,000)        (300,000)

Benefit from Income Taxes....................................      (189,000)     (349,000)    (117,000)        (117,000)
                                                                -----------   -----------   ----------       ----------

Loss Before Cumulative Effect of Change in Accounting
Principle....................................................      (292,000)     (545,000)    (180,000)        (183,000)
                                                                -----------   -----------   ----------       ----------

Cumulative Effect of Change in Accounting Principle, Net
Of Tax.......................................................       (86,000)
                                                                -----------   -----------   ----------       ----------

Net Loss.....................................................   $  (378,000)  $  (545,000)  $ (180,000)      $ (183,000)
                                                                ===========   ===========   ==========       ==========

Weighted Average Shares Outstanding:
      Basic..................................................     7,942,000     7,742,000    7,951,000        7,851,000
                                                                ===========   ===========   ==========       ==========
      Diluted................................................     7,942,000     7,742,000    7,951,000        7,851,000
                                                                ===========   ===========   ==========       ==========

Basic Loss Per Share:

Loss Before Cumulative Effect of Change in Accounting
Principle....................................................          (.05)         (.08)        (.03)            (.03)
Cumulative Effect of Change in Accounting Principle, Net
Of Tax.......................................................          (.01)
                                                                -----------   -----------   ----------       ----------

  Net Loss Per Share.........................................          (.06)         (.08)        (.03)            (.03)
                                                                ===========   ===========   ==========       ==========

Diluted Loss Per Share:

Loss Before Cumulative Effect of Change in Accounting
Principle....................................................          (.05)         (.08)        (.03)            (.03)
Cumulative Effect of Change in Accounting Principle, Net
Of Tax.......................................................          (.01)
                                                                -----------   -----------   ----------       ----------

  Net Loss Per Share.........................................          (.06)         (.08)        (.03)            (.03)
                                                                ===========   ===========   ==========       ==========

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (unaudited)

Cash Flows --Operating Activities:                                                    2000           1999
                                                                                      ----           ----
Net loss......................................................................   $  (378,000)   $  (545,000)
   Adjustments to reconcile net loss to net cash provided by
      operating activities -
      Cumulative effect of change in accounting principle.....................         86,000
      Depreciation and amortization...........................................        607,000        534,000
      Provision for uncollectible accounts....................................        106,000        261,000
      Deferred income taxes...................................................       (246,000)      (349,000)
      Change in assets and liabilities -
      Increase in receivables, net............................................     (1,888,000)    (2,342,000)
      Increase in deferred student tuition....................................      2,426,000      2,582,000
      Decrease in income taxes recoverable....................................        432,000          4,000
      Other changes in assets and liabilities, net............................        348,000        186,000
                                                                                  -----------    -----------
              Total adjustments...............................................      1,871,000        876,000
                                                                                  -----------    -----------
      Net operating activities................................................      1,493,000        331,000
                                                                                  -----------    -----------

Cash Flows --Investing Activities:
   Capital expenditures.......................................................       (534,000)      (410,000)
                                                                                  -----------    -----------
               Net investing activities.......................................       (534,000)      (410,000)
                                                                                  -----------    -----------

Cash Flows --Financing Activities:
   Stock options exercised....................................................          2,000        104,000
   Stock purchase plan........................................................         15,000
                                                                                  -----------    -----------
              Net financing activities........................................         17,000        104,000
                                                                                  -----------    -----------

Net Increase In Cash and Cash Equivalents.....................................        976,000         25,000

Cash and Cash Equivalents at Beginning of Period..............................      2,229,000      2,433,000
                                                                                  -----------    -----------

Cash and Cash Equivalents at End of Period....................................    $ 3,205,000    $ 2,458,000
                                                                                  ===========    ===========

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:
      Interest................................................................    $    91,000    $   239,000
      Income taxes............................................................         37,000         11,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (unaudited)

                                                             Capital
                                      Preferred   Common    in Excess   Accumulated    Treasury
                                        Stock      Stock      of Par      Deficit       Stock        Total
                                      ---------  ---------  ----------  ------------  ----------  ----------
BALANCE, December 31, 1999..........  $   6,000   $794,000  $8,589,000  $(3,919,000)   $(59,000)  $5,411,000

 Net Loss...........................                                      ( 378,000)                (378,000)

 Class B Preferred Stock Accretion..                            91,000    (  91,000)

 Stock Options Exercised............                 1,000       1,000                                 2,000

 Employee Stock Purchase Plan.......                 2,000      13,000                                15,000
                                      ---------   --------  ----------  -----------   ---------   ----------

BALANCE, June 30, 2000..............  $   6,000   $797,000  $8,694,000  $(4,388,000)   $(59,000)  $5,050,000
                                      =========   ========  ==========  ===========   =========   ==========



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

                                                                  Six Months               Three Months
                                                                Ended June 30,            Ended June 30,
                                                               ---------------           ---------------

                                                               2000       1999           2000        1999
                                                               ----       ----           ----        ----
Revenue......................................................   100.0%   100.0%          100.0%     100.0%

Operating expenses:
  Instruction costs and services.............................    40.9     40.6            41.3       39.0
  Selling and Promotional....................................    17.4     16.1            18.2       15.8
  General and administrative.................................    43.2     46.6            42.7       48.5
  Provision for uncollectible accounts.......................      .6      1.6              .4        (.3)
                                                                -----    -----           -----      -----
  Total operating expenses...................................   102.1    104.9           102.6      103.0

Operating loss...............................................    (2.1)    (4.9)           (2.6)      (3.0)

Interest expense.............................................      .5       .5              .5         .5
                                                                -----    -----           -----      -----

Loss Before Benefit from Income Taxes and Cumulative Effect
of Change in Accounting Principle............................    (2.6)    (5.4)           (3.1)      (3.5)

Benefit from Income Taxes....................................    (1.0)    (2.1)           (1.2)      (1.4)
                                                                -----    -----           -----      -----

Loss Before Cumulative Effect of Change in
Accounting Principle.........................................    (1.6)    (3.3)           (1.9)      (2.1)

Cumulative Effect of Change in Accounting Principle, Net
Of Tax.......................................................     (.5)
                                                                -----    -----           -----      -----

Net loss.....................................................    (2.1)%   (3.3)%          (1.9)%     (2.1)%
                                                                =====    =====           =====      =====

Results of Operations

                  SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 1999


     A net loss of $378,000 was recorded for the six months ended June 30, 2000 compared to $545,000 for the same period in 1999. The $167,000 net loss decrease was primarily due to increased revenue compared to 1999. Revenue increased 13.7% or $2,276,000 to $18,845,000 for the six months ended June 30, 2000 compared to $16,569,000 for the same period in 1999. Most of the increase was due to increased enrollments and additional average student population compared to 1999. Student enrollments increased 6.0% for the six months ended June 30, 2000 compared to the same period in 1999. The average student population increased 11.5% to 3,478 at June 30, 2000 compared to 3,119 at June 30, 1999. Total operating expenses increased $1,862,000 to $19,235,000 compared to $17,373,000 for the six months ended June 30, 1999. The increase was due to increased instruction costs, selling expenses and general and administrative expenses.

     Instruction costs and services - increased $969,000 or 14.4% to $7,700,000 compared to $6,731,000 in 1999. Salary and textbook expenses increased due to additional enrollments and student population. Average student population increased 11.5% to 3,478 compared to 3,119 at June 30, 1999 which resulted in the additional expenses.

     Selling and promotional - increased $622,000 to $3,288,000 compared to $2,666,000 in 1999. The increase was the result of additional admissions staff and more frequent advertising placements to increase enrollments.

     General and administrative - increased $426,000 to $8,141,000 compared to $7,715,000 in 1999. The increase was a result of additional salaries, rent, depreciation, outside services and collection expense. The increased collection expense was a result of better collection efforts by the Company's outside collection agency.

     Provision for uncollectible accounts - decreased $155,000 or 59.4% to $106,000 compared to $261,000 in 1999. The decrease was a result of improved collection efforts and fewer notes receivables compared to 1999. The 1998 Higher Education Act ("HEA") reauthorization increased Title IV Programs cash basis revenue from 85 percent to 90 percent which resulted in the Company financing fewer students compared to 1999.

     Interest expense - increased $1,000 to $91,000 compared to $90,000 in 1999.

     Income taxes - In 2000, a tax benefit of $189,000 or 39% was recorded compared to a tax benefit of $349,000 or 39% in 1999.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,942,000 in 2000 from 7,742,000 in 1999. Basic and diluted loss per share was $.06 for the six months ended June 30, 2000 compared to $.08 for the same period in 1999. Basic and diluted loss per share is shown after a reduction for preferred stock dividends of $91,000 in 2000 and $79,000 in 1999.

     Cumulative Effect of Change in Accounting Principle - On January 1, 2000, the Company adopted Securities and Exchange Commission "SEC" Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As it relates to the Company, SAB101 requires course registration fees to be recognized ratably over the life of the course rather than in the month the student starts the program. Previously, the registration fees were recognized the month the student started the program. The Company reported an $86,000, or $.01 per share, cumulative effect of change in accounting principle, net of tax in the first quarter 2000.

Results of Operations

                    QUARTER ENDED JUNE 30, 2000 COMPARED TO
                          QUARTER ENDED JUNE 30, 1999


     A net loss of $180,000 was recorded for the three months ended June 30, 2000 compared to $183,000 for the same period in 1999. Revenue increased 11.9% or $1,000,000 to $9,426,000 for the three months ended June 30, 2000 compared to $8,426,000 for the same period in 1999. Most of the increase was due to increased enrollments and additional average student population compared to 1999. Student enrollments increased 6.0% for the three months ended June 30, 2000 compared to the same period in 1999. The average student population increased 10.7% to 3,451 at June 30, 2000 compared to 3,117 at June 30, 1999. Total operating expenses increased $998,000 to $9,679,000 compared to $8,681,000 for the three months ended June 30, 1999. The increase was due to increased instruction costs, selling expenses and provision for uncollectible accounts.

     Instruction costs and services - increased $606,000 or 18.4% to $3,893,000 compared to $3,287,000 in 1999. Salary and textbook expenses increased due to additional enrollments and student population. Average student population increased 10.7% to 3,451 compared to 3,117 at June 30, 1999 which resulted in the additional expenses.

     Selling and promotional - increased $386,000 to $1,720,000 compared to $1,334,000 in 1999. The increase was the result of additional admissions staff and more frequent advertising placements to increase enrollments.

     General and administrative - decreased $57,000 to $4,026,000 compared to $4,083,000 in 1999. The decrease was a result of decreased administrative salaries, professional fees and travel compared to 1999.

     Provision for uncollectible accounts - increased $63,000 to $40,000 compared to a $23,000 decrease in 1999. The increase was a result of additional written off accounts and an increase in the bad debt accrual expense compared to 1999. The bad debt accrual expense increased as a result of an increase in accounts and notes receivable compared to the second quarter of 1999.

     Interest expense - decreased $1,000 to $44,000 compared to $45,000 in 1999.

     Income taxes - In 2000, a tax benefit of $117,000 or 39% was recorded compared to $117,000 or 39% in 1999.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,951,000 in 2000 from 7,851,000 in 1999. Basic and diluted loss per share was $.03 for the three months ended June 30, 2000 and 1999. Basic and diluted loss per share is shown after a reduction for preferred stock dividends of $46,000 in 2000 and $41,000 in 1999.

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

     The Company negotiated a $3,000,000 secured revolving credit facility with Security Bank of Kansas City. This facility expires on April 30, 2001. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company may borrow approximately $2,400,000 for working capital purposes. The original amount was reduced by the Garden Grove letter of credit. The Company had not borrowed any funds under this facility as of June 30, 2000.

Cash Flows and Other

     Net cash flows provided by operating activities were $1,493,000 in 2000 compared to $331,000 in 1999. The increased cash flows are primarily a result of improved operating results and cash collections. In March 2000, the Company received $200,000 as an early payoff for the non-compete agreement with Person Wolinsky.

     Investing activities decreased cash $534,000 in 2000 compared to $410,000 in 1999. For both years, capital expenditures were primarily for additional computer equipment, classroom equipment and leasehold improvements.

     Financing activities increased cash $17,000 in 2000 compared to $104,000 in 1999. The change is due to a greater number of stock options exercised in 1999.

     The Company meets its working capital, capital equipment requirements and cash requirements with funds generated internally. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

     The Company believes that by leveraging faculty and administration wages it will be able to control payroll expense as enrollments and student population increase. The Company should return to profitability in the fourth quarter of 2000 as long as the current enrollment and retention trends continue and no unforeseen events occur.

     The Company is currently updating its website and hopes to begin an internet marketing campaign in the fall of 2000. In addition, the Company recently signed an agreement to license programming curriculum from a company currently providing IT training. The Company believes the first IT programming class will begin at one campus in late 2000.

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

     The 1998 HEA reauthorization imposes a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.
Under the new HEA requirements, students will be obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company expects that many withdrawing students will be unable to pay such costs and that the Company will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, the new HEA requirements could have a material adverse effect on the Company's results of operations, financial condition and cash flows beginning with the fourth quarter of 2000. The Company is currently evaluating the impact but has not yet determined the monetary effect of this regulation. The Company should be able to estimate the monetary impact of this regulation at the end of the third quarter of 2000. These new requirements contained in the 1998 HEA reauthorization must be implemented by all institutions no later than October 7, 2000, but an institution may elect to begin complying with these new standards at an earlier date. The Company does not plan to elect to comply with these new standards prior to October 7, 2000.

     ED also established certain "Factors of Financial Responsibility" which institutions are required to meet to be eligible to participate in Title IV programs. The three principal standards of financial responsibility applicable prior to July 1, 1998 were (i) satisfy an acid test ratio of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, and (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period. An institution that is determined by the ED not to meet any one of the standards of financial responsibility would be entitled to participate in the Title IV programs if it can demonstrate financially responsibility on an alternative basis. ED issued a new financial responsibility regulation that became effective July 1, 1998. ED instituted a transitional period which allows an institution to use either the old or new regulations for a fiscal year that begins between July 1, 1997 and June 30, 1998. This transition period applied to the Company's 1998 fiscal year. The new regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

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

     During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. The plaintiffs have initiated efforts to begin to move the cases forward; however, pleadings are not resolved and none are close to being ready for trial. Several plaintiffs dropped from the case over time. The Company made offers in 1999 to the remaining plaintiffs to settle all claims for $750 per plaintiff (which included all attorneys' fees and costs) and forgiveness of any debt due the Company from that plaintiff. Thirty nine of the plaintiffs accepted the offer. The remaining plaintiffs currently number 43. On February 11, 2000 the court issued a decision dismissing the plaintiffs fraud and misrepresentation allegations against the Company in one of the cases. The Company recently agreed to mediation of five cases. If a reasonable settlement is not reached, the cases may begin to go to trial in fall of 2000. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend them vigorously.

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

Item 5.  Other Information - None
         ------------------------

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

                              CONCORDE CAREER COLLEGES, INC.


                              DATED:   August 4, 2000

                              By: /s/ Jack L. Brozman
                                  -------------------------------------------
                                  Jack L. Brozman, Chief Executive Officer


                              By: /s/ Paul R. Gardner
                                  -------------------------------------------
                                  Paul R. Gardner, Chief Financial Officer





           (The remainder of this page was left intentionally blank.)

                                 (EXHIBIT 11)
                        CONCORDE CAREER COLLEGES, INC.
                       COMPUTATION OF PER SHARE EARNINGS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             AND FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                        Basic EPS                       Diluted EPS
                                                                        Six Months                      Six Months
                                                                      Ended June 30,                   Ended June 30,
                                                                      --------------                   --------------
                                                                   2000             1999             2000          1999
                                                                   ----             ----             ----          ----
Weighted average shares outstanding............................     7,942,000      7,742,000      7,942,000      7,742,000
Loss before cumulative effect of change in accounting
principle......................................................   $  (292,000)   $  (545,000)   $  (292,000)   $  (545,000)
Class B preferred stock accretion..............................       (91,000)       (79,000)       (91,000)       (79,000)
                                                                  -----------    -----------    -----------    -----------
Loss available to common shareholders before cumulative effect
of change in accounting principle..............................      (383,000)      (624,000)      (383,000)      (624,000)
Cumulative effect of change in accounting principle,
net of tax.....................................................       (86,000)                      (86,000)
                                                                  -----------    -----------    -----------    -----------
Loss available to common shareholders..........................   $  (469,000)   $  (624,000)   $  (469,000)   $  (624,000)
                                                                  ===========    ===========    ===========    ===========
Loss per share before cumulative effect of change in accounting
principle......................................................   $      (.05)   $      (.08)   $      (.05)   $      (.08)
Cumulative effect of change in accounting principle,
net of tax.....................................................   $      (.08)                         (.01)
                                                                  -----------    -----------    -----------    -----------
Net loss per share.............................................   $      (.06)   $      (.08)   $      (.06)   $      (.08)
                                                                  ===========    ===========    ===========    ===========
                                                                          Basic EPS                     Diluted EPS
                                                                        Three Months                   Three Months
                                                                        Ended June 30,                 Ended June 30,
                                                                        ---------------                --------------
                                                                       2000          1999           2000             1999
                                                                       ----          ----           ----             ----
Weighted average shares outstanding............................     7,951,000      7,851,000      7,951,000      7,851,000
Loss before cumulative effect of change in accounting
principle......................................................   $  (180,000)   $  (183,000)   $  (180,000)   $  (183,000)
Class B preferred stock accretion..............................       (46,000)       (41,000)       (46,000)       (41,000)
                                                                  -----------    -----------    -----------    -----------

Loss available to common shareholders..........................   $  (226,000)   $  (224,000)   $  (226,000)   $  (224,000)
                                                                  ===========    ===========    ===========    ===========

Net loss per share.............................................   $      (.03)   $      (.03)   $      (.03)   $      (.03)
                                                                  ===========    ===========    ===========    ===========