Form 10-Q
period 2000-09-30
CONCORDE CAREER COLLEGES INC
filed 2000-11-13
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 2000           Commission File No.   0-16992
                      ------------------                                 -------




                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


           Delaware                                        43-1440321
-------------------------------                ---------------------------------
(State of other jurisdiction of                (I. R. S. Employer Identification
Incorporation or Organization)                 Number)



5800 Foxridge, Suite 500
Mission, Kansas                                                        66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)


Registrant's telephone number, including area code:        (913) 831-9977
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

(1)  Yes    X      No _____           (2)  Yes     X     No _____
         -------                                -------


As of November 9, 2000 Concorde Career Colleges, Inc. had 7,975,641 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   Form 10-Q

                Three and Nine Months Ended September 30, 2000


                                     INDEX


                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements

        Notes to Condensed Consolidated Financial Statements

               Note 1, 2 and 3.............................................    1

        Condensed Consolidated Balance Sheets..............................  3,4

        Condensed Consolidated Statements of Operations....................    5

        Condensed Consolidated Statements of Cash Flows....................    6

        Consolidated Statement of Changes in Stockholders' Equity..........    7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................    8


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................   14

Item 2. Change in Securities...............................................   15

Item 3. Defaults Upon Senior Securities....................................   15

Item 4. Submission of Matters to a Vote of Security Holders................   15

Item 5. Other Information..................................................   15

Item 6. Exhibits and Reports on Form 8-K...................................   15

Signatures.................................................................   16

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

Note 3:
------

     On January 1, 2000, the Company adopted Securites and Exchange Commission "SEC" Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As it relates to the Company, SAB101 requires course registration fees to be recognized ratably over the life of the course rather than in the month the student starts the program. Previously, the registration fees were recognized the month the student started the program. The Company reported an $86,000, or
 .01 per share, cumulative effect of change in accounting principle, net of tax in the first quarter 2000. As a result of the deferral of new student registration fees, revenue decreased $66,000 and $96,000 for the nine months and quarter ended September 30, 2000 respectively.

     Consistent with the guidance in SAB 101, the Company now reports revenue from health screens net of the related costs provided by the companies administering health screens. Prior year information has been reclassified for comparative purposes.

     The pro forma effect of adopting SAB101 for the third quarter of 1999 would have resulted in a revenue reduction of $42,000 and net income reduction of $25,000 from the previously reported results. The pro forma effect for the nine months ended September 30, 1999 would have resulted in a revenue reduction of $60,000 and net income reduction of $37,000 from the previously reported results. The pro forma effect of this change in accounting principle had no effect on the earnings per share for the quarter or nine months ended September 30, 1999.

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                                     ASSETS

                                                        September 30,   December 31,
                                                             2000          1999
                                                         ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents.............................  $ 5,080,000     $ 2,229,000
     Accounts receivable................................   14,446,000      10,927,000
     Notes receivable...................................    2,629,000       2,531,000
     Allowance for uncollectible accounts...............     (713,000)     (1,234,000)
                                                          -----------     -----------
     Net receivables....................................   16,362,000      12,224,000
  Recoverable income taxes..............................                      422,000
  Deferred income taxes.................................      417,000         287,000
  Supplies and prepaid expenses.........................    1,022,000         766,000
                                                          -----------     -----------
          Total current assets..........................   22,881,000      15,928,000

FIXED ASSETS, NET.......................................    2,836,000       3,033,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $582,000 at
   September 30, 2000 and $538,000 at December 31,
   1999, respectively...................................      331,000         375,000

OTHER ASSETS:
  Long-term notes receivable............................    1,000,000       1,173,000
  Allowance for uncollectible notes.....................      (42,000)       (186,000)
  Deferred income taxes.................................      834,000         832,000
  Other.................................................       24,000         295,000
                                                          -----------     -----------
     Total other assets.................................    1,816,000       2,114,000
                                                          -----------     -----------
                                                          $27,864,000     $21,450,000
                                                          ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,   December 31,
                                                                      2000           1999
                                                                   -----------    -----------
CURRENT LIABILITIES:
 Deferred revenue..............................................    $15,821,000    $10,249,000
 Accrued salaries and wages....................................        846,000        410,000
 Accounts payable and other accrued liabilities................      2,310,000      1,580,000
 Current income taxes payable..................................          6,000
                                                                   -----------    -----------
   Total current liabilities...................................     18,983,000     12,239,000

OTHER LONG-TERM LIABILITIES....................................        150,000        300,000
SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK.........      3,500,000      3,500,000
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
 Preferred Stock, ($.10 par value, 600,000 shares authorized)
  Class B, 55,147 shares issued and outstanding................          6,000          6,000

 Common stock, ($.10 par value, 19,400,000 shares authorized)
  7,993,929 and 7,941,923 shares issued and 7,964,629 and
  7,916,123 outstanding at September 30, 2000 and December 31,
  1999, respectively...........................................        799,000        794,000

 Capital in excess of par......................................      8,749,000      8,589,000
 Accumulated deficit...........................................     (4,262,000)    (3,919,000)
 Less-treasury stock, 29,300  and 25,800 shares at cost at
  September 30, 2000 and December 31, 1999, respectively ......        (61,000)       (59,000)
                                                                   -----------    -----------
  Total stockholders' equity...................................      5,231,000      5,411,000
                                                                   -----------    -----------
                                                                   $27,864,000    $21,450,000
                                                                   ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)

                                                                          Nine Months               Three Months
                                                                      Ended September 30,        Ended September 30,
                                                                  ---------------------------  ------------------------
                                                                      2000          1999          2000         1999
                                                                   -----------   -----------   -----------  -----------
Net revenue.....................................................   $28,937,000   $26,191,000   $10,092,000  $ 9,622,000

Costs and expenses:
  Instruction costs and services................................    11,609,000    10,399,000     3,909,000    3,668,000
  Selling and promotional.......................................     4,941,000     4,228,000     1,653,000    1,562,000
  General and administrative....................................    12,305,000    11,545,000     4,164,000    3,830,000
  Provision for uncollectible accounts..........................       132,000       562,000        26,000      301,000
                                                                   -----------   -----------   -----------  -----------
  Total.........................................................    28,987,000    26,734,000     9,752,000    9,361,000
                                                                   -----------   -----------   -----------  -----------

Operating income (loss).........................................       (50,000)     (543,000)      340,000      261,000

Interest expense................................................       141,000       127,000        50,000       37,000
                                                                   -----------   -----------   -----------  -----------

Income (loss) before provision for (benefit from) income taxes
 and cumulative effect of change in accounting principle........      (191,000)     (670,000)      290,000      224,000

Provision for (benefit from) income taxes.......................       (75,000)     (261,000)      114,000       88,000
                                                                   -----------   -----------   -----------  -----------

Income (loss) before cumulative effect of change in accounting
principle.......................................................      (116,000)     (409,000)      176,000      136,000
                                                                   -----------   -----------   -----------  -----------

Cumulative effect of change in accounting principle, net
of tax..........................................................       (86,000)
                                                                   -----------   -----------   -----------  -----------

Net income (loss)...............................................   $  (202,000)  $  (409,000)  $   176,000  $   136,000
                                                                   ===========   ===========   ===========  ===========

Weighted average shares outstanding:
      Basic.....................................................     7,949,000     7,784,000     7,965,000    7,867,000
                                                                   ===========   ===========   ===========  ===========
      Diluted...................................................     7,949,000     7,784,000    10,665,000   10,665,000
                                                                   ===========   ===========   ===========  ===========

Basic income (loss) per share:

Income (loss) before cumulative effect of change in accounting
principle.......................................................          (.03)         (.07)          .02          .01
Cumulative effect of change in accounting principle, net
of tax..........................................................          (.01)
                                                                   -----------   -----------   -----------  -----------

  Net income (loss) per share...................................          (.04)         (.07)          .02          .01
                                                                   ===========   ===========   ===========  ===========

Diluted income (loss) per share:

Income (loss) before cumulative effect of change in accounting
principle.......................................................          (.03)         (.07)          .01          .01
Cumulative effect of change in accounting principle, net
of tax..........................................................          (.01)
                                                                   -----------   -----------   -----------  -----------

  Net income (loss) per share...................................          (.04)         (.07)          .01          .01
                                                                   ===========   ===========   ===========  ===========

                         CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)

Cash Flows--Operating Activities:                                             2000           1999
                                                                           -----------    -----------
Net loss................................................................   $  (202,000)    $ (409,000)
 Adjustments to reconcile net loss to net cash provided by
   operating activities - Cumulative effect of change in
    accounting principle................................................        86,000
   Depreciation and amortization........................................       892,000        815,000
   Provision for uncollectible accounts.................................       132,000        562,000
   Deferred income taxes................................................      (132,000)      (262,000)
   Change in assets and liabilities - Increase in receivables, net......    (4,241,000)    (4,986,000)
   Increase in deferred student tuition.................................     5,486,000      4,556,000
   Decrease in income taxes recoverable.................................       428,000        180,000
   Other changes in assets and liabilities, net.........................     1,030,000       (120,000)
                                                                          ------------    -----------
       Total adjustments................................................     3,681,000        745,000
                                                                          ------------    -----------
   Net operating activities.............................................     3,479,000        336,000
                                                                          ------------    -----------

Cash Flows--Investing Activities:
 Capital expenditures...................................................      (650,000)      (593,000)
                                                                          ------------    -----------
       Net investing activities.........................................      (650,000)      (593,000)
                                                                          ------------    -----------

Cash Flows--Financing Activities:
 Stock options exercised................................................         2,000         94,000
 Stock purchase plan....................................................        20,000         19,000
                                                                          ------------    -----------
       Net financing activities.........................................        22,000        113,000
                                                                          ------------    -----------

Net Increase In Cash and Cash
 Equivalents............................................................   $ 2,851,000       (144,000)

Cash and Cash Equivalents at Beginning of Period........................     2,229,000      2,433,000
                                                                          ------------   ------------

Cash and Cash Equivalents at End of Period..............................   $ 5,080,000     $2,289,000

Supplemental Disclosures of Cash
Flow Information:
 Cash paid during the period for:
  Interest..............................................................   $   141,000     $  291,000
  Income taxes..........................................................        42,000         16,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY'
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (unaudited)



                                                               Capital
                                      Preferred    Common     in Excess   Accumulated    Treasury
                                        Stock      Stock       of Par       Deficit       Stock        Total
                                      ---------  ----------  -----------  ------------  ----------  -----------
BALANCE, December 31, 1999..........     $6,000   $794,000   $8,589,000   $(3,919,000)   $(59,000)  $5,411,000

 Net Loss...........................                                         (202,000)                (202,000)

 Class B Preferred Stock Accretion..                            141,000      (141,000)

 Stock Options Exercised............                 1,000        1,000                                  2,000

 Employee Stock Purchase Plan.......                 4,000       18,000                                 22,000

 Treasury Stock Purchased...........                                                       (2,000)      (2,000)
                                         ------   --------   ----------   -----------   ---------   ----------

BALANCE, September 30, 2000.........     $6,000   $799,000   $8,749,000   $(4,262,000)   $(61,000)  $5,231,000
                                         ======   ========   ==========   ===========   =========   ==========


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

                                                                   Nine Months                    Three Months
                                                                Ended September 30,             Ended September 30,
                                                               --------------------             -------------------
                                                                    2000    1999                   2000    1999
                                                                   -----   -----                  -----   -----
Revenue......................................................      100.0%  100.0%                 100.0%  100.0%

Operating expenses:
  Instruction costs and services.............................       40.1    39.7                   38.7    38.1
  Selling and Promotional....................................       17.1    16.1                   16.4    16.2
  General and administrative.................................       42.5    44.1                   41.3    39.8
  Provision for uncollectible accounts.......................         .5     2.1                     .3     3.1
                                                                   -----   -----                  -----   -----
  Total operating expenses...................................      100.2   102.1                   96.6    97.3

Operating income (loss)......................................        (.2)   (2.1)                   3.4     2.7

Interest expense.............................................         .5      .5                     .5      .4
                                                                   -----   -----                  -----   -----

Income (Loss) Before Provision for (Benefit from) Income
Taxes and Cumulative Effect of Change in Accounting
Principle....................................................        (.7)   (2.6)                   2.9     2.3

Provision for (Benefit from) Income Taxes....................        (.3)   (1.0)                   1.1      .9
                                                                   -----   -----                  -----   -----

Income (Loss) Before Cumulative Effect of Change in
Accounting Principle.........................................        (.4)   (1.6)                   1.8     1.4

Cumulative Effect of Change in Accounting Principle, Net
Of Tax.......................................................        (.3)
                                                                   -----   -----                  -----   -----

Net income (loss)............................................        (.7)%  (1.6)%                  1.8%    1.4%
                                                                   =====   =====                  =====   =====

Results of Operations

                NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


     A net loss of $202,000 was recorded for the nine months ended September 30, 2000 compared to $409,000 for the same period in 1999. The $207,000 net loss improvement was primarily due to increased revenue compared to 1999. Revenue increased 10.5% or $2,746,000 to $28,937,000 for the nine months ended September 30, 2000 compared to $26,191,000 for the same period in 1999. The increased revenue was the result of increased enrollments and additional average student population compared to 1999. Student enrollments increased 6.0% for the nine months ended September 30, 2000 compared to the same period in 1999. The average student population increased 10.8% to 3,574 at September 30, 2000 compared to 3,227 at September 30, 1999. Total operating expenses increased $2,253,000 to $28,987,000 compared to $26,734,000 for the nine months ended September 30, 1999. The operating expense increase was due to increased instruction costs, selling expenses and general and administrative expenses. The operating expense increase was offset by a decrease in the provision for uncollectible accounts.

     Instruction costs and services - increased $1,210,000 or 11.6% to $11,609,000 compared to $10,399,000 in 1999. Salary and textbook expenses increased due to additional enrollments and student population. Average student population increased 10.8% to 3,574 compared to 3,227 at September 30, 1999 which resulted in the additional expenses.

     Selling and promotional - increased $713,000 or 16.9% to $4,941,000 compared to $4,228,000 in 1999. The increase was the result of additional admissions staff and more frequent advertising placements to increase enrollments.

     General and administrative - increased $760,000 or 6.2% to $12,305,000 compared to $11,545,000 in 1999. The majority of the increase was a result of health insurance, collection agency and rent expense. The largest increase was health insurance expense which increased $197,000. This increase was due to both higher administrative costs and claims filed in the third quarter.

     Provision for uncollectible accounts - decreased $430,000 or 76.5% to $132,000 compared to $562,000 in 1999. The decrease was a result of improved collection efforts and fewer notes receivables compared to 1999. The 1998 Higher Education Act ("HEA") reauthorization increased Title IV Programs cash basis revenue from 85 percent to 90 percent which resulted in the Company financing fewer students compared to 1999. The Company's cash collections increased $5,094,000 in 2000 compared to 1999.

     Interest expense - increased $14,000 or 11.0% to $141,000 compared to $127,000 in 1999. The increase was a result of interest expense for the Garden Grove Letter of Credit discussed below.

     Income taxes - In 2000, a tax benefit of $75,000 or 39% was recorded compared to a tax benefit of $261,000 or 39% in 1999.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,949,000 in 2000 from 7,784,000 in 1999. Basic and diluted loss per share was $.04 for the nine months ended September 30, 2000 compared to $.07 for the same period in 1999. Basic and diluted loss per share is shown after a reduction for preferred stock dividends of $141,000 in 2000 and $120,000 in 1999.

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

Results of Operations

                  QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO
                        QUARTER ENDED SEPTEMBER 30, 1999


     Net income of $176,000 was recorded for the three months ended September 30, 2000 compared to $136,000 for the same period in 1999. Revenue increased 4.9% or $470,000 to $10,092,000 for the three months ended September 30, 2000 compared to $9,622,000 for the same period in 1999. The increase was due to increased enrollments and additional average student population compared to 1999. Student enrollments increased 5.9% for the three months ended September 30, 2000 compared to the same period in 1999. The average student population increased 9.4% to 3,767 at September 30, 2000 compared to 3,443 at September 30, 1999. Total operating expenses increased $391,000 to $9,752,000 compared to $9,361,000 for the three months ended September 30, 1999. The increase was due to increased instruction costs, selling expenses and general and administrative expenses. The operating expense increase was offset by a decrease in the provision for uncollectible accounts.

     Instruction costs and services - increased $241,000 or 6.6% to $3,909,000 compared to $3,668,000 in 1999. Salary and textbook expenses increased as a result of the 5.9% enrollments increase and the 9.4% average student population increase.

     Selling and promotional - increased $91,000 or 5.8% to $1,653,000 compared to $1,562,000 in 1999. The increase was the result of additional admissions staff.

     General and administrative - increased $334,000 or 8.7% to $4,164,000 compared to $3,830,000 in 1999. The increase was a result of increased health insurance, travel and employee procurement expense compared to 1999. The largest increase was health insurance expense, which increased $152,000. This increase was due to both higher administrative costs and claims filed in the third quarter.

     Provision for uncollectible accounts - decreased $275,000 or 91% to $26,000 compared to a $301,000 increase in 1999. The decrease was a result of improved cash collections. The Company's cash collections increased $2,045,000 for the quarter compared to 1999.

     Interest expense - increased $13,000 or 35% to $50,000 compared to $37,000 in 1999. The increase was a result of interest expense for the Garden Grove Letter of Credit discussed below.

     Income taxes - In 2000, a tax provision of $114,000 or 39% was recorded compared to $88,000 or 39% in 1999.

     EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 7,965,000 in 2000 from 7,867,000 in 1999. Basic earnings per share was $.02 and $.01 for the three months ended September 30, 2000 and 1999, respectively. Diluted weighted average common shares were 10,665,000 in 2000 and 1999. Diluted earnings per share was $.01 for the three months ended September 30, 2000 and 1999. Basic and diluted earnings per share are shown after a reduction for preferred stock dividends of $50,000 in 2000 and $41,000 in 1999. In addition, diluted earnings per share is shown after convertible debt interest of $27,000 in 2000 and 1999.

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

Bank Financing

     During October, 2000 Security Bank of Kansas City issued a $471,000 substitute letter of credit as security for a lease on the Company's Garden Grove, California location. The letter of credit expires October 2001 and will be replaced by replacement letters of credit expiring annually through October 2004. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter can only be drawn upon if there is a default under the lease agreement.

     The Company negotiated a $3,000,000 secured revolving credit facility with Security Bank of Kansas City. This facility expires on April 30, 2001. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. It is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company may borrow approximately $2,500,000 for working capital purposes. The original amount was reduced by the Garden Grove letter of credit. The Company had not borrowed any funds under this facility as of September 30, 2000.

Cash Flows and Other

     Net cash flows provided by operating activities were $3,479,000 in 2000 compared to $336,000 in 1999. The increased cash flows are primarily a result of improved operating results and cash collections. In March 2000, the Company received $200,000 as an early payoff for the non-compete agreement with Person Wolinsky. Net receivables increased $4,241,000 during 2000. This was offset by a $5,486,000 increase in deferred revenue as the company increased enrollments. In addition, other changes in assets and liabilities increased $1,030,000 during 2000 primarily due to increased liabilities.

     Investing activities decreased cash $650,000 in 2000 compared to $593,000 in 1999. For both years, capital expenditures were primarily for additional computer equipment, classroom equipment and leasehold improvements.

     Financing activities increased cash $22,000 in 2000 compared to $113,000 in 1999. The change is due to a greater number of stock options exercised in 1999.

     The Company meets its working capital, capital equipment purchase and cash requirements with funds generated internally. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements. However, the Company may experience a reduction in cash receipts due to the federal refund revision discussed below.

     The Company believes that by leveraging faculty and administration wages it will be able to control payroll expense as enrollments and student population increase. The Company should be profitable for the year as long as the current enrollments and retention trends continue and no unforeseen events occur.

     The Company signed an agreement to license programming curriculum from a company currently providing IT training. The Company will not incur any licensing costs until the class begins in 2001. The Company believes the first IT programming class will begin at one campus in early 2001 subject to appropriate state and regulatory approvals.

     The Company updated its website and began an internet marketing campaign in the third quarter of 2000.

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

     After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of a Campus to participate in the Federal Loan Programs if the Cohort Default Rate for three consecutive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for each of the three most recent fiscal years may be used as grounds for terminating Family Federal Education Loan eligibility. The Company recently received the final published Cohort Default Rates for 1998. The rates ranged from 6.2% to 18.6% with an average of 13.0%.


     The Company has a pending suit against the United States Department of Education ("ED") challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) (the "HEA") and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company, and as a result, proceedings in the suit are inactive.

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

     Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. Changes made by the 1998 HEA reauthorization include (i) expanding the adverse effects on Campuses with high student loan default rates, (ii) increasing from 85 percent to 90 percent the portion of cash basis revenue that may be derived each year from the Title IV Programs, (iii) revising the refund standards that require an institution and the student to return a portion of the Title IV Program funds for students who withdraw from the Campus and (iv) giving the ED flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control. The Company believes the majority of changes made by the 1998 HEA reauthorization will have no material impact on its operations. However, the Company believes the refund revision may have a material impact on the Company's results of operations, financial condition and cash flows due to higher student receivables which could increase bad debt.

     The 1998 HEA reauthorization imposes a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under the new HEA requirements, students will be obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company expects that many withdrawing students will be unable to pay such costs and that the Company may be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. The Company implemented this requirement October 7, 2000. The Company has implemented a strategy to minimize the impact of this requirement on the Company's bad debt. As of November 2000, there has been no material impact on the Company's results of operations, financial condition or cash flows. The Company is unable to determine the impact of this revision for the future, however cash collections could be delayed depending on the Company's success in collecting student receivables.

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

     ED notified the Company during the fourth quarter of 2000 that it had met the factors of financial responsibility for the year ended December 31, 1999. The Company calculated its' consolidated composite score under the financial responsibility regulations as 1.5 for the year ended December 31, 1999. Therefore, the Company is no longer required to comply with the zone requirements, which it previously had to follow.

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

Other

     During January 2000, the Company experienced water damage at one of its locations due to the negligence of work performed by persons employed by the building owner. A claim has been filed with the appropriate insurance agencies representing those involved for damage to furniture, equipment, supplies, salary and wage expense, and lost revenue. The Company has expensed all related costs as incurred. The Company is unable to determine the likelihood of realization of the claim.

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

     During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. Additional cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Several plaintiffs dropped from the case over time. The Company settled thirty-nine of the cases during 1999. The Company settled one case with mediation during the third quarter of 2000 for a minimal amount. The remaining plaintiffs currently number 40. The Company anticipates the mediation of additional cases in the fourth quarter of 2000 and first quarter of 2001. If a reasonable settlement is not reached, the cases may begin to go to trial in 2001. The amount of damages sought is not determinable. The Company believes these suits are without merit, and will continue to defend them vigorously.

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

Item 3. Defaults upon Senior Securities -- None
        --------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders -- None
        -----------------------------------------------------------

Item 5. Other Information -- None
        ------------------------

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


                                CONCORDE CAREER COLLEGES, INC.


                                DATED: November 9, 2000

                                By:   /s/ Jack L. Brozman
                                   --------------------------------------------
                                   Jack L.Brozman, Chief Executive Officer







                                By:   /s/ Paul R. Gardner
                                   --------------------------------------------
                                   Paul R. Gardner, Chief Financial Officer





           (The remainder of this page was left intentionally blank.)