Form 10-K405
period 2000-12-31
CONCORDE CAREER COLLEGES INC
filed 2001-04-02
CIK 832483

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

                  For the Fiscal Year Ended December 31, 2000

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

                         Yes [ X ]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

 Indicate the number of outstanding shares of the Registrant's Common Stock, as of  March 21, 2001:
                8,002,562 Shares of Common Stock, $.10 par value

     The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $3,766,385 as of March 28, 2001. Part III incorporates information by reference to the Registrant's definitive proxy statement for Annual Meeting of Stockholders to be held May 23, 2001.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000


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

1.   Business............................................................    I-1

2.   Properties..........................................................    I-8

3.   Legal Proceedings...................................................    I-8

4.   Submission of Matters to a Vote of Security Holders.................    I-9


                                    PART II

5.   Market for the Registrant's Common Stock and Related Stockholder
       Matters............................................................  II-1

6.   Selected Financial Data..............................................  II-1

7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  II-3

7A.  Quantitative and Qualitative Disclosures about Market Risk........... II-10

8.   Financial Statements and Supplementary Data.......................... II-10

9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure............................................... II-33

10.  Exhibit 23 - Consent of Independent Accountants...................... II-34


                                    PART III

11.  Directors, Executive Officers, Promoters and Control Persons of the
       Registrant (Incorporated by Reference)............................. III-1

12.  Executive Compensation (Incorporated by Reference)................... III-1

13.  Security Ownership of Certain Beneficial Owners and Management
       (Incorporated by Reference)........................................ III-1

14.  Certain Relationships and Related Transactions (Incorporated by
       Reference)......................................................... III-1


                                    PART IV

15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  IV-1

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

The Company

     The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of December 31, 2000, the Company operated Campuses at 11 locations in six states (the "Campuses").

     The Company was formed in 1988 as a Delaware corporation. Prior to March 31, 1988, the Company was the career college division of CenCor, Inc. ("CenCor"). The Company's principal office is located at 5800 Foxridge, Suite 500, Mission, Kansas 66202 (telephone: 913/831-9977). Unless otherwise indicated, the term "Company" refers to Concorde Career Colleges, Inc. and its direct wholly owned subsidiaries.

The Campuses

     The Company operates eleven Campuses located in the following cities: North Hollywood, Garden Grove, San Bernardino, and San Diego, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; and Memphis, Tennessee. The Company has designated each Campus as a "Concorde Career Institute," to increase name recognition.

     Allied Health Curriculum

     The Company's allied health programs of study are Vocational/Practical Nursing, Respiratory Therapist, Advanced Respiratory Therapist, Surgical Technician, Pharmacy Technician, Radiology Technician, Medical Office Assistant, Medical Assistant, Insurance Coding Specialist, Dental Assistant, Dental Lab Technician and Patient Care Technician. Not all programs are offered at all Campuses. The Kansas City, North Hollywood and Memphis Campuses offer selected associate degree programs. Some Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses/programs, including Limited X-Ray, Expanded Duties for Dental Assistants, Insurance Coding, Clinical Lab Assistant, Patient Care Assistant and various certification test preparations in allied health occupations.

     The Campuses are on a non-traditional academic calendar with starting dates for programs varying by location and type of program. Programs typically commence monthly at each Campus. The Campus' programs of study range from five to eighteen months and include from 400 to 2,985 hours of instruction. While most programs are taught in a classroom atmosphere, hands-on

                                Part I - Page 1
clinical/laboratory experience is an integral part of the curriculum. Most programs of study include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the particular program.

     Recruitment and Admissions

     A typical student is either: (i) unemployed and enrolls in order to learn new skills and obtain employment, or (ii) underemployed and enrolls in order to acquire new skills or to update existing skills to increase his/her earning capacity. The Company recruits students through advertising in various media, including television, newspapers and direct mail. Students at some campuses are also recruited through seminars and lectures presented to graduating seniors at local high schools. Management estimates that approximately 23% of all enrollments are the result of referrals from the Campus' students and graduates.

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

     At December 31, 2000, the Company had approximately 3,700 students in attendance at the Campuses.

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

     Campus Administration

     The President and Chief Executive Officer (the "CEO") is responsible for the overall performance of the Campuses. Reporting to him are: the Vice President, Chief Financial Officer; Vice President, Human Resources; National Director of Operations ("NDO"); National Director of Academics; and the National Director of Financial Aid & Compliance.

     Each Campus is operated independently and is managed on site by a Campus Director reporting to the NDO. In addition, most Campuses are staffed with a Director of Admissions, Academic Dean, Director of Graduate Services, Director of Finance or a Financial Aid Director, Director of Business Services, Director of Student Services at some locations, and several other support staff. Instruction at each Campus is conducted by professional educators in the field or by former and current members of the medical community on a full-time or part-time basis. Instructional staff are selected based upon academic and professional qualifications, and experience level.

     Student Placement

     The Company, through placement personnel at each Campus, provides job placement assistance services for its

                                Part I - Page 2
graduates. The placement personnel establish and maintain contact with local employers and other sources of information on positions available in the local area. Additionally, the Campus' Director of Graduate Services works with students on preparing resumes and interviewing techniques. Postgraduate placement assistance is also provided, including referral to other cities in which the Campuses are located. A number of graduates do not require placement services. Frequently, the externship programs at the Campuses result in placement of students with the practitioners participating in the externship.

     Accreditation and Licensing

     The Campuses are accredited through accreditation associations recognized by ED. These associations are the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") or the Council on Occupational Education ("COE"). Accreditation by a nationally recognized accrediting body is necessary in order for a Campus to be eligible to participate in federally sponsored financial aid programs for students. See "Financing Student Education."

     Additionally, certain Campuses have received accreditation or approval for specific programs from certain of the following agencies: The American Society of Health Systems Pharmacists, Commission on Accreditation of Health Education Programs, Committee on Accreditation for Respiratory Care, the Commission on Dental Accreditation, the Committee on Dental Auxiliaries-California Board of Dental Examiners, Accreditation Review Committee on Education in Surgical Technology, the Board of Vocational Nurse and Psychiatric Technician Examiners and the Colorado Board of Nursing. These program specific accreditation/approvals are not necessary for participation in federally sponsored financial aid programs, however, they are required for certification and/or licensure of graduates from some of the programs, such as the Vocational or Practical Nurse and Respiratory Therapy programs offered by certain of the Campuses. Additionally, such accreditation or approvals have been obtained because management believes they enhance the students' employment opportunities in those states that recognize these accrediting agencies.

     The qualifications of faculty members are regulated by applicable accreditation associations and/or agencies. Faculty standards must be met before the Campuses accreditation is renewed. In addition, faculty members teaching certain curriculum must meet standards set by applicable state licensing laws before the Campuses are licensed.

     Each Campus is also licensed as an educational institution under applicable state and local laws, and is subject to a variety of state and local regulations. These regulations may include approval of the curriculum, faculty and general operations.

     Financing Student Education

     Tuition and other ancillary fees vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $4,000 to $20,000.

     Most students attending the Campuses utilize federal government grants and/or the Federal Family Education Loan programs available under the Higher Education Act of 1965 ("HEA"), and various programs administered thereunder to finance their tuition. In October 1998, the U.S. Congress enacted legislation extending the HEA until September 30, 2004. Generally all of the material program provisions and requirements remain in the same form and funding was authorized at the same or higher levels. The legislation did increase the amount of revenues an institution may derive from the Title IV programs from 85% to 90%. In addition, revisions to the change of ownership or control regulations now may allow an institution to continue uninterrupted participation in the Title IV programs provided it meets certain substantive and procedure requirements. See further discussion below under "Regulation".

     Each Campus has at least one financial aid officer to assist students in preparing applications for federal grants and federal loans. Management estimates that during 2000, 83% of Campus' cash receipts were derived from funds obtained by students through these programs.

     Currently, each Campus is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant (Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan, Federal Parent Loan for Undergraduate Students (PLUS), Federal Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans Administration Assistance. Also, some students are eligible for assistance under the Department of Labor's Workforce Investment Act.

                                Part I - Page 3

     The states of California, Colorado, Tennessee, Florida, and Oregon each offer state grants to students enrolled in educational programs of the type offered by the Campuses. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs.

     Students at the Campuses principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans (FFELs) also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. FFELs are awarded annually to needy students studying at least half time at an approved postsecondary educational institution. The maximum Pell Grant a student may receive for the 2000-2001 award year is $3,300 ($3,750 for 2001-
2002). The amount a student actually receives is based on a federal regulatory formula devised by ED.

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

     Regulation

     Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. Because of the importance of compliance with these regulations, the Company monitors the Campuses' compliance through periodic visits to the individual Campuses by Corporate staff. If the Company should fail to materially comply with such regulations at any of the Campuses, such failure could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. Audits by independent certified public accountants of the administration of federal funds are mandated by federal regulations. Additionally, these aid programs require accreditation by the Campuses. See "Accreditation and Licensing" and "Financing Student Education."

     One of ED's principal criteria for assessing a Campus's eligibility to participate in student loan programs is the cohort default rate threshold percentage requirements (the "Cohort Default Rate") enacted in the Student Loan Default Prevention Initiative Act of 1990. The regulations apply to the FFEL, and Federal Perkins Loan Program loans. Cohort Default Rates are calculated by the Secretary of Education and are designed to reflect the percentage of former students entering repayment in the cohort year, the fiscal year of the federal government -- October 1 to September 30, who default on their loans during that year or the following cohort year. This calculation includes only those defaulted loans on which federal guaranty claims have been paid. A Campus may request that a defaulted loan be removed from the calculation if the Campus can demonstrate that the loan was improperly serviced and collected under guidelines established in ED's regulations. A loan that is included in the default rate calculation may be subsequently paid by the student, but is not removed from the cohort calculation.

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

                                Part I - Page 4

     The following table sets forth the 1996, 1997, 1998 and 1999 cohort default rates for each of the Campuses.

                                   Cohort Default                                    Cohort Default
                                       Rates                                             Rates
          Campus             1996  1997  1998  1999(1)                         1996  1997  1998  1999(1)
                             ----  ----  ----  -------                         ----  ----  ----  -------
     Garden Grove, CA        20.5  19.8  13.3    8.4    North Hollywood, CA    14.0  18.0  13.2    4.3
     Denver, CO              16.3  18.9  15.0    3.3    Portland, OR           19.3  17.8   8.7    6.3
     Jacksonville, FL        26.3  21.0   6.2    7.5    San Bernardino, CA     19.9  26.2  13.8    8.4
     Kansas City, MO         19.6  19.0  12.2    9.4    San Diego, CA          15.3  17.0  10.3    8.8
     Lauderdale Lakes, FL    20.1  18.2  11.5    5.6    Tampa, FL              24.1  17.2  16.4    9.9
     Memphis, TN             24.5  25.5  18.5    6.8

(1) Preliminary rates received February 2001. These rates are subject to change and may not be reflective of the final rates for 1999.

     The San Diego Campus lost its eligibility to participate in the FFEL program from September 1997 to December 1999. The Campus did not maintain loan eligibility because its' Cohort Default Rates for one of the three consecutive published years, 1992, 1993, and 1994, was not below 25%. The Campus continued to operate without FFEL eligibility providing qualified students with access to Federal Pell grants and other sources of student financing, including loans made by the Campus. The Campus regained eligibility in December 1999.

     All of the Company's Campuses have at least one of their three most recent rates below 25% and are, therefore, eligible to participate in the FFEL program. The Company instituted aggressive default management at each Campus and monitors activity monthly. Staff at each Campus assist and educate student borrowers in understanding their rights and responsibilities as borrowers under these student loan programs. The Company's aggressive default management plan reduced the Cohort Default Rates in recent years.

     In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Several of the Company's campuses received provisional certification during 1999. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The Campuses that received provisional certification in 1999 are: Anaheim, Jacksonville, Lauderdale Lakes, Memphis, North Hollywood, Portland and San Bernardino. The provisional certifications expire during 2001 and 2002. Provisional certification was received due to default rates and financial responsibility described below. The Company does not believe provisional certification would have a material impact on its liquidity, results of operations or financial position.

     The Company is subject to extensive regulation by federal and state governmental agencies and accreditation bodies. In particular, the HEA of 1965, and the regulations promulgated thereunder by ED subject the Campuses to significant regulatory scrutiny on the basis of numerous standards that Campuses must satisfy to participate in the various federal student financial assistance programs under Title IV of the HEA.

     To participate in Title IV Programs, an institution must be accredited by an association recognized by ED. ED will certify an institution to participate in the Title IV Programs only after an institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. Under the HEA, accreditation associations are required to include the monitoring of certain aspects of Title IV Program compliance as part of their accreditation evaluations.

     Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. Changes made by the 1998 HEA reauthorization include (i) expanding the adverse effects on Campuses with high student loan default rates, (ii) increasing from 85 percent to 90 percent the portion a proprietary Campuses cash basis revenue that may be derived each year from the Title IV Programs, (iii) revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from the Campus and (iv) giving the ED flexibility to continue an institution's Title IV participation without interruption in some circumstances

                                Part I - Page 5
following a change of ownership or control.

     The 1998 HEA reauthorization imposes a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any payment period. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under the new HEA requirements, students will be obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company implemented this requirement on October 7, 2000 as required by regulation. Due to this regulation, account receivables from students increased $190,000 from October 7 to December 31, 2000. This did not have a material impact on the Company's results of operations, financial condition or cash flows for 2000. The Company anticipates a higher level of uncollectible accounts receivable from students as a result of this HEA provision. The Company will be monitoring the increase in accounts receivable from students and its impact on the Company's results of operations, financial condition and cash flows as the Company anticipates the provision for uncollectible accounts to increase going forward.

     ED issued a new financial responsibility regulation that became effective July 1, 1998. Institutions are required to meet this regulation to maintain eligibility to participate in Title IV programs. The three principal standards of financial responsibility applicable prior to July 1, 1998 were (i) satisfy an acid test ratio of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, and (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period. An institution that was determined by the ED not to meet any one of the standards of financial responsibility would be entitled to participate in the Title IV programs if it could demonstrate financially responsibility on an alternative basis. ED instituted a transitional period which allowed an institution to use either the old or new regulations for a fiscal year that began between July 1, 1997 and June 30, 1998. This transition period applied to the Company's 1998 fiscal year. The new regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

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

     The Company was notified by the ED, during 1999, that ED did not believe the Company met the factors of financial responsibility for the year ended December 31, 1998. ED required the Company to comply with the zone regulation, which required the Company to make disbursements to students under the cash monitoring method and to provide timely notification to ED regarding several oversight and financial events. Cash monitoring required the Company to credit student accounts for Title IV disbursements before funds were requested from ED. The Company's financial responsibility ratio was 1.2, which was below the 1.5 level required to avoid cash monitoring and additional reporting. However, the Company believed that financial responsibility standards were met because of the transition year regulations. ED believed the Company failed the transition year regulations. The Company did not contest ED's calculation because the impact to the Company's financial results and cash collections was immaterial.

     ED notified the Company during the fourth quarter of 2000 that it had met the factors of financial responsibility for the year ended December 31, 1999 and that it no longer had to comply with zone requirements. The Company calculated its' consolidated composite score under the financial responsibility regulations as 1.5 for the year ended December 31, 1999.

     The Company calculated the consolidated composite score under the new financial responsibility regulations as 1.4 for the year ended December 31, 2000. The Company may be subject to cash monitoring upon notification from ED that it agrees with the calculation. The Company has not incurred any financial impact due to cash monitoring in the past.

                                Part I - Page 6

     An additional HEA standard prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The Company believes that its method of compensating persons engaged in student recruitment, admission or financial aid awarding activity complies with the requirements of the HEA. The regulations do not, however, establish clear standards for compliance, and the Company cannot assure you that ED will not find any deficiencies in our present or former methods of compensation.

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

Employees

     As of December 31, 2000, the Company had approximately 715 full and part-time employees, of which approximately 393 were faculty members. The Company has 197 management and administrative staff members employed at the Campuses, and 38 employed at corporate headquarters. The remaining 87 employees are admissions personnel.

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

     The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 2000:

                                    Square
  Locations                         Footage  Expiration (1)
  ---------                         -------  --------------
  Garden Grove, CA................   25,931      9-30-14
  North Hollywood, CA.............   35,155     12-31-11
  San Bernardino, CA..............   20,933      6-30-02
  San Diego, CA...................   12,244     10-31-03
  Denver, CO......................   17,329      1-31-03
  Lauderdale Lakes, FL............   18,288      5-31-04
  Jacksonville, FL................   15,612      7-31-03
  Tampa, FL.......................   14,200     12-31-11
  Kansas City, MO.................   18,097      2-28-06
  Mission, KS (Corporate Office)..   14,384      7-31-03
  Portland, OR....................   16,232     10-31-04
  Memphis, TN.....................   26,467      2-28-05

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

      During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. On February 11, 2000 the court issued a decision dismissing the plaintiffs fraud and misrepresentation allegations against the Company in one of the cases. Several plaintiffs dropped from the case over time. The Company made offers in 1999 to the remaining plaintiffs to settle all claims for $750 per plaintiff (which included all attorneys' fees and costs) and forgiveness of any debt due the Company from that plaintiff. Forty of the plaintiffs accepted the offer in 2000. The Company settled 38 of the remaining claims in late 2000 and early 2001 for a total of $142,000 including attorney's fees and costs. One plaintiff dropped from the case. The remaining plaintiffs currently number three. The Company believes the remaining suits will be settled in 2001 for a reasonable amount.

                                Part I - Page 8

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

     None.

                                Part I - Page 9

                                    PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock ("Common Stock") is currently traded under the symbol "CCDC" on the over-the-counter bulletin board (the "OTCBB"). The following table sets forth the high and low bid price reported at the end of the trading day, for the periods indicated as reported by the OTCBB.

         2000                                              High    Low
         ----                                              -----  -----
     First Quarter.......................................  $1.01  $0.50
     Second Quarter......................................  $0.75  $0.44
     Third Quarter.......................................  $0.94  $0.50
     Fourth Quarter......................................  $1.01  $0.81

         1999                                              High    Low
         ----                                              -----  -----
     First Quarter.......................................  $0.66  $0.50
     Second Quarter......................................  $0.81  $0.50
     Third Quarter.......................................  $1.75  $0.56
     Fourth Quarter......................................  $1.69  $0.81

     At December 31, 2000, there were 247 shareholders of record of the Common Stock.

     On March 21, 2001, the bid and asked prices of the Company's Common Stock on the OTCBB were $.85 and $.95 per share, respectively.

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

  In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 and recorded a one-time charge of $86,000 or $.01 a share after tax related to the cumulative effect of this accounting principle change during the first quarter of 2000. Under SAB 101, non-refundable registration fees are recognized ratably over the life of the course rather than in the month the student starts the program.

                               Part II - Page 1

The following selected data has been derived from the Company's audited financial statements for the years ended 1996 through 2000.

                                                                       Years Ended December 31, 2000
                                                           -------------------------------------------------------
                                                             2000        1999        1998        1997        1996
                                                             ----        ----        ----        ----        ---
 Income Statement Data:                                          (In thousands, except for per share data)
  Revenues.............................................    $38,785     $35,299     $33,607     $37,522     $40,016
  Operating expenses...................................     39,211      35,911      35,524      36,923      39,254
  Operating income (loss)..............................       (426)       (612)     (1,917)        599         762
  Other non-operating income...........................        181          70         147         190         103
  Interest expense.....................................        185         171         188         454         371
  Gain (loss) on sale of assets........................                                            313        (217)
  Income (loss) before change in accounting principle..       (266)       (477)     (1,212)        936         549
  Basic earnings (loss) per share before change in
    accounting principle (1)...........................      ($.06)      ($.08)      ($.19)    $   .28     $   .05
  Diluted earnings (loss) per share before change in
    accounting principle (1)...........................      ($.06)      ($.08)      ($.19)    $   .20     $   .04

  Net income (loss)....................................       (352)       (477)     (1,212)        277         549
  Basic earnings (loss) per share (1)..................      ($.07)      ($.08)      ($.19)    $   .19     $   .05
  Diluted earnings (loss) per share (1)................      ($.07)      ($.08)      ($.19)    $   .14     $   .04


Balance Sheet Data:
  Total assets.........................................    $25,012     $21,450     $21,235     $25,524     $24,282
  Long-term debt (2)...................................      3,500       3,500       3,500       3,500       2,419
  Stockholders' equity.................................      4,977       5,411       5,536       6,735       6,772

                                                                             December 31, 2000
                                                             ---------------------------------------------------
 Other Data:                                                  2000        1999        1998        1997        1996
                                                              ----        ----        ----        ----        ----
  Number of locations (3)..............................         11          11          12          12          12
                                                             -----       -----       -----       -----       -----

  Net enrollments (4)..................................      6,072       5,633       4,823       6,367       6,855

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

                               Part II - Page 2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents the revenue for the Campuses for the periods indicated.

                                                Years Ended December 31,
                                                ------------------------
                                                     (In Thousands)
                                                2000      1999      1998
                                                ----      ----      ----
   Revenue..................................   $38,785   $35,299   $33,607

     The following table presents the relative percentage of revenues derived from the Campuses and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.

                                                                   Years Ended December 31,
                                                                  -------------------------
                                                                   2000      1999      1998
                                                                  -----     -----     -----
    Revenue.....................................................  100.0%    100.0%    100.0%

    Operating expenses:
         Instruction costs and services.........................   39.6      39.6      38.1
         Selling and promotional................................   17.1      16.1      16.5
         General and administrative.............................   42.9      43.7      47.2
         Provision for uncollectible accounts...................    1.5       2.3       3.9
                                                                  -----     -----     -----

         Total..................................................  101.1     101.7     105.7
    Operating Loss..............................................   (1.1)     (1.7)     (5.7)
    Other non-operating income..................................    0.5       0.2       0.4
    Interest expense............................................    0.5       0.5       0.5
                                                                  -----     -----     -----

    Loss before benefit from income taxes and cumulative effect
     of change in accounting principle..........................   (1.1)     (2.0)     (5.8)
    Benefit from income taxes...................................   (0.4)     (0.7)     (2.2)
                                                                  -----     -----     -----
    Loss before cumulative effect of change
     in accounting principle....................................   (0.7)     (1.3)     (3.6)

    Cumulative effect of change in accounting principle.........   (0.2)
                                                                  -----     -----     -----

    Net Loss....................................................   (0.9)%    (1.3)%    (3.6)%
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

     This Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K and may relate to: (i) the ability of the company to realize increased enrollments from investments in infrastructure made over the past year; (ii) ED's enforcement

                               Part II - Page 3
or interpretation of existing statutes and regulations affecting the Company's operations; and (iii) the sufficiency of the Company's working capital, financings and cash flow from operating activities for the Company's future operating and capital requirements. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

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

Current Trends and Recent Events

     The student population was approximately 3,700 at December 31, 2000 compared to 3,300 at December 31, 1999. The student population increase was primarily due to an increase in new students seeking admission into the Company's campuses.

     The Company signed an agreement to license programming curriculum from a company currently providing IT training. The Company will not incur any licensing costs until the first IT programming class begins at the Garden Grove campus in March 2001. Expenses such as advertising, travel and wages related to starting this program have been expensed as incurred.

     Management's plans to return the Company to profitability are to implement operational changes to increase student population and to improve business processes to reduce operating expenses. These plans include initiatives to increase admissions, to improve student retention, to offer new courses at campuses, and control payroll expense by leveraging faculty and administration wages.

Operating Results

2000 compared to 1999

     Student enrollments increased 7.8% to 6,072 for the year ended December 31, 2000 compared to 5,633 in 1999. Student population increased to approximately 3,700 at December 31, 2000 compared to 3,300 at December 31, 1999. Student population increased due to higher enrollments. Higher enrollments were a result of offering new courses at certain campuses, improving focus on student retention and increasing emphasis on advertising.

     A net loss of $352,000 and $477,000 were recorded for the years ended December 31, 2000 and 1999 respectively. The $125,000 decrease in net loss was due to additional revenue and decreased provision for uncollectible accounts. Provision for uncollectible accounts decreased as a result of centralization of the accounts receivable process, improved cash collections and improvement in the aging of accounts receivable during the year. The majority of the increased revenue was offset by instruction costs and services, selling and promotional, and general and administrative expenses increasing compared to 1999.

     Revenue increased 9.9% or $3,486,000 to $38,785,000 for the year ended December 31, 2000 compared to $35,299,000 for the same period of 1999. The revenue increased due to higher student enrollments, increased average student population and a minimal price increase compared to 1999. Student enrollments increased 7.8% to 6,072 from 5,633 in 1999. Average student population increased 10.9% to 3,649 in 2000 compared with 3,290 in 1999.

     Instruction Costs and Services - increased $1,359,000 to $15,347,000 compared to $13,988,000 in 1999. The increase

                               Part II - Page 4
was primarily a result of increased salaries, textbook and uniform expenses due to additional enrollments compared to 1999.

     Selling and Promotional - increased $935,000 to $6,618,000 compared to $5,683,000 in 1999. The $935,000 increase was due to increased wages and advertising expenses compared to 1999. The additional wages resulted from an increase in admissions salaries in 2000 due to higher pay rates for admission personnel. Advertising expense increased $413,000 in order to generate more prospective students. The increase in advertising expense consisted of $184,000 in television, $114,000 related to an internet marketing campaign, and newsprint and yellow pages advertising.

     General and Administrative - increased $1,225,000 to $16,653,000 compared to $15,428,000 in 1999. The increase was primarily a result of additional rent, health insurance and salaries compared to 1999. The majority of the rent increase was due to increased rent for the Garden Grove campus, which was relocated in the third quarter of 1999. Health insurance increased due to higher administrative costs and claims filed in the third quarter of 2000.

     Provision for Uncollectible Accounts - decreased $219,000 or 27.0% to $593,000 compared to $812,000 in 1999. This decrease was a result of reduced allowance for uncollectible accounts. Allowance for uncollectible accounts decreased as a result of improved collection efforts due to a centralized collection process instituted by the Company in 2000 and the improvement in the aging of accounts receivable during the year. The improved aging in accounts receivable is mitigated by the HEA refund provision. Management anticipates higher accounts receivable in the future related to the HEA refund provision. Student collections improved 22% or $8,060,000 to $44,286,000 compared to $36,226,000 in 1999.

     Interest Expense - increased $14,000 to $185,000 compared to $171,000 in 1999. The increase was primarily a result of the Company reversing estimated interest associated with prior tax returns in 1999.

     Provision for Income Taxes - In 2000, a tax benefit of $164,000 or 38% was recorded compared to a tax benefit of $236,000 or 33% in 1999.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,953,000 in 2000 from 7,815,000 in 1999. Basic and diluted loss per share was $.07 and $.08 for the year ended December 31, 2000 and 1999, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividends accretion of $191,000 in 2000 and $165,000 in 1999.

     Cumulative Effect of Change in Accounting Principle - On January 1, 2000, the Company adopted Securities and Exchange Commission "SEC" Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As it relates to the Company, SAB101 requires non-refundable course registration fees to be recognized ratably over the life of the course rather than in the month the student starts the program. Previously, the non-refundable registration fees were recognized the month the student started the program. The Company reported an $86,000, or $.01 per share, cumulative effect of change in accounting principle, net of tax in the first quarter 2000.

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

     Revenue increased 5.0% or $1,692,000 to $35,299,000 for the year ended December 31, 1999 compared to $33,607,000 for the same period in 1998. The increased revenue is primarily a result of student enrollments increasing 16.8% to 5,633 compared to 4,823 in 1998. Enrollment increased every quarter of 1999 compared to 1998. The increases were: 4.7% in the first quarter, 32.7% in the second quarter, 17.9% in the third quarter and 14.7% in the fourth quarter. The majority of the revenue increase was for non-tuition items charged to students in the first month of their program. The average monthly student population for both years was constant at approximately 3,300 students. The Miami Campus accounted for a $995,000 decrease in revenue.

                               Part II - Page 5

     Total operating expenses increased $387,000 to $35,911,000 compared to $35,524,000 for the year ended December 31, 1998. The Miami Campus accounted for a $1,531,000 decrease in operating expenses in 1999.

     Instruction Costs and Services - increased $1,187,000 to $13,988,000 compared to $12,801,000 in 1998. The Miami Campus accounted for a $419,000 decrease. The offsetting $1,606,000 increase was primarily a result of increased salaries, textbook and uniform expenses due to additional enrollments compared to 1998.

     Selling and Promotional - increased $129,000 to $5,683,000 compared to $5,554,000 in 1998. The Miami Campus accounted for a $320,000 decrease. The offsetting $449,000 increase was primarily due to additional wages compared to 1998. The additional wages resulted from an increase in admission employees compared to 1998.

     General and Administrative - decreased $427,000 to $15,428,000 compared to $15,855,000 in 1998. The Miami Campus accounted for a $764,000 decrease. The offsetting $337,000 increase was primarily a result of additional rent and depreciation compared to 1998. In 1999, rent expense increased due to the Company leasing more space and moving the Anaheim Campus to Garden Grove. Depreciation expense increased in 1999 compared to 1998 due to a large number of computers purchased in the second half of 1998 and first half of 1999 that are depreciated over three years.

     Provision for Uncollectible Accounts - decreased $502,000 or 38.2% to $812,000 compared to $1,314,000 in 1998. This decrease was primarily a result of improved collection efforts for student accounts and additional recoveries from previously written off accounts.

     Interest Expense - decreased $17,000 to $171,000 compared to $188,000 in 1998. The decrease was primarily a result of the Company reversing estimated interest associated with prior tax returns.

     Provision for Income Taxes - In 1999, a tax benefit of $236,000 or 33% was recorded compared to a tax benefit of $746,000 or 38% in 1998.

     EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 7,815,000 in 1999 from 7,181,000 in 1998. Basic and diluted loss per share was $.08 and $.19 for the year ended December 31, 1999 and 1998, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividends accretion of $165,000 in 1999 and $142,000 in 1998.

1998 compared to 1997

     The Company recorded a net loss of $1,212,000 for the year ended December 31, 1998, compared to net income of $277,000 for the same period in 1997. During 1997, the Company recorded a charge of $659,000, net of tax, for a cumulative change in revenue recognition and a gain on sale of assets of $313,000.

     Total revenue decreased 10.4% or $3,915,000 to $33,607,000 from $37,522,000 in 1997. Enrollments decreased approximately 24.3% to 4,823 compared to 6,367 in 1997. The average monthly student population decreased from approximately 4,100 in 1997 to 3,300 in 1998. The 1998 revenue decrease was a result of decreased enrollments and average monthly student population compared to 1997.

     Total operating expenses decreased $1,399,000 or 3.8% to $35,524,000 compared to $36,923,000 in 1997.

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

     General and Administrative - decreased $995,000 or 5.9% to $15,855,000 compared to $16,850,000 in 1997. The decrease is primarily due to reduced professional fees compared to 1997.

     Provision for Uncollectible Accounts - decreased $122,000 or 8.5% to $1,314,000 from $1,436,000 in 1997. The Company recovered approximately $433,000 in previously written off accounts during 1998. The offsetting increase was due to additional bad debt accrual expense compared to 1997. Approximately $95,000 of the bad debt accrual increase was due to additional notes at the San Diego, Campus. See Part II, "Cash Flows and Other".

                               Part II - Page 6

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

Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998, at an exercise price of $1.36 per share of Common Stock. No warrants were exercised as of December 31, 2000. Approximately $4.4 million of the Cahill-Warnock transaction funds were used to satisfy CenCor obligations. The Company was previously a division of Cencor and all obligations due Cencor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables which was fulfilled in January 1998. The Cencor obligations included debt that was used to originally finance the Company and the purchase of its fixed assets. The Cencor obligations had been secured by the fixed assets of the Company. This security interest was terminated when the Cencor obligations were paid.

     The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being accreted over the period from issuance until 2003 to yield a constant dividend rate of 15%. The accretion is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The accretion was $191,000, $165,000 and $142,000 for the years ended December 31, 2000, 1999 and 1998,

                               Part II - Page 7
respectively. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date. The Voting Preferred Stock has dividends payable at 12% per annum until December 31, 2002 and increase to 15% on January 1, 2003. The Company will pay a quarterly cash dividend starting January 1, 2001 of approximately $45,000 and each quarter thereafter until December 31, 2002. The quarterly cash dividend beginning January 1, 2003 will be approximately $56,250.

Bank Financing

     The Company negotiated a $2,400,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. This facility expires on April 30, 2001 and the Company expects to renew or replace the facility. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. If the Company had borrowed funds, the interest rate would have been 9.5% and 10.5% at December 31, 1999 and 2000, respectively. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth as part of this agreement. The Company was in compliance with this agreement in 1999 and 2000. The Company had not borrowed any funds under this facility as of December 31, 2000.

     On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's new Garden Grove, California location. The letter of credit will expire October 2, 2001. Each year the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000 and $471,000 at December 31, 1999 and 2000, respectively. The letter can only be drawn upon if there is a default under the lease agreement. There has been no default at any time under the lease agreement.

Cash Flows and Other

     Net cash flows provided by operating activities were $3,775,000 in 2000 compared to $560,000 in 1999. The Company received income tax refunds of $475,000 and $184,000 in 2000 and 1999, respectively. In March 2000, the
Company received $200,000 as an early settlement for all contractual obligations between the Company and Person/Wolinksy. The non-compete agreement remains in effect as part of the settlement. The majority of the increased cash flow is a result of improved cash collections and increased student population. The Company derived 83% of its cash from students who are eligible for federally funded programs. Partial disbursements of these funds are usually made within forty-five days of the date a student begins a program of study.

     Investing activities decreased cash flows $1,410,000 and $889,000 in 2000 and 1999, respectively. Capital expenditures in 2000 were $794,000 compared to $889,000 in 1999. Expenditures for both years were primarily for additional computer equipment, classroom equipment and leasehold improvements. Investing activities decreased $616,000 due to the Company investing in a certificate of deposit in 2000.

     Financing activities decreased cash flows $82,000 in 2000 compared to a $125,000 increase in 1999. The change is due to fewer stock options exercised in 2000 and the purchase of treasury stock in the fourth quarter of 2000.

     The Company purchased 119,500 shares of stock at an average price of $0.94 a share pursuant to the $1,000,000 stock buy back authorized by the Board of Directors in 2000.

     The Company meets its working capital, capital equipment purchase and cash requirements with funds generated internally. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

                               Part II - Page 8

Contingencies

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

Other

     The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 2000. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of the new legislation extending the Higher Education Act of 1965, as amended. The Company's Campus percentage of Title IV Funds ranged from 74.0% to 88.7%.

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

     The Company has recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of $1,326,000 as of December 31, 2000 and estimates that it must generate at least $3,334,000 of future taxable income to realize those deferred tax assets. To achieve this level of future taxable

                               Part II - Page 9
income, the Company intends to strive to increase enrollments in current programs, add new programs at existing locations, and improve business processes to reduce operating expenses. Based on information known to management, it is more likely than not that the Company will realize the deferred tax assets.

The table below reconciles loss before income taxes for financial statement purposes with taxable income (loss) for income tax purposes:

                             (Estimated)
                                        2000        1999         1998
                                        ----        ----         ----
Loss before income taxes             $(430,000)  $(713,000)  $(1,958,000)
Depreciation and Amortization          848,000      63,000       706,000
Bad Debts                             (235,000)    (35,000)      440,000
Change in accounting method           (275,000)   (275,000)     (275,000)
Other                                  254,000     162,000      (176,000)
                                     ---------   ---------   -----------

Taxable Income (Loss) Before
  Net Operating Loss Deduction       $ 162,000   $(798,000)  $(1,263,000)
                                     =========   =========   ===========

The 1998 taxable loss was carried back to the years 1995 and 1996, and all of the losses were absorbed in those years, with the exception of $62,000 which was carried forward to 1999 and is expected to be utilized in 2000. The 1999 net operating loss of $798,000 was carried forward to the year 2000, and is expected to be absorbed in the years 2000 through 2004. The net operating loss for 1999 expires in 2019.

The Company has a state net operating loss carryforward of approximately $2,459,000 expiring in 2002 through 2019. The state net operating loss carryforward resulted in a deferred tax asset of $107,000, net of federal tax benefit.

Net deferred tax timing differences are estimated to reverse and become available as tax deductions as follows:

                   2001                  $  601,000
                   2002                      29,000
                   2003                     271,000
                   2004                     390,000
                   2005                      35,000
                                         ----------
                   Total                 $1,326,000
                                         ==========

New Accounting Pronouncements

     On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. SFAS 133 requires that a Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 will not impact the Company's consolidated financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data

                               Part II - Page 10

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Concorde Career Colleges, Inc. and Subsidiaries:

Report of Independent Accountants.................................................................   II-12

Consolidated Balance Sheet--December 31, 2000 and 1999............................................   II-13

Consolidated Statement of Operations--For the Years Ended December 31, 2000, 1999 and 1998........   II-15

Consolidated Statement of Cash Flows--For the Years Ended December 31, 2000, 1999 and 1998........   II-16

Consolidated Statement of Changes In Stockholders' Equity--
   For the Years Ended December 31, 2000, 1999 and 1998...........................................   II-17

Notes to Consolidated Financial Statements--For the Years Ended December 31, 2000, 1999 and 1998..   II-18




             (The remainder of this page left intentionally blank.)

                               Part II - Page 11

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Concorde Career Colleges, Inc., and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on Part IV - Page 1 present fairly, in all material respects, the financial position of Concorde Career Colleges, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Kansas City, Missouri
March 23, 2001



             (The remainder of this page left intentionally blank.)

                               Part II - Page 12

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                       December 31,
                                                       ------------
                                                    2000          1999
                                                    ----          ----
Current Assets:
     Cash and cash equivalents................  $ 4,512,000   $ 2,229,000
     Short term investments...................      616,000
     Net receivables
        Accounts receivable...................   12,367,000    10,927,000
        Notes receivable......................    2,016,000     2,531,000
        Allowance for uncollectible accounts..     (663,000)   (1,234,000)
                                                -----------   -----------
                                                 13,720,000    12,224,000
     Recoverable income taxes.................        4,000       422,000
     Deferred income taxes....................      563,000       287,000
     Supplies and prepaid expenses............    1,140,000       766,000
                                                -----------   -----------
              Total current assets............   20,555,000    15,928,000

Fixed Assets, Net.............................    2,736,000     3,033,000

Intangible Assets, Net........................      316,000       375,000
                                                -----------   -----------

Other Assets:
     Long-term notes receivable...............      651,000     1,173,000
     Allowance for uncollectible notes........      (30,000)     (186,000)
     Other....................................       21,000       295,000
     Deferred income taxes....................      763,000       832,000
                                                -----------   -----------
         Total other assets...................    1,405,000     2,114,000
                                                -----------   -----------
                                                $25,012,000   $21,450,000
                                                ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 13

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31,
                                                                         ----------------------------
                                                                            2000            1999
                                                                            ----            ----
Current Liabilities:
     Deferred revenue..................................................  $14,116,000      $10,249,000
     Accrued salaries and wages........................................      435,000          410,000
     Accrued interest..................................................       16,000           15,000
     Accounts payable..................................................      856,000          565,000
     Accrued liabilities...............................................      970,000        1,000,000
                                                                         -----------      -----------
             Total current liabilities.................................   16,393,000       12,239,000

Long Term Liabilities..................................................      142,000          300,000

Subordinated Debt Due To Related Party Cahill-Warnock..................    3,500,000        3,500,000
                                                                         -----------      -----------
Commitments and Contingencies (Notes 5, 7, 9, 12 and 13)


Stockholders' Equity:

     Preferred Stock, ($.10 par value, 600,000 shares authorized)
        Class B, 55,147 shares issued and outstanding..................        6,000            6,000

     Common stock, $.10 par value, 19,400,000 shares authorized,
        8,004,941 shares issued and 7,860,141 shares outstanding
        in 2000 (7,941,923 shares issued and 7,916,123 shares
        outstanding in 1999)...........................................      800,000          794,000

     Capital in excess of par..........................................    8,804,000        8,589,000

     Accumulated deficit...............................................   (4,462,000)      (3,919,000)

     Less-treasury stock, 144,800 shares in 2000 and 25,800 in 1999,
        at cost........................................................     (171,000)         (59,000)
                                                                         -----------      -----------
             Total stockholders' equity................................    4,977,000        5,411,000
                                                                         -----------      -----------
                                                                         $25,012,000      $21,450,000
                                                                         ===========      ===========

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 14

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                            Years Ended December 31,
                                                                     ---------------------------------------
                                                                        2000          1999          1998
                                                                        ----          ----          ----
Net Revenues.......................................................  $38,785,000   $35,299,000   $33,607,000

Costs and Expenses:

  Instruction costs and services...................................   15,347,000    13,988,000    12,801,000
  Selling and promotional..........................................    6,618,000     5,683,000     5,554,000
  General and administrative.......................................   16,653,000    15,428,000    15,855,000
  Provision for uncollectible accounts.............................      593,000       812,000     1,314,000
                                                                     -----------   -----------   -----------
  Total Expenses...................................................   39,211,000    35,911,000    35,524,000
                                                                     -----------   -----------   -----------

Operating Loss.....................................................     (426,000)     (612,000)   (1,917,000)

Other Non-Operating Income.........................................      181,000        70,000       147,000

Interest Expense...................................................      185,000       171,000       188,000
                                                                     -----------   -----------   -----------

Loss Before Benefit From Income Taxes and Cumulative Effect of
 Change in Accounting Principle....................................     (430,000)     (713,000)   (1,958,000)

Benefit From Income Taxes..........................................     (164,000)     (236,000)     (746,000)
                                                                     -----------   -----------   -----------

Loss Before Cumulative Effect of Change in Accounting Principle....     (266,000)     (477,000)   (1,212,000)

Cumulative Effect of Change in Accounting Principle,
 Net of Tax........................................................      (86,000)
                                                                     -----------   -----------   -----------

Net Loss...........................................................     (352,000)     (477,000)   (1,212,000)

Class B Preferred Stock Accretion..................................      191,000       165,000       142,000
                                                                     -----------   -----------   -----------

Net Loss Available to Common Shareholders..........................  $  (543,000)  $  (642,000)  $(1,354,000)
                                                                     ===========   ===========   ===========

Weighted Average Shares Outstanding:
  Basic............................................................    7,953,000     7,815,000     7,181,000
  Diluted..........................................................    7,953,000     7,815,000     7,181,000

Basic Loss Per Share:

  Loss per share before cumulative effect of change in accounting
   principle.......................................................  $      (.06)  $      (.08)  $      (.19)
  Cumulative effect to January 1, 2000 of change in accounting
   principle, net of tax...........................................         (.01)
                                                                     -----------   -----------   -----------

Net Loss Per Share.................................................  $      (.07)  $      (.08)  $      (.19)
                                                                     ===========   ===========   ===========

Diluted Loss Per Share:

  Loss per share before cumulative effect of change in accounting
   principle.......................................................  $      (.06)  $      (.08)  $      (.19)
  Cumulative effect to January 1, 2000 of change in accounting
   principle, net of tax...........................................         (.01)
                                                                     -----------   -----------   -----------

Net Loss Per Share.................................................  $      (.07)  $      (.08)  $      (.19)
                                                                     ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 15

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                     ---------------------------------------
                                                                         2000          1999          1998
                                                                         ----          ----          ----
Cash Flows-Operating Activities:
 Net Loss..........................................................  $  (352,000)  $  (477,000)  $(1,212,000)
 Adjustments to reconcile net loss to net cash
   provided by operating activities--
 Depreciation and amortization.....................................    1,151,000     1,109,000       985,000
 Provision for uncollectible accounts..............................      593,000       812,000     1,314,000
 Cumulative effect of change in accounting principle...............       86,000
 Increase (Decrease) in Deferred income taxes......................     (207,000)     (434,000)      454,000
 Change in assets and liabilities--
 (Increase) decrease in receivables, net...........................   (1,723,000)   (1,637,000)      648,000
 Increase (decrease) in deferred revenue...........................    3,781,000     1,527,000    (2,156,000)
 (Increase) decrease in income taxes payable/recoverable...........      418,000       377,000      (459,000)
 Other changes in assets and liabilities, net......................       28,000      (717,000)   (1,020,000)
                                                                     -----------   -----------   -----------
      Total adjustments............................................    4,127,000     1,037,000      (234,000)
                                                                     -----------   -----------   -----------
      Net operating activities.....................................    3,775,000       560,000    (1,446,000)
                                                                     -----------   -----------   -----------

Cash Flows-Investing Activities:
  Purchase of short term investments...............................     (616,000)
  Capital expenditures.............................................     (794,000)     (889,000)   (1,527,000)
                                                                     -----------   -----------   -----------
      Net investing activities.....................................   (1,410,000)     (889,000)   (1,527,000)
                                                                     -----------   -----------   -----------
Cash Flows-Financing Activities:
 Treasury Stock Purchased..........................................     (113,000)
 Stock options exercised...........................................        2,000        98,000        13,000
 Stock purchase plan...............................................       29,000        27,000
                                                                     -----------   -----------   -----------
      Net financing activities.....................................      (82,000)      125,000        13,000
                                                                     -----------   -----------   -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents.................................................    2,283,000      (204,000)   (2,960,000)

Cash and Cash Equivalents at Beginning of Period...................    2,229,000     2,433,000     5,393,000
                                                                     -----------   -----------   -----------

Cash and Cash Equivalents at End of Period.........................   $4,512,000    $2,229,000    $2,433,000
                                                                      ==========    ==========    ==========
Supplemental Disclosures of Cash Flow Information

Cash Paid During the Year For:
  Interest.........................................................   $  185,000    $  335,000    $  177,000
  Income taxes.....................................................       45,000        19,000       249,000

 The accompanying notes are an integral part of these consolidated statements.



             (The remainder of this page left intentionally blank.)

                               Part II - Page 16

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           For the Three Years Ended
                               December 31, 2000

                                                                Capital
                                      Preferred     Common     in Excess   Accumulated    Treasury
                                        Stock       Stock       of Par       Deficit        Stock        Total
                                      ---------   ---------   ----------   -----------   ----------   -----------
BALANCE, December 31, 1997..........  $   6,000   $ 713,000   $8,000,000   $(1,923,000)   $ (61,000)  $ 6,735,000

 Net Loss...........................                                        (1,212,000)                (1,212,000)
 Class B Preferred Stock Accretion..                             142,000      (142,000)
 Stock Options Exercised............                 12,000        1,000                                   13,000
                                      ---------   ---------   ----------   -----------    ---------   -----------

BALANCE, December 31, 1998..........      6,000     725,000    8,143,000    (3,277,000)     (61,000)    5,536,000

 Net Loss...........................                                          (477,000)                  (477,000)
 Class B Preferred Stock Accretion..                             165,000      (165,000)
 Stock Options Exercised............                 64,000      260,000                                  324,000
 Employee Stock Purchase Plan.......                  5,000       22,000                                   27,000
 Treasury Stock Issued..............                              (1,000)                     2,000         1,000
                                      ---------   ---------   ----------   -----------    ---------   -----------

BALANCE, December 31, 1999..........      6,000     794,000    8,589,000    (3,919,000)     (59,000)    5,411,000

 Net Loss...........................                                          (352,000)                  (352,000)
 Class B Preferred Stock Accretion..                             191,000      (191,000)
 Stock Options Exercised............                  1,000        1,000                                    2,000
 Employee Stock Purchase Plan.......                  5,000       24,000                                   29,000
 Treasury Stock Issued..............                              (1,000)                     1,000
 Treasury Stock Purchased...........                                                       (113,000)     (113,000)
                                      ---------   ---------   ----------   -----------    ---------   -----------

BALANCE, December 31, 2000..........  $   6,000   $ 800,000   $8,804,000   $(4,462,000)   $(171,000)  $ 4,977,000
                                      =========   =========   ==========   ===========    =========   ===========

 The accompanying notes are an integral part of these consolidated statements.



             (The remainder of this page left intentionally blank.)

                               Part II - Page 17

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Three Years Ended December 31, 2000

1. Business:

Background

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

Asset Dispositions

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

     The Company entered into an agreement with Person/Wolinsky, Inc. to satisfy certain contractual obligations between Person/Wolinsky, Inc. and the Company for a cash payment of $200,000, which was received during March 2000. The $200,000 is being recognized ratably over the remaining life of the non-compete agreement which expires August 2006. At December 31, 2000 the company had a long term liability of $142,000 and a short term liability of $30,000 remaining on its balance sheet for the non-compete agreement.

2. Summary of Significant Accounting Policies:

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Concorde and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Recognition of Revenue

     The Company establishes an account receivable and a corresponding deferred revenue liability for each student upon commencement of a program of study. The deferred revenue liability, consisting of tuition and non-refundable registration fees, is recognized into income ratably over the length of the program. If a student withdraws from a program, the unearned portion of the tuition that the student has paid for is refunded on a pro-rata basis. Textbook sales are recognized when they occur.

                               Part II - Page 18

     Most students enrolled at the Company's Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2000 management estimates that 83 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 17 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

     In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 and recorded a one-time charge of $86,000 or $.01 a share after tax related to the cumulative effect of this accounting principle change during the first quarter of 2000. Under SAB 101, non-refundable registration fees are recognized ratably over the life of the course rather than in the month the student starts the program as discussed above.

Cash and Cash Equivalents

     Cash and cash equivalents are made up of cash and those items with a maturity of three months or less. Generally cash equivalents are represented by money market funds, certificates of deposit and treasury bills that are carried at cost, which approximates fair value, on the Company's balance sheet.

Short Term Investments

     Short term investments are those items with a maturity of three months to one year. Short term investments are carried at cost, which approximates fair value on the Company's balance sheet. At December 31, 2000 short term investments consisted of certificates of deposit with a six month maturity. Income related to short term investments is included in other non-operating income on the statement of operations.

Accounts Receivable and Notes Receivable

     Accounts receivable are amounts due from students that are primarily expected to be paid through the use of federal and state sources of funds. The Company anticipates a higher level of uncollectible accounts receivable from students as a result of the adoption of the HEA refund provision. Under the new HEA requirements, students will be obligated to the Company for education costs that the student can no longer pay with Title IV funds.

     The Company charges earnings for the amount of estimated uncollectible accounts based upon current collection trends. However, unpaid balances are usually written-off 180 days after the student withdraws or graduates from the Campus and/or ceases to make payments. Internal collection efforts, as well as outside professional services, are used to pursue collection of delinquent accounts.

     Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates. It is not practicable to determine the fair value of notes receivables without incurring excessive costs. The Company has no quoted market prices or dealer quotes to compare similar loans made to borrowers with similar credit ratings. In addition, the Company cannot readily establish a pattern of future cash flows to estimate fair value. However, management believes that the carrying amounts (net of allowance for doubtful accounts) recorded at December 31, 2000, are not impaired and are not materially different from their corresponding fair values.

Fixed Assets

     Fixed assets are recorded at cost. Furniture and equipment is depreciated over the estimated useful lives of the assets (3 to 10 years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful life or terms of the related leases.

      Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. The costs and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is recognized in the year of disposal. Depreciation expense was $1,091,000 in 2000, $1,050,000 in 1999 and $821,000 in 1998.

                               Part II - Page 19

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

Intangible Assets

     All prior period acquisitions have been accounted for by the purchase method, under which a portion of the purchase price is assigned to net tangible assets acquired to the extent of their estimated values. The excess of the purchase price over net tangible assets acquired is amortized over 5 to 20 years. The total amount of amortization expense was $59,000 in 2000, $60,000 in 1999 and $159,000 in 1998.

Asset Impairments

     Whenever certain events occur or there are changes in circumstances, the Company reviews long-lived assets, including intangibles, for impairment by comparing the carrying value to future undiscounted cash flows. To the extent that there is impairment, analysis is performed based on several criteria, including but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. In addition, a determination is made by management to ascertain whether goodwill has been impaired. Analysis is performed on an operating business unit basis using the fair value method. If the review indicates that goodwill is not recoverable, the Company would recognize an impairment loss. The Company has not recorded any provision for possible impairment of long-lived assets.

Advertising Costs

     The Company expenses advertising costs as they occur. Advertising expense, which is included in selling and promotional expenses, was $3,645,000 in 2000, $3,232,000 in 1999 and $3,462,000 in 1998.

Reclassification

Certain reclassifications were made to 1999 and 1998 to conform to 2000 presentation.

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and deferred revenue approximate fair value because of immediate or short-term maturity of these financial instruments. Short term investments are recorded at
their cost.   As it was not practicable to estimate the fair value of the subordinated debentures with nondetachable warrants without incurring excessive costs, these are carried at their original value of $3,500,000 in the consolidated balance sheet.



             (The remainder of this page left blank intentionally.)

                               Part II - Page 20

3. Intangible Assets:

   Intangible assets consist of the following at December 31:                                     2000          1999
                                                                                                  ----          ----
        Goodwill............................................................................  $   913,000   $   913,000
        Less accumulated amortization.......................................................      597,000       538,000
                                                                                              -----------   -----------
             Net intangibles................................................................  $   316,000   $   375,000
                                                                                              ===========   ===========

4. Receivables:

   Changes in the allowance for uncollectible accounts were as follows for the year ended December 31:

                                                                   2000          1999         1998
                                                                   ----          ----         ----
        Beginning balance....................................  $ 1,234,000   $ 1,696,000   $1,309,000
        Provision for uncollectible accounts.................      567,000       747,000    1,284,000
        Charge-offs..........................................   (1,138,000)   (1,209,000)    (897,000)
                                                               -----------   -----------   ----------
                                                               $   663,000   $ 1,234,000   $1,696,000
                                                               ===========   ===========   ==========

   Changes in the allowance for uncollectible notes were as follows for the year ended December 31:

                                                                  2000         1999         1998
                                                                  ----         ----         ----
       Beginning balance.....................................  $  186,000   $  183,000   $ 616,000
       Provision for uncollectible notes.....................      26,000       65,000      30,000
       Charge-offs...........................................    (182,000)     (62,000)   (463,000)
                                                               ----------   ----------   ---------
                                                               $   30,000   $  186,000   $ 183,000
                                                               ==========   ==========   ==========

5. Fixed Assets:

   Fixed assets consist of the following at December 31:          2000         1999
                                                                  ----         ----
        Furniture and equipment...............................  $6,704,000   $6,094,000
        Leasehold improvements................................   2,866,000    2,682,000
                                                                ----------   ----------

             Gross fixed assets...............................   9,570,000    8,776,000
        Less accumulated depreciation
          and amortization....................................   6,834,000    5,743,000
                                                                ----------   ----------
            Net fixed assets..................................  $2,736,000   $3,033,000
                                                                ==========   ==========

                               Part II - Page 21

     The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for these leases was $3,054,000 in 2000, $2,876,000 in 1999 and $2,709,000 in 1998. Aggregate
minimum future rentals payable under the operating leases at December 31, 2000, were:


          2001.........................................  $2,730,000
          2002.........................................   2,574,000
          2003.........................................   2,196,000
          2004.........................................   1,606,000
          2005 and thereafter..........................   7,930,000

6.   Accrued Liabilities:

  Accrued Liabilities consist of the following at December 31:

                                                          2000          1999
                                                       ----------    ----------
     Accrued vacation................................  $  646,000    $  621,000
     Other accrued liabilities.......................     225,000       215,000
     Accrued other taxes.............................       8,000        23,000
     Accrued health insurance payable................      91,000       141,000
                                                       ----------    ----------
     Accrued liabilities.............................  $  970,000    $1,000,000
                                                       ==========    ==========

7.   Long-Term Debt and Refinancing:
     Long-term debt consists of the following at
       December 31:                                       2000          1999
                                                       ----------    ----------

       Subordinated debenture, five percent, due
         February 2003...............................  $3,500,000    $3,500,000
                                                       ==========    ==========

Cahill, Warnock Transactions

     On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and (ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 2,573,529 shares of Common Stock, exercisable beginning August 25, 1998, at an exercise price of $1.36 per share of Common Stock. No warrants were exercised as of December 31, 2000. Approximately $4.4 million of the Cahill-Warnock transaction funds were used to satisfy CenCor obligations. The Company was previously a division of Cencor and all obligations due Cencor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables which was fulfilled in January 1998. The Cencor obligations included debt that was used to originally finance the Company and the purchase of its fixed assets. The Cencor obligations had been secured by the fixed assets of the Company. This security interest was terminated when the Cencor obligations were paid.

     The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being accreted over the period from issuance until 2003 to yield a constant dividend rate of 15%. The accretion is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The accretion was $191,000, $165,000 and $142,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder

                               Part II - Page 22
for no additional consideration. There is no mandatory redemption date. The Voting Preferred Stock has dividends payable at 12% per annum until December 31, 2002 and increase to 15% on January 1, 2003. The Company will pay a quarterly cash dividend starting January 1, 2001 of approximately $45,000 and each quarter thereafter until December 31, 2002. The quarterly cash dividend beginning January 1, 2003 will be approximately $56,250.

Other

     The Company negotiated a $2,400,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. This facility expires on April 30, 2001 and the Company expects to renew or replace the facility. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. If the Company had borrowed funds, the interest rate would have been 9.5% and 10.5% at December 31, 1999 and 2000, respectively. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth as part of this agreement. The Company was in compliance with this agreement in 1999 and 2000. The Company had not borrowed any funds under this facility as of December 31, 2000.

     On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's new Garden Grove, California location. The letter of credit will expire October 2, 2001. Each year the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000 and $471,000 at December 31, 1999 and 2000, respectively. The letter can only be drawn upon if there is a default under the lease agreement. There has been no default at any time under the lease agreement.







             (The remainder of this page left intentionally blank.)

                               Part II - Page 23

8.   Income Taxes:

     The income tax benefit, excluding the cumulative effect of a change in accounting method, for the three years ended December 31, 2000, consist of the following:

                                                                   2000        1999        1998
                                                                ---------   ---------   -----------
   Current tax expense (benefit)
         Federal..............................................  $ (17,000)  $ 165,000   $(1,161,000)
         State................................................      5,000      33,000       (39,000)
                                                                ---------   ---------   -----------
                                                                  (12,000)    198,000    (1,200,000)
   Deferred tax expense (benefit)
         Federal..............................................   (143,000)   (367,000)      515,000
         State................................................    (64,000)    (67,000)      (61,000)
                                                                ---------   ---------   -----------
                                                                 (207,000)   (434,000)      454,000
                                                                ---------   ---------   -----------
   Less benefit of cumulative effect of an accounting change..    (55,000)
                                                                ---------   ---------   -----------
   Tax benefit................................................  $(164,000)  $(236,000)  $  (746,000)
                                                                =========   =========   ===========

   The Company's effective income tax expense (benefit) rate, excluding the cumulative effect of a change in accounting method, differs from the federal statutory rate of 34% for the three years ended December 31, 2000, as follows:

                                                                   2000       1999        1998
                                                                ---------   ---------   ---------
   Benefit at federal statutory rate..........................  $(146,000)  $(243,000)  $(665,000)
   State benefit, net.........................................    (39,000)    (55,000)   (120,000)
   Goodwill amortization......................................     20,000      52,000      52,000
   IRS examination............................................      9,000
   Other, net.................................................     (8,000)     10,000     (13,000)
                                                                ---------   ---------   ---------
                                                                $(164,000)  $(236,000)  $(746,000)
                                                                =========   =========   =========



             (The remainder of this page left intentionally blank.)

                               Part II - Page 24

   Deferred tax assets and liabilities consisted of the following at December 31:

                                                                               2000        1999         1998
                                                                            ----------  ----------   ----------
   Credit losses..........................................................  $   59,000  $   98,000   $  146,000
   Deferred student tuition...............................................     109,000     198,000      297,000
   AMT credit carryforward................................................     257,000     331,000      340,000
   Depreciation and amortization..........................................      70,000
   NOL carryforwards......................................................     356,000     600,000
   Other expenses currently deductible for financial reporting
     purposes but not for tax.............................................     475,000     268,000      449,000
                                                                            ----------  ----------   ----------
         Net assets.......................................................   1,326,000   1,495,000    1,232,000
   Depreciation and amortization..........................................                (232,000)    (248,000)
   Other expenses currently deductible for tax but not for
     financial reporting purposes.........................................                (144,000)    (299,000)
                                                                            ----------  ----------   ----------

         Net..............................................................  $1,326,000  $1,119,000   $  685,000
                                                                            ==========  ==========   ==========

     At December 31, 2000, deferred tax assets included $563,000 current assets and $763,000 non-current assets.

     The Company has incurred net losses of $352,000, $477,000 and $1,212,000 for 2000, 1999 and 1998, respectively. The Company has recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of $1,326,000 as of December 31, 2000 and estimates that it must generate at least $3,334,000 of future taxable income to realize those deferred tax assets. The Company provided no valuation allowance against deferred tax assets recorded as of December 31, 2000, as management believes that it is more likely than not that all deferred assets will be fully realizable in future tax periods.

     At December 31, 2000, the Company had various federal and state net operating loss ("NOL") carryforwards available to offset future taxable income. The Company has approximately $731,000 of NOL carryforwards for federal purposes. Portions of the federal NOL are subject to utilization limitations. However, the deferred tax asset related to the federal NOL is expected to be fully realized as such losses do not expire until the 2019 tax year.

     The Company also has NOL carryforwards for state purposes. The deferred tax asset related to the state NOL is expected to be fully realized as well. At December 31, 2000, the Company had approximately $256,000 of alternative minimum tax credit carryforwards available to reduce future federal income tax liabilities. Under current Federal income tax law, the alternative minimum tax credit can be carried forward indefinitely.



             (The remainder of this page left intentionally blank.)

                               Part II - Page 25

9.   Stockholders' Equity:

Treasury Stock

     In August, 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Concorde's common stock in the open market, subject to normal trading restrictions. Under the new program, the Company purchased 119,500 shares at a cost of $113,000 during 2000. Currently, the Company uses treasury stock for general corporate purposes.

Stock Purchase Plan

     During 1998 the Company's shareholders approved an employee stock purchase plan (the "Purchase Plan"). The Purchase Plan allows employees of the Company to purchase shares of the Company's common stock at periodic intervals, generally quarterly, through payroll deductions. The purchase price per share is the lower of 95% of the closing price on the offering commencement date or termination date. The Purchase Plan expires in 2003 and permits a maximum of 50,000 shares to be issued each year. In 1998, no shares were issued. In 1999, 49,647 shares of stock were issued under this plan at prices between $.48 and $.60. In 2000, 48,018 shares of stock were issued under this plan at prices between $.50 and $.78.

Stock Option Plans

     The Company has incentive stock option plans (the "2000 Option Plan" and the "1998 Option Plan") approved at the 2000 and 1998 stockholders meetings. The 2000 Option Plan authorized issuance of 250,000 shares of its common stock to certain officers and employees of the Company. The 1998 Option Plan authorized issuance of 500,000 shares of common stock to certain officers and employees of the Company. Options for both plans are granted at fair market value on the date of grant for a term of not more than ten years. In 2000, the Company issued 170,000 options from the 1998 Option Plan and 250,000 options from the 2000 Option Plan.

     In 1994, the Company's Compensation Committee (the "Compensation Committee") awarded to an officer of the Company the option to purchase 750,000 shares pursuant to a stock option plan (the "1994 Option Plan") which was approved at the 1994 stockholders meeting. In 1994, 150,000 shares failed to vest because the Company did not attain the necessary performance requirements. The officer exercised the right to purchase the remaining 600,000 shares of stock at an exercise price of $.15 in 1999. In 1997, the Compensation Committee awarded the same officer the option to purchase an additional 400,000 shares at an exercise price of $1.09. The market value on the date of grant was $0.99. Under the terms of the option, the officer was granted the right to immediately exercise a portion of the option (80,000 shares). Vesting of the right to purchase the remaining 320,000 shares is based upon lapse of time through the following four years.

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

     The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation expense has been recognized for the 2000 Option Plan, 1998 Option Plan or 1988 Option Plan as the exercise price equals the stock price on the date of grant. Also, no compensation expense has been recognized for the employee stock purchase plan because the purchase plan qualifies as a non-compensatory plan. Had compensation expense been determined for stock options granted in 2000, 1999 and 1998 and the employee stock purchase plan based on the fair value at grant dates consistent with Statement of Financial Accounting Standards ("SFAS 123") "Accounting for Stock Based Compensation," the Company's pro forma net loss before cumulative effect of change in accounting principle and basic and diluted earnings per share for the three years ended December 31, 2000, 1999 and

                               Part II - Page 26

1998 would have been as presented below:

                                                       Pro forma EPS
                                              Twelve Months Ended December 31,
                                            -----------------------------------
                                                2000       1999        1998
                                            -----------------------------------
Pro forma loss before
cumulative effect of change in
accounting principle                        $(468,000)  $(570,000)  $(1,284,000)
                                            =========   =========   ===========

Pro forma Basic Earning Per Share           $    (.08)  $    (.09)  $      (.20)
                                            =========   =========   ===========

Pro forma Diluted Earnings Per Share        $    (.08)  $    (.09)  $      (.20)
                                            =========   =========   ===========

The pro forma amounts were estimated for common stock options using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998:

                                                        2000    1999    1998
                                                       -----   -----   -----
     Weighted average expected life (years)               6       6       6
     Expected Volatility                                 102%    117%    158%
     Annual Dividend per share                            0       0       0
     Risk free interest rate                            5.04%   6.59%   4.73%
     Weighted average fair value of options granted     $0.47   $0.45   $1.14

The pro forma amounts for the employee stock purchase plan were estimated using the Black-Scholes option-pricing model with the following assumptions for 1999:

                                                        2000    1999
                                                       -----   -----
     Weighted average expected life (years)               1       1
     Expected Volatility                                 117%    118%
     Annual Dividend per share                            0       0
     Risk free interest rate                            5.41%   5.93%
     Weighted average fair value of options granted     $0.55   $0.27



             (The remainder of this page left intentionally blank.)

                               Part II - Page 27

The following table reflects activity in options for the three-year period ended December 31, 2000.

                                                                                                      Weighted-
                                                                                          Total        average
                           (1)                                                            Number       Exercise     Option Price
                        1988 Plan    1994 Plan      NQSO      1998 Plan    2000 Plan    of Shares       Price        per share
                        ---------    ---------    --------    ---------    ---------    ----------    ---------    --------------
Outstanding 12/31/97      341,000    1,000,000     575,000                               1,916,000      $0.74      $0.10 to $2.25
Exercised                (124,650)                                                        (124,650)     $0.11      $0.10 to $0.55
Canceled                  (41,500)                (345,000)                               (386,500)     $1.35      $0.10 to $2.06
Issued                                                         176,500                     176,500      $1.23      $0.84 to $1.81

---------------------------------------------------------------------------------------------------------------------------------
Outstanding 12/31/98      174,850    1,000,000     230,000     176,500                   1,581,350      $0.56      $0.10 to $2.25
Exercised                 (36,650)    (600,000)                                           (636,650)     $0.15      $0.10 to $0.55
Canceled                  (20,500)                (230,000)    (34,000)                   (284,500)     $1.10      $0.10 to $1.81
Issued                                              24,999     328,000                     352,999      $0.52      $0.50 to $0.85

---------------------------------------------------------------------------------------------------------------------------------
Outstanding 12/31/99      117,700      400,000      24,999     470,500                   1,013,199      $0.86      $0.10 to $2.25
Exercised                 (15,000)                                                         (15,000)     $0.15      $0.10 to $0.59
Canceled                  (20,500)                            (196,600)     (10,000)      (227,100)     $0.79      $0.10 to $2.12
Issued                                                         170,000      260,000        430,000      $0.57      $0.46 to $0.91

---------------------------------------------------------------------------------------------------------------------------------
Outstanding 12/31/00       82,200      400,000      24,999     443,900     250,000      1,201,099      $0.78       $0.10 to $2.25

(1)  The 1988 Plan expired in 1998.

The following table reflects information for exercisable options for the three year period ended December 31, 2000.

                  Range of               Shares             Weighted Average
              Exercise Prices          Exercisable           Exercise Price
              ---------------          -----------          ----------------
1998           $0.10 - $2.25             893,375                 $0.33
1999           $0.10 - $2.12             380,000                 $0.91
2000           $0.10 - $2.25             386,340                 $0.92

The following table reflects option information as of December 31, 2000.

                     Shares           Average            Weighted         Shares          Weighted
   Range of        Outstanding       Remaining           Average        Exercisable       Average
Exercise Prices    at 12/31/00    Contractual Life    Exercise Price    at 12/31/00    Exercise Price
---------------    -----------    ----------------    --------------    -----------    --------------
                                      (years)
$0.10                 33,500            2.5               $0.10            33,500          $0.10
$0.28                 13,500            4.1               $0.28            13,500          $0.28
$0.46                 95,000            9.4               $0.46               -0-           -0-
$0.50                257,400            8.1               $0.50            39,480          $0.50
$0.51-$0.59          214,699            7.3               $0.53            20,660          $0.57
$0.62-$1.00          107,500            8.9               $0.82             3,300          $0.91
$1.03-$1.31          443,500            7.0               $1.09           259,200          $1.09
$1.81                 24,500            7.5               $1.81             9,800          $1.81
$2.09-$2.25           11,500            6.8               $2.23             6,900          $2.23

                               Part II - Page 28

10.  Employee Benefit Plan

     The Company has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. In 2000, the Company started matching 50% of an employee's contributions up to 2% of an employee's salary that is contributed to this plan. The Company contributed $71,000 to the plan for the year ended December 31, 2000.

11.  Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). A summary of the calculations of basic and diluted earnings per share for the years ended December 31, 2000, 1999, and 1998, is presented below:


                                                              Basic EPS                              Diluted EPS
                                                       Year Ended December 31,                 Year Ended December 31,
                                                -------------------------------------   -------------------------------------
                                                   2000         1999          1998         2000         1999          1998
                                                ----------   ----------   -----------   ----------   ----------   -----------
Adjusted Weighted Average Shares..............   7,953,000    7,815,000     7,181,000    7,953,000    7,815,000     7,181,000

Loss Before Cumulative Effect of
Change in Accounting Principle................  $ (266,000)  $ (477,000)  $(1,212,000)  $ (266,000)  $ (477,000)  $(1,212,000)
Cumulative Effect of Change in Accounting
     Principle, Net of Tax....................     (86,000)                                (86,000)
                                                ----------   ----------   -----------   ----------   ----------   -----------

Net Loss......................................    (352,000)    (477,000)   (1,212,000)    (352,000)    (477,000)   (1,212,000)
Class B Preferred Stock Accretion.............    (191,000)    (165,000)     (142,000)    (191,000)    (165,000)     (142,000)

Net Loss Available to Common Shareholders.....  $ (543,000)  $ (642,000)  $(1,354,000)  $ (543,000)  $ (642,000)  $(1,354,000)
                                                ==========   ==========   ===========   ==========   ==========   ===========

Loss per Share Before Cumulative
    Effect of Change in Accounting Principle..        (.06)        (.08)         (.19)        (.06)        (.08)         (.19)

Cumulative Effect of Change in Accounting
     Principle, Net of Tax....................        (.01)                                   (.01)
                                                ----------   ----------   -----------   ----------   ----------   -----------
Net Loss per Share............................  $     (.07)  $     (.08)  $      (.19)  $     (.07)  $     (.08)  $      (.19)
                                                ==========   ==========   ===========   ==========   ==========   ===========



            (The remainder of this page left intentionally blank.)

                               Part II - Page 29

12.  Contingencies and Litigation:

Southern Career Institute

     On May 31, 1990, a wholly-owned subsidiary of the Company, Concorde Career Institute, Inc., a Florida corporation, acquired substantially all the assets of Southern Career Institute, Inc. ("SCI"), a proprietary, postsecondary vocational home-study school specializing in paralegal education. In 1991, an accrediting commission failed to reaffirm accreditation of SCI under the ownership of Concorde Career Institute, Inc. Also in 1991, SCI received notice from the United States Department of Education ("ED") alleging that commencing June 1, 1990, SCI was ineligible to participate in federal student financial assistance programs.

     The ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds. The amount being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI provided certain information to the collection agency for ED and offered to settle all claims of ED for the amount on deposit in the SCI bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in 1997. SCI has notified ED that it disputes these claims. SCI has not received any further notice or information from ED since 1999.

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

      During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. On February 11, 2000 the court issued a decision dismissing the plaintiffs fraud and misrepresentation allegations against the Company in one of the cases. Several plaintiffs dropped from the case over time. The Company made offers in 1999 to the remaining plaintiffs to settle all claims for $750 per plaintiff (which included all attorneys' fees and costs) and forgiveness of any debt due the Company from that plaintiff. Forty of the plaintiffs accepted the offer in 2000. The Company settled 38 of the remaining claims in late 2000 and early 2001 for a total of $142,000 including attorney's fees and costs. One plaintiff dropped from the case. The remaining plaintiffs currently number three. The Company believes the remaining suits will be settled in 2001 for a reasonable amount.

     The Company has a pending suit against the United States Department of Education (ED) challenging past Cohort

                               Part II - Page 30

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

                               Part II - Page 31

13. Department of Education Matters

     The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 2000. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of the new legislation extending the Higher Education Act of 1965, as amended. The following table sets forth the 1999 cash revenue derived from federal Title IV student assistance program funds, non Title IV program funds and the percentage of Title IV program funds to total funds.

Campus                                 Title IV Funds                Non-Title IV Funds                  Percentage
------                                 --------------                ------------------                  ----------
Garden Grove, CA(1)                       4,275,772                       859,322                           83.27%
Denver, CO                                1,873,938                       477,840                           79.68
Jacksonville, FL                          2,018,000                       398,766                           83.50
Kansas City, MO                           2,278,557                       411,701                           84.70
Lauderdale Lakes, FL                      2,559,575                       515,561                           83.23
Memphis, TN                               4,959,326                       629,635                           88.73
North Hollywood, CA                       4,401,847                       928,597                           82.58
Portland, OR                              2,416,904                       699,998                           77.54
San Bernardino, CA                        5,424,654                       924,106                           85.44
San Diego, CA                             2,190,221                       770,764                           73.97
Tampa, FL                                 1,892,074                       400,821                           82.52

(1)   Formerly  the Anaheim Campus.

     ED issued a new financial responsibility regulation that became effective July 1, 1998. Institutions are required to meet this regulation to maintain eligibility to participate in Title IV programs. An institution demonstrates that it is financially responsible by achieving a composite score, based upon three financial ratios, of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

     The Company was notified by the ED, during 1999, that ED did not believe the Company met the factors of financial responsibility for the year ended December 31, 1998. ED required the Company to comply with the zone regulation, which required the Company to make disbursements to students under the cash monitoring method and to provide timely notification to ED regarding several oversight and financial events. Cash monitoring required the Company to credit student accounts for Title IV disbursements before funds were requested from ED. The Company's financial responsibility ratio was 1.2, which was below the 1.5 level required to avoid cash monitoring and additional reporting.

     ED notified the Company during the fourth quarter of 2000 that it had met the factors of financial responsibility for the year ended December 31, 1999 and that it no longer had to comply with zone requirements. The Company calculated its' consolidated composite score under the financial responsibility regulations as 1.5 for the year ended December 31, 1999.

     The Company calculated the consolidated composite score under the new financial responsibility regulations as 1.4 for the year ended December 31, 2000. The Company may be subject to cash monitoring upon notification from ED that it agrees with the calculation. The Company has not incurred any financial impact, due to cash monitoring in the past.

     A risk for the Company is that continued net losses could affect its factor of financial responsibility ratio and the Title IV funding received by the Company. Management's plans to return the Company to profitability are to implement operational changes to increase student population and to improve business processes to reduce operating expenses. These plans include initiatives to increase admissions, to improve student retention, and to offer new courses at campuses. The achievement of these plans by management is necessary in order to retain the Title IV funding. However, there is no assurance that achievement of these plans will meet the required financial responsibility ratios thus there is a possibility that the Company may not retain its Title IV funding in the future.

                               Part II - Page 32

14. Quarterly Financial Information (unaudited):


2000                                  March 31      June 30     September 30   December 31
----                                 ----------    ----------   ------------   -----------
Operating Revenue..................  $9,411,000    $9,378,000    $10,054,000   $ 9,942,000
                                     ==========    ==========    ===========   ===========
Income (loss) before income taxes..  $ (184,000)   $ (297,000)   $   290,000   $  (239,000)
                                     ==========    ==========    ===========   ===========
Net income (loss)..................  $ (198,000)   $ (180,000)   $   176,000   $  (150,000)
                                     ==========    ==========    ===========   ===========
Basic earnings (loss) per share....  $     (.03)   $     (.03)   $       .02   $      (.03)
                                     ==========    ==========    ===========   ===========
Diluted earnings (loss) per share..  $     (.03)   $     (.03)   $       .01   $      (.03)
                                     ==========    ==========    ===========   ===========

1999
----
Operating Revenue..................  $8,143,000    $8,400,000    $ 9,601,000   $ 9,155,000
                                     ==========    ==========    ===========   ===========
Income (loss) before income taxes..  $ (594,000)   $ (300,000)   $   224,000   $   (43,000)
                                     ==========    ==========    ===========   ===========
Net income (loss)..................  $ (362,000)   $ (183,000)   $   136,000   $   (68,000)
                                     ==========    ==========    ===========   ===========
Basic earnings (loss) per share....  $     (.05)   $     (.03)   $       .01   $      (.01)
                                     ==========    ==========    ===========   ===========
Diluted earnings (loss) per share..  $     (.05)   $     (.03)   $       .01   $      (.01)
                                     ==========    ==========    ===========   ===========

1998
----
Operating revenue..................  $8,953,000    $8,171,000    $ 8,484,000   $ 7,999,000
                                     ==========    ==========    ===========   ===========
Income (loss) before income taxes..  $  145,000    $ (741,000)   $  (355,000)  $(1,007,000)
                                     ==========    ==========    ===========   ===========
Net income (loss)..................  $   89,000    $ (453,000)   $  (216,000)  $  (632,000)
                                     ==========    ==========    ===========   ===========
Basic earnings (loss) per share....  $      .01    $     (.07)   $      (.04)  $      (.09)
                                     ==========    ==========    ===========   ===========
Diluted earnings (loss) per share..  $      .01    $     (.07)   $      (.04)  $      (.09)
                                     ==========    ==========    ===========   ===========

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

             (The remainder of this page left intentionally blank.)

                               Part II - Page 33

                                  (Exhibit 23)


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-26093) of Concorde Career Colleges, Inc. of our report dated March 23, 2001 relating to the consolidated financial statements, which appears in this Form 10-K.



PricewaterhouseCoopers LLP

Kansas City, Missouri
April 2, 2001

                               Part II - Page 34

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

                               Part III - Page 1

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.  List of documents filed as part of this report.


Description                                                            Page
-----------                                                            ----
1.  Financial Statements:

    Concorde Career Colleges, Inc. and Subsidiaries

         Report of Independent Accountants...........................  II-12

         Consolidated Balance Sheet..................................  II-13

         Consolidated Statement of Operations........................  II-15

         Consolidated Statement of Cash Flows........................  II-16

         Consolidated Statement of Changes In Stockholders' Equity...  II-17

         Notes to Consolidated Financial Statements..................  II-18

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

      4(j) -- Common Stock Purchase Warrant dated February 25, 1997 issued to Strategic Associates, L.P., granting the right to purchase up to 135,110 shares of the Company's Common Stock. (Incorporated by reference to Exhibit 4(j) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

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

  10(f)(i) --  Concorde Career Colleges, Inc. 1998 Incentive Stock Option Plan,
               dated May 29, 1998 (Incorporated by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the year ended December 31,
               1998).

  10(f)(ii)--  Concorde Career Colleges, Inc. 2000 Incentive Stock Option Plan,
               dated May 25, 2000 (Incorporated by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the year ended December 31,
               2000).

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

10(l)      -- Convertible Preferred Stock Purchase Agreement dated February 25,
              1997 among Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., and the Company (the "Purchase Agreement Parties") (Incorporated by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

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

  23    --  Consent of PricewaterhouseCoopers LLP  (filed herewith).

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

                                                  CONCORDE CAREER COLLEGES, INC.


                                     By        / s/  JACK L. BROZMAN
                                        -------------------------------------
                                                     Jack L. Brozman
                                                  Chairman of the Board
                                                   Date: April 2, 2001

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                    Signature                                          Date
                    ---------                                          ----

By    /s/        JACK L. BROZMAN                                   April 2, 2001
  ------------------------------------------------------------------------------
                 Jack L. Brozman
  (Chairman of the Board, Chief Executive Officer, President, Treasurer and
                   Director)

By    /s/        PAUL R. GARDNER                                   April 2, 2001
  ------------------------------------------------------------------------------
                 Paul R. Gardner
  (Vice President, Chief Financial Officer, and
            Principal Accounting Officer)

By    /s/        JAMES R. SEWARD                                   April 2, 2001
  ------------------------------------------------------------------------------
                 James R. Seward
                   (Director)

By    /s/        THOMAS K. SIGHT                                   April 2, 2001
  ------------------------------------------------------------------------------
                 Thomas K. Sight
                   (Director)

By    /s/       DAVID L. WARNOCK                                   April 2, 2001
  ------------------------------------------------------------------------------
                David L. Warnock
                   (Director)

                               Part IV - Page 5