Form 10-Q
period 2001-03-31
CONCORDE CAREER COLLEGES INC
filed 2001-05-07
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)

                 OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For the Quarter ended March 31, 2001      Commission File No.      0-16992
                      --------------                               -------


                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


               Delaware                                   43-1440321
---------------------------------------        ---------------------------------
    (State of other jurisdiction of            (I. R. S. Employer Identification
    Incorporation or Organization)                          Number)



5800 Foxridge, Suite 500
Mission, Kansas                                                66202
------------------------------------             ------------------------------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's telephone number, including area code:        (913)  831-9977
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

(1)  Yes  X      No _____               (2)  Yes  X      No _____
         ---                                    ---


As of April 19, 2001 Concorde Career Colleges, Inc. had 7,760,407 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.
                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 2001


                                     INDEX

                                            PART I - FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
Item 1.   Financial Statements

          Notes to Condensed Consolidated Financial Statements
               Note 1, 2 and 3.......................................................................        1
          Condensed Consolidated Balance Sheets......................................................      2,3
          Condensed Consolidated Statements of Operations............................................        4
          Condensed Consolidated Statements of Cash Flows............................................        5
          Consolidated Statement of Changes in Stockholders' Equity..................................        6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.............................................................        7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................       11


                                               PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................       11

Item 2.   Change in Securities.......................................................................       11

Item 3.   Defaults Upon Senior Securities............................................................       11

Item 4.   Submission of Matters to a Vote of Security Holders........................................       11

Item 5.   Other Information..........................................................................       11

Item 6.   Exhibits and Reports on Form 8-K...........................................................       11

Signatures...........................................................................................       12

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

Notes to Financial Statements

Note 1:
------

         The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K that was filed by the Company with the Commission on April 2, 2001 (the "2000 Form 10-K") incorporated herein by reference.

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

Note 3:
------

         Other non-operating income consists of interest income from certificates of deposit and money market accounts. Prior year information has been reclassified for comparative purposes.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                  ASSETS

                                                                                    March 31,              December 31,
                                                                                      2001                    2000
                                                                                  -------------           -------------
CURRENT ASSETS:

     Cash and cash equivalents ........................................           $   5,747,000           $   4,512,000

         Short term investments........................................                 616,000                 616,000

         Accounts receivable...........................................              15,056,000              12,367,000

         Notes receivable..............................................               1,901,000               2,016,000

         Allowance for uncollectible accounts..........................              (1,041,000)               (663,000)
                                                                                  -------------           -------------
         Net receivables...............................................              15,916,000              13,720,000

     Recoverable income taxes..........................................                                           4,000

     Deferred income taxes.............................................                 563,000                 563,000

     Supplies and prepaid expenses.....................................                 890,000               1,140,000
                                                                                  -------------           -------------
Total current assets...................................................              23,732,000              20,555,000

FIXED ASSETS, NET......................................................               2,615,000               2,736,000

INTANGIBLE ASSETS, NET
     less accumulated amortization of $612,000 at March 31, 2001
     and $597,000 at December 31, 2000, respectively...................                 301,000                 316,000

OTHER ASSETS:

     Long-term notes receivable .......................................                 577,000                 651,000

     Allowance for uncollectible notes ................................                 (35,000)                (30,000)

     Deferred income taxes.............................................                 840,000                 763,000

     Other.............................................................                  19,000                  21,000
                                                                                  -------------           -------------
         Total other assets............................................               1,401,000               1,405,000
                                                                                  -------------           -------------
                                                                                  $  28,049,000           $  25,012,000
                                                                                  =============           =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    March 31,             December 31,
                                                                                      2001                    2000
                                                                                  -------------           -------------
CURRENT LIABILITIES:

     Deferred revenue .....................................................       $  16,507,000           $  14,116,000

     Accrued salaries and wages............................................             911,000                 435,000

     Accrued interest......................................................              16,000                  16,000

     Accounts payable......................................................           1,308,000                 856,000

     Accrued liabilities...................................................             927,000                 970,000

     Current income taxes payable..........................................              1,000

     Dividends payable.....................................................              45,000
                                                                                  -------------           -------------
              Total current liabilities....................................          19,715,000              16,393,000


OTHER LONG-TERM LIABILITIES................................................             135,000                 142,000

SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK.....................           3,500,000               3,500,000

STOCKHOLDERS' EQUITY:

     Preferred Stock, ($.10 par value, 600,000 shares authorized)
          Class B, 55,147 shares issued and outstanding....................               6,000                   6,000

     Common stock, ($.10 par value, 19,400,000 shares authorized) 8,002,562 and 8,004,941 shares issued and 7,753,162 and
          7,860,141 shares outstanding at March 31, 2001 and
          December 31,2000, respectively...................................             800,000                 800,000

     Capital in excess of par..............................................           8,823,000               8,804,000

     Accumulated deficit...................................................          (4,662,000)             (4,462,000)

     Less-treasury stock, 249,400 and 144,800 shares at cost at
          March 31, 2001 and December 31, 2000, respectively...............            (268,000)               (171,000)
                                                                                  -------------           -------------
     Total stockholders' equity............................................           4,699,000               4,977,000
                                                                                  -------------           -------------
                                                                                  $  28,049,000           $  25,012,000
                                                                                  =============           =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ------------------------------
                                                                                       2001                   2000
                                                                                       ----                   ----
Net Revenues...............................................................       $   10,775,000          $    9,411,000

Costs and Expenses:
    Instruction costs and services.........................................            4,116,000               3,807,000
    Selling and promotional................................................            1,949,000               1,568,000
    General and administrative.............................................            4,454,000               4,115,000
    Provision for uncollectible accounts...................................              469,000                  66,000
                                                                                  --------------          --------------
    Total Expenses.........................................................           10,988,000               9,556,000
                                                                                  --------------          --------------

Operating Loss.............................................................             (213,000)               (145,000)

Other Non-Operating Income.................................................               44,000                   8,000

Interest Expense...........................................................               44,000                  47,000
                                                                                  --------------          --------------
Loss Before Benefit From Income Taxes and Cumulative Effect of
    Change in Accounting Principle.........................................             (213,000)               (184,000)

Benefit From Income Taxes..................................................              (77,000)                (72,000)
                                                                                  --------------          --------------
Loss Before Cumulative Effect of Change in Accounting Principle............             (136,000)               (112,000)

Cumulative Effect of Change in Accounting Principle, Net of Tax............                                      (86,000)
                                                                                  --------------          --------------
Net Loss ..................................................................             (136,000)               (198,000)

Class B Preferred Stock Accretion..........................................               64,000                  45,000
                                                                                  --------------          --------------
Net Loss Available to Common Shareholders..................................       $     (200,000)         $     (243,000)
                                                                                  ==============          ==============
Weighted Average Shares Outstanding:
         Basic.............................................................            7,778,000               7,932,000
         Diluted...........................................................            7,778,000               7,932,000

Basic Loss Per Share:
         Loss per share before cumulative effect of change in accounting
            principle......................................................       $         (.03)         $         (.02)
         Cumulative effect to January 1, 2000 of change in accounting
              principle, net of tax........................................                                         (.01)
                                                                                  --------------          --------------
     Net Loss Per Share....................................................       $         (.03)         $         (.03)
                                                                                  ==============          ==============
     Diluted Loss Per Share:

         Loss per share before cumulative effect of change in accounting
              principle....................................................       $         (.03)         $         (.02)
         Cumulative effect to January 1, 2000 of change in accounting
              principle, net of tax........................................                                         (.01)
                                                                                  --------------          --------------
     Net Loss Per Share....................................................       $         (.03)         $         (.03)
                                                                                  ==============          ==============


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                         Three Months Ended March 31,
                                                                                         ------------------------------
                                                                                            2001                    2000
                                                                                            ----                    ----
Cash Flows --Operating Activities:

     Net Loss.................................................................    $     (136,000)          $    (198,000)
        Adjustments to reconcile net loss to net cash
      provided by operating activities--
     Depreciation and amortization............................................           266,000                 303,000
     Provision for uncollectible accounts.....................................           469,000                  66,000
   Cumulative effect of change in accounting principle........................                                    86,000
   Increase (Decrease) in Deferred income taxes...............................           (77,000)               (130,000)
   Change in assets and liabilities--
   (Increase) decrease in receivables, net....................................        (2,586,000)               (877,000)
   Increase (decrease) in deferred revenue....................................         2,391,000               1,357,000
   (Increase) decrease in income taxes payable/recoverable....................             5,000                 (18,000)
   Other changes in assets and liabilities, net...............................         1,130,000                 719,000
                                                                                  --------------           -------------
        Total adjustments.....................................................         1,598,000               1,506,000
                                                                                  --------------           -------------
        Net operating activities..............................................         1,462,000               1,308,000
                                                                                  --------------           -------------

  Cash Flows-Investing Activities:
     Capital expenditures.....................................................          (130,000)               (334,000)
                                                                                  --------------           -------------
               Net investing activities.......................................          (130,000)               (334,000)
                                                                                  --------------           -------------
  Cash Flows-Financing Activities:
        Treasury Stock Purchased..............................................           (97,000)
        Stock options exercised...............................................                                     2,000
        Stock purchase plan...................................................                                     9,000
                                                                                  --------------           -------------
               Net financing activities.......................................           (97,000)                 11,000
                                                                                  --------------           -------------

     Net Increase (Decrease) in Cash and Cash Equivalents.....................         1,235,000                (985,000)

     Cash and Cash Equivalents at Beginning of Period.........................         4,512,000               2,229,000
                                                                                  --------------           -------------
     Cash and Cash Equivalents at End of Period...............................    $    5,747,000           $   3,214,000
                                                                                  ==============           =============

     Supplemental Disclosures of Cash Flow Information

     Cash Paid During the Year For:
        Interest..............................................................    $       44,000           $      46,000
        Income taxes..........................................................             7,000                  24,000

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (unaudited)

                                                                      Capital
                                              Preferred    Common    in Excess    Accumulated   Treasury
                                                Stock      Stock       of Par       Deficit      Stock         Total
                                              --------    -------    ----------    ----------   -------     ----------
BALANCE, December 31, 2000............        $  6,000   $ 800,000   $8,804,000  $(4,462,000)  $ (171,000) $  4,977,000

   Net Loss...........................                                              (136,000)                  (136,000)

   Class B Preferred Stock Accretion..                                   64,000      (64,000)

   Class B Preferred Stock Dividends..                                  (45,000)                                (45,000)

   Treasury Stock Purchased...........                                                            (97,000)      (97,000)
                                              --------   ---------  -----------  ------------  ----------- ------------

BALANCE, March 31, 2001...............        $  6,000   $ 800,000  $ 8,823,000  $(4,662,000)  $ (268,000) $  4,699,000
                                              ========   =========  ===========  ============  ==========  ============

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

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                           ---------------

                                                                                       2001               2000
                                                                                       ----               ----
     Revenue  .............................................................          100.0%             100.0%

     Operating expenses:
         Instruction costs and services....................................           38.2               40.4
         Selling and Promotional...........................................           18.1               16.7
         General and administrative........................................           41.3               43.7
         Provision for uncollectible accounts..............................            4.4                0.7
                                                                                     -----              -----
         Total operating expenses..........................................          102.0              101.5

     Operating loss........................................................           (2.0)              (1.5)

     Other non-operating income............................................            0.4                0.1

     Interest expense......................................................            0.4                0.5
                                                                                     -----              -----
     Loss before benefit from income taxes
         and cumulative effect of change in accounting principle...........           (2.0)              (1.9)

     Benefit from income taxes.............................................           (0.7)              (0.8)
                                                                                     -----              -----
     Loss before cumulative effect of change in accounting
         principle.........................................................           (1.3)              (1.1)

     Cumulative effect of change in accounting principle...................                              (1.0)
                                                                                     -----              -----
     Net loss .............................................................           (1.3)%             (2.1)%
                                                                                     =====              =====

Results of Operations

                 THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 2000

         Student enrollments increased 14.2% to 1,757 for the quarter ended March 31, 2001 compared to 1,538 in 2000. Higher enrollments were a result of offering new courses at certain campuses, improving focus on student retention and increasing emphasis on advertising. Student population increased to approximately 4,000 at March 31, 2001 compared to 3,500 at March 31, 2000. Average student population increased approximately 11.4% to 3,900 at March 31, 2001 compared to 3,500 at March 31, 2000.

         A net loss of $136,000 and $198,000 were recorded for the quarters ended March 31, 2001 and 2000, respectively. The net loss decreased slightly; revenue increased $1,364,000, operating expenses increased $1,432,000, other non-operating income increased $36,000 and the change in accounting principle decreased $86,000 compared to March 31, 2000.

         Revenue increased 14.5% or $1,364,000 to $10,775,000 for the quarter ended March 31, 2001 compared to $9,411,000 for the same period in 2000. The revenue increased due to higher student enrollments, increased average student population and a minimal price increase compared to 2000. Higher enrollments were a result of offering new courses at certain campuses, improving focus on student retention and increasing emphasis on advertising.

         Instruction Costs and Services - increased 8.1% or $309,000 to $4,116,000 compared to $3,807,000 in 2000. The increase was primarily a result of increased salaries compared to 2000. Faculty salaries have increased as a result of higher pay rates and increased hours worked.

         Selling and Promotional - increased 24.3% or $381,000 to $1,949,000 compared to $1,568,000 in 2000. The $381,000 increase was due to increased wages and advertising expenses compared to 2000. The additional wages resulted from increased admissions salaries in 2001 compared to 2000. Advertising expense increased $251,000 in order to generate more prospective students. The increase in advertising expense primarily consisted of $117,000 in newsprint, $53,000 in direct mail and $81,000 for the development of television commercials and internet advertising related to improving the Company's marketing strategy.

         General and Administrative - increased 8.2% or $339,000 to $4,454,000 compared to $4,115,000 in 2000. The majority of the increase was primarily a result of additional rent, health insurance and employee procurement compared to 2000. Rent increased $65,000 for the quarter ended March 31, 2001 compared to March 31, 2000. Health insurance increased $85,000 for the quarter ended March 31, 2001 compared to March 31, 2000 due to higher administrative costs and claims filed. Employee procurement increased $79,000 for the quarter ended March 31, 2001 compared to March 31, 2000 due to increased employee turnover and a tighter labor market, which made it more difficult for the Company to hire qualified employees.

         Provision for Uncollectible Accounts - increased 610.6% or $403,000 to $469,000 compared to $66,000 in 2000. This increase was a result of additional allowance for uncollectible accounts. Allowance for uncollectible accounts increased as a result of a $2,237,000 increase in accounts and notes receivable compared to March 31, 2000. The accounts receivable increase is partially due to the Higher Education Act of 1965 ("HEA") reauthorization that took effect October 7, 2000.

         Other Non-Operating Income - increased 450.0% or $36,000 to $44,000 compared to $8,000 in 2000. This was a result of a larger cash balance that was placed in money market accounts and certificates of deposit.

         Interest Expense - decreased $3,000 or 6.8% to $44,000 compared to $47,000 in 2000.

         Provision for Income Taxes - a tax benefit of $77,000 or 36% was recorded March 31, 2001 compared to a tax benefit of $72,000 or 39% in 2000.

         EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares decreased to 7,778,000 in 2001 from 7,932,000 in 2000. Basic and diluted loss per share was $.03 for the quarter ended March 31, 2001 and 2000, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividends accretion of $64,000 in 2001 and $45,000 in 2000.

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

Liquidity and Capital Resources

Bank Financing

         The Company negotiated a $2,400,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. This facility was due to expire on April 30, 2001, but was extended on April 19, 2001 for an additional year. The Company expects to renew or replace the facility before it expires on April 30, 2002. Funds borrowed under this facility will be used for working capital purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

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

Cash Flows and Other

         Net cash flows provided by operating activities were $1,462,000 at March 31, 2001 compared to $1,308,000 for the same period in 2000. In March 2000, the Company received $200,000 as an early settlement for all contractual obligations between the Company and Person/Wolinksy. The non-compete agreement remains in effect as part of the settlement. The increased cash flow is a result of increased student population compared to 2000.

          Investing activities decreased cash flows $130,000 and $334,000 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in both years was for capital expenditures. Expenditures for both years were primarily for additional computer equipment, classroom equipment and leasehold improvements.

         Financing activities decreased cash flows $97,000 for the quarter ended March 31, 2001 compared to an $11,000 increase for the same period in 2000. The change is due to the purchase of treasury stock in the first quarter of 2001. In the first quarter of 2001, the Company purchased 104,600 shares of stock at an average price of $0.93 a share pursuant to the $1,000,000 stock buy back authorized by the Board of Directors in 2000. The Company has purchased a total of 224,100 shares at an average price of $0.94 pursuant to the buy back plan.

         The Company meets its working capital, capital equipment purchase and cash requirements with funds generated internally. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

         The Company issued 55,147 shares of Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") on February 25, 1997. The Voting Preferred Stock has an increasing dividend rate; therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being accreted over the period from issuance until 2003 to yield a constant dividend rate of 15%. The accretion is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date. The Voting Preferred Stock has dividends payable at 12% per annum until December 31, 2002 and increase to 15% on January 1, 2003. Quarterly cash dividends are payable starting January 1, 2001 of approximately $45,000 and each quarter thereafter until December 31, 2002. The quarterly cash dividend beginning January 1, 2003 will be approximately $56,250. The Company paid the first quarterly preferred stock dividends of $45,000 to holders of its Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") in April 2001.

Contingencies

Department of Education Matters

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

         During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Conversion of one of the three cases to a class action was attempted; however, the plaintiff's motion for class certification was denied on April 18, 1997. On May 19, 1997, the plaintiff appealed the order denying certification of the class. On February 5, 1998, the appellate court issued a per curiam decision without opinion affirming the trial court's denial of class certification. The appellate opinion is now final, and no further appeal is available on the class certification issue. During the appeal, all activity and progress in the other cases was stayed. On February 11, 2000 the court issued a decision dismissing the plaintiffs fraud and misrepresentation allegations against the Company in one of the cases. Several plaintiffs dropped from the case over time. The Company made offers in 1999 to the remaining plaintiffs to settle all claims for $750 per plaintiff (which included all attorneys' fees and costs) and forgiveness of any debt due the Company from that plaintiff. Forty of the plaintiffs accepted the offer in 2000. The Company settled 40 of the remaining claims in late 2000 and early 2001 for a total of $152,000 including attorney's fees and costs. One plaintiff dropped from the case. There is one remaining plaintiff. The Company believes the remaining suit will be settled in 2001.

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

Item 2.  Change in Securities -- None
         -----------------------------

Item 3.  Defaults upon Senior Securities - None
         --------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders -- None
         -----------------------------------------------------------

Item 5.  Other Information - None
         ------------------------

Item 6.  Exhibits
         --------

         11  Computation of per share earnings
          *  No Reports on Form 8-K were filed during the period.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONCORDE CAREER COLLEGES, INC.


                                             DATED:   May 7, 2001

                                             By: /s/ Jack L. Brozman
                                                ------------------------------
                                                 Jack L. Brozman, Chief
                                                 Executive Officer



                                             By: /s/ Paul R. Gardner
                                                 ----------------------------
                                                 Paul R. Gardner, Chief
                                                 Financial Officer


          (The remainder of this page was left intentionally blank.)