Form 10-Q
period 2001-06-30
CONCORDE CAREER COLLEGES INC
filed 2001-08-02
CIK 832483

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001                  Commission File No. 0-16992
                      -------------                                      -------

                        CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

                Delaware                                43-1440321
----------------------------------------    ------------------------------------
    (State of other jurisdiction of          (I. R. S. Employer Identification
     Incorporation or Organization)                       Number)

        5800 Foxridge, Suite 500
            Mission, Kansas                                66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                 (Zip Code)

Registrant's telephone number, including area code:       (913) 831-9977
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

As of July 31, 2001 Concorde Career Colleges, Inc. had 8,139,874 shares of Common Stock outstanding.

================================================================================

                        CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-Q

                        SIX MONTHS ENDED JUNE 30, 2001


                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1.   Financial Statements

          Notes to Condensed Consolidated Financial Statements
               Note 1, 2 and 3.............................................    1

          Condensed Consolidated Balance Sheets............................  2,3

          Condensed Consolidated Statements of Operations..................    4

          Condensed Consolidated Statements of Cash Flows..................    5

          Consolidated Statement of Changes in Stockholders' Equity........    6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................    7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......   13

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................   13

Item 2.   Change in Securities.............................................   14

Item 3.   Defaults Upon Senior Securities..................................   14

Item 4.   Submission of Matters to a Vote of Security Holders..............   14

Item 5.   Other Information................................................   14

Item 6.   Exhibits and Reports on Form 8-K.................................   14

Signatures.................................................................   15

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

               CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
Overview

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

Note 2:
------

     Basic earnings per share is computed by deducting imputed preferred dividends from net income or loss. This amount is then divided by the weighted average number of common shares outstanding during the period.

     Diluted earnings per share is computed by deducting imputed preferred dividends from net income or loss. This amount is then divided by the weighted average number of common shares outstanding during the period after giving effect for common stock equivalents (if dilutive) arising from stock options, warrants and preferred stock assumed converted to common stock.

Note 3:
-------

     Other non-operating income consists of interest income from certificates of deposit, money market accounts and both the amortization and settlement of the Person/Wolinsky non-compete agreement. Prior year information has been reclassified for comparative purposes.

                        CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                     ASSETS

                                                           June 30,     December 31,
                                                             2001           2000
                                                          -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents.............................  $ 4,132,000   $ 4,512,000
  Short term investments................................    2,135,000       616,000
  Net receivables.......................................
     Accounts receivable................................   15,779,000    12,367,000
     Notes receivable...................................    1,595,000     2,016,000
     Allowance for uncollectible accounts...............   (1,161,000)     (663,000)
                                                          -----------   -----------
                                                           16,213,000    13,720,000
  Recoverable income taxes..............................        3,000         4,000
  Deferred income taxes.................................      563,000       563,000
  Supplies and prepaid expenses.........................    1,439,000     1,140,000
                                                          -----------   -----------
     Total current assets...............................   24,485,000    20,555,000

FIXED ASSETS, NET.......................................    2,483,000     2,736,000

INTANGIBLE ASSETS, NET
  less accumulated amortization of $627,000 at June 30,
  2001 and $597,000 at December 31, 2000, respectively..      286,000       316,000

OTHER ASSETS:
  Long-term notes receivable............................      453,000       651,000
  Allowance for uncollectible notes.....................      (30,000)      (30,000)
  Deferred income taxes.................................      447,000       763,000
  Other.................................................       16,000        21,000
                                                          -----------   -----------
     Total other assets.................................      886,000     1,405,000
                                                          -----------   -----------
                                                          $28,140,000   $25,012,000
                                                          ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             June 30,     December 31,
                                                                               2001           2000
                                                                            -----------   ------------
CURRENT LIABILITIES:
  Deferred revenue........................................................  $16,366,000    $14,116,000
  Accrued salaries and wages..............................................      583,000        435,000
  Accrued interest........................................................       15,000         16,000
  Accounts payable........................................................    1,490,000        856,000
  Accrued liabilities.....................................................      915,000        970,000
  Dividends payable.......................................................       44,000
                                                                            -----------    -----------
       Total current liabilities..........................................   19,413,000     16,393,000

OTHER LONG-TERM LIABILITIES...............................................                     142,000
SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK....................    3,500,000      3,500,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, ($.10 par value, 600,000 shares authorized)
     Class B, 55,147 shares issued and outstanding........................        6,000          6,000
  Common stock, ($.10 par value, 19,400,000 shares authorized) 8,009,807 and 8,004,941 shares issued and  7,722,907 and 7,860,141 shares
     outstanding at June 30, 2001 and December 31, 2000, respectively.....      801,000        800,000
  Capital in excess of par................................................    8,837,000      8,804,000
  Accumulated deficit.....................................................   (4,107,000)    (4,462,000)
  Less-treasury stock, 286,900 and 144,800 shares at cost at
     June 30, 2001 and December 31, 2000, respectively....................     (310,000)      (171,000)
                                                                            -----------    -----------
  Total stockholders' equity..............................................    5,227,000      4,977,000
                                                                            -----------    -----------
                                                                            $28,140,000    $25,012,000
                                                                            ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                Six Months                 Three Months
                                                              Ended June 30,              Ended June 30,
                                                         ------------------------     -----------------------
                                                            2001         2000            2001         2000
                                                         -----------  -----------     -----------  ----------
Net Revenues...........................................  $22,869,000  $18,774,000     $12,101,000  $9,370,000
Costs and Expenses:
  Instruction costs and services.......................    8,345,000    7,700,000       4,229,000   3,893,000
  Selling and promotional..............................    3,801,000    3,288,000       1,852,000   1,720,000
  General and administrative...........................    9,209,000    8,141,000       4,755,000   4,026,000
  Provision for uncollectible accounts.................      945,000      106,000         476,000      40,000
                                                         -----------  -----------     -----------  ----------
  Total Expenses.......................................   22,300,000   19,235,000      11,312,000   9,679,000
                                                         -----------  -----------     -----------  ----------
Operating Income (Loss)................................      569,000     (461,000)        789,000    (309,000)
Other Non-Operating Income.............................      308,000       71,000         257,000      56,000
Interest Expense.......................................       88,000       91,000          44,000      44,000
                                                         -----------  -----------     -----------  ----------
Income (Loss) Before Benefit From Income Taxes and
  Cumulative Effect of Change in Accounting Principle..      789,000     (481,000)      1,002,000    (297,000)
Provision (Benefit) From Income Taxes..................      316,000     (189,000)        393,000    (117,000)
                                                         -----------  -----------     -----------  ----------
Income (Loss) Before Cumulative Effect of Change in
  Accounting Principle.................................      473,000     (292,000)        609,000    (180,000)
Cumulative Effect of Change in Accounting Principle,...
  Net of Tax...........................................                   (86,000)
                                                         -----------  -----------     -----------  ----------
Net Income (Loss)......................................      473,000     (378,000)        609,000    (180,000)
Class B Preferred Stock Accretion......................      118,000       91,000          54,000      46,000
                                                         -----------  -----------     -----------  ----------
Net Income (Loss) Available to Common Shareholders.....  $   355,000  $  (469,000)    $   555,000  $ (226,000)
                                                         ===========  ===========     ===========  ==========
Weighted Average Shares Outstanding:
  Basic................................................    7,761,000    7,942,000       7,744,000   7,951,000
  Diluted..............................................   10,655,000    7,942,000      11,774,000   7,951,000
Basic Income (Loss) Per Share:
  Income (Loss) per share before cumulative effect of
    change in accounting principle.....................  $       .05  $      (.05)    $       .07  $     (.03)
  Cumulative effect to January 1, 2000 of change in
    accounting principle, net of tax...................                      (.01)
                                                         -----------  -----------     -----------  ----------
Net Income (Loss) Per Share............................  $       .05  $      (.06)    $       .07  $     (.03)
                                                         ===========  ===========     ===========  ==========
Diluted Income (Loss) Per Share:
  Income (Loss) per share before cumulative effect of
    change in accounting principle.....................  $       .04  $      (.05)    $       .05  $     (.03)
  Cumulative effect to January 1, 2000 of change in
    accounting principle, net of tax...................                      (.01)
                                                         -----------  -----------     -----------  ----------
Net Income (Loss) Per Share............................  $       .04  $      (.06)    $       .05  $     (.03)
                                                         ===========  ===========     ===========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                        2001          2000
                                                                    -----------   -----------
Cash Flows Operating Activities:
  Net Income (Loss)...............................................  $   473,000   $  (378,000)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities--
  Depreciation and amortization...................................      515,000       607,000
  Provision for uncollectible accounts............................      944,000       106,000
  Cumulative effect of change in accounting principle.............                     86,000
  (Increase) Decrease in Deferred income taxes....................      316,000      (246,000)
  Change in assets and liabilities--
  Increase in receivables, net....................................   (3,239,000)   (1,888,000)
  Increase in deferred revenue....................................    2,250,000     2,426,000
  Decrease in income taxes recoverable............................        1,000       432,000
  Other changes in assets and liabilities, net....................      290,000       348,000
                                                                    -----------   -----------
    Total adjustments.............................................    1,077,000     1,871,000
                                                                    -----------   -----------
    Net operating activities......................................    1,550,000     1,493,000
                                                                    -----------   -----------
  Cash Flows-Investing Activities:
    Purchase of short term investments............................   (1,519,000)     (500,000)
    Capital expenditures..........................................     (232,000)     (534,000)
                                                                    -----------   -----------
      Net investing activities....................................   (1,751,000)   (1,034,000)
                                                                    -----------   -----------
  Cash Flows-Financing Activities:
    Dividends Paid................................................      (46,000)
    Treasury Stock Purchased......................................     (139,000)
    Stock options exercised.......................................                      2,000
    Stock purchase plan...........................................        6,000        15,000
                                                                    -----------   -----------
      Net financing activities....................................     (179,000)       17,000
                                                                    -----------   -----------
  Net Increase (Decrease) in Cash and
    Cash Equivalents..............................................     (380,000)      476,000
  Cash and Cash Equivalents at Beginning of Period................    4,512,000     2,229,000
                                                                    -----------   -----------
  Cash and Cash Equivalents at End of Period......................  $ 4,132,000   $ 2,705,000
                                                                    ===========   ===========
  Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year For:
    Interest......................................................  $    89,000   $    91,000
    Income taxes..................................................       10,000        37,000


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CONCORDE CAREER COLLEGES, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY'
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (unaudited)

                                                            Capital
                                      Preferred   Common   in Excess   Accumulated    Treasury
                                        Stock     Stock      of Par      Deficit        Stock       Total
                                      ---------  --------  ----------  -----------    ---------   ----------
BALANCE, December 31, 2000..........   $6,000    $800,000  $8,804,000  $(4,462,000)   $(171,000)  $4,977,000
 Net Income.........................                                       473,000                   473,000
 Class B Preferred Stock Accretion..                          118,000     (118,000)
 Class B Preferred Stock Dividends..                          (90,000)                               (90,000)
 Employee Stock Purchase Plan.......                1,000       5,000                                  6,000
 Treasury Stock Purchased...........                                                   (139,000)    (139,000)
                                      ---------  --------  ----------  -----------    ---------   ----------
BALANCE, June 30, 2001..............   $6,000    $801,000  $8,837,000  $(4,107,000)   $(310,000)  $5,227,000
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

                                                                     Six Months          Three Months
                                                                   Ended June 30,       Ended June 30,
                                                                  ---------------       ---------------
                                                                  2001     2000         2001      2000
                                                                  -----    -----        -----     -----
Revenue.........................................................  100.0%   100.0%       100.0%    100.0%

Operating expenses:
  Instruction costs and services................................   36.5      41.0        34.9      41.5
  Selling and Promotional.......................................   16.6      17.5        15.3      18.4
  General and administrative....................................   40.3      43.3        39.3      43.0
  Provision for uncollectible accounts..........................    4.1       0.6         4.0       0.4
                                                                  -----     -----       -----     -----
  Total operating expenses......................................   97.5     102.4        93.5     103.3
Operating income (loss).........................................    2.5      (2.4)        6.5      (3.3)
Other non-operating income......................................    1.4       0.4         2.1       0.6
Interest expense................................................    0.4       0.5         0.4       0.4
                                                                  -----     -----       -----     -----
Income (loss) before benefit from income taxes
  and cumulative effect of change in accounting principle.......    3.5      (2.5)        8.2      (3.1)
Provision (benefit) from income taxes...........................    1.4      (1.0)        3.2      (1.2)
                                                                  -----     -----       -----     -----
Income (loss) before cumulative effect of change in accounting
  principle.....................................................    2.1      (1.5)        5.0      (1.9)
Cumulative effect of change in accounting principle.............             (0.5)
                                                                  -----     -----       -----     -----
Net income (loss)...............................................    2.1%     (2.0)%       5.0%     (1.9)%
                                                                  =====     =====       =====     =====

Results of Operations

                  SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 2000

     Student enrollments increased 12.9% to 3,412 for the six months ended
June 30, 2001 compared to 3,023 in 2000. Higher enrollments were the result of new programs at certain campuses and increased emphasis on advertising. Student population increased to 4,117 at June 30, 2001 compared to 3,475 at June 30, 2000. Average student population increased 16.6% to 4,055 for the six months ended June 30, 2001 compared to 3,478 at June 30, 2000.

     Net income of $473,000 was recorded for the six months ended June 30, 2001 compared with a net loss of $378,000 for 2000. The $851,000 improvement was due to increased revenue of $4,095,000, increased non-operating income of $237,000, the $86,000 change in accounting principle discussed below, offset by increased operating expenses of $3,065,000 and increased tax provision of $505,000 compared to June 30, 2000.

     Revenue increased 21.8% or $4,095,000 to $22,869,000 for the six months ended June 30, 2001 compared to $18,774,000 for the same period in 2000. Revenue increased due to additional student enrollments, increased average student population and an average 5% price increase compared to 2000.

     Instruction Costs and Services - increased 8.4% or $645,000 to $8,345,000 compared to $7,700,000 in 2000. The increase was primarily the result of increased compensation expense compared to 2000. Faculty compensation increased as enrollments rose and hours worked increased. In addition, the Company paid higher salaries for some positions to remain competitive.

     Selling and Promotional - increased 15.6% or $513,000 to $3,801,000 compared to $3,288,000 in 2000. The majority of the increase was due to a $428,000 advertising expense increase compared to 2000. The Company increased newsprint, direct mail, development of television commercials and internet advertising related to improving the Company's marketing stategy.

     General and Administrative - increased 13.1% or $1,068,000 to $9,209,000 compared to $8,141,000 in 2000. The increase was primarily the result of additional payroll, rent, health insurance and employee procurement compared to 2000. Administrative payroll increased $466,000 as enrollments improved compared to 2000. Rent increased $160,000 due to annual rent increases and additional leased space at current locations. Health insurance increased $150,000 due to higher administrative costs and claims filed. Employee procurement increased $178,000 due to a tight labor market, which made it more expensive for the Company to hire qualified employees.

     Provision for Uncollectible Accounts - increased significantly during the year 2001. This increase is attributable to the $2,793,000 increase in accounts and notes receivable from December 31, 2000 and a slight deterioration in the aging of accounts receivable. The accounts and notes receivable increased due to higher student enrollments and as a result of the new refund provision of the Higher Education Act of 1965 ("HEA") reauthorization that took effect October 7, 2000.

     Other Non-Operating Income - increased $237,000 to $308,000 compared to $71,000 in 2000. The majority of the increase was a result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001, see discussion in recent events. In addition, the Company had a larger cash balance placed in money market accounts and certificates of deposit, which produced more interest income.

     Interest Expense - decreased $3,000 or 3.3% to $88,000 compared to $91,000 in 2000.

     Provision for Income Taxes - a tax provision of $316,000 or 40% was recorded June 30, 2001 compared to a tax benefit of $189,000 or 39% in 2000.

     EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 7,761,000 in 2001 from 7,942,000 in 2000. Basic income per share was $.05 for the six months ended June 30, 2001 compared with basic loss per share of $.06 in 2000. Basic income and loss per share is shown after a reduction for preferred stock dividends accretion of $118,000 and $91,000 in 2001 and 2000, respectively. Diluted weighted average common shares increased to 10,655,000 in 2001 from 7,942,000 in 2000. Diluted income and loss per share is shown after a reduction for preferred stock dividends accretion of $118,000 in 2001 and $91,000 in 2000 and interest on convertible debt, net of tax of $53,000 in 2001.

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

          (The remainder of this page was left intentionally blank.)

Results of Operations

                 THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
                       THREE MONTHS ENDED JUNE 30, 2000

     Student enrollments increased 11.4% to 1,655 for the quarter ended June 30, 2001 compared to 1,485 in 2000. Higher enrollments were the result of offering new courses at certain campuses and increased emphasis on advertising. Student population increased to 4,117 at June 30, 2001 compared to 3,475 at June 30, 2000. Average student population increased 20.5% to 4,160 at June 30, 2001 compared to 3,451 at June 30, 2000.

     Net income of $609,000 was recorded for the quarter ended June 30, 2001 compared to a net loss of $180,000 in 2000. The net income increase of $789,000 was primarily the result of increased revenue of $2,731,000, increased other non-operating income of $201,000 offset by increased operating expenses of $1,633,000 and increased tax provision of $510,000.

     Revenue increased 29.1% or $2,731,000 to $12,101,000 for the quarter ended June 30, 2001 compared to $9,370,000 for the same period in 2000. The revenue increased due to higher student enrollments, increased average student population and an average 5% price increase compared to 2000. Higher enrollments were a result of offering new courses at certain campuses and increasing emphasis on advertising.

     Instruction Costs and Services - increased 8.6% or $336,000 to $4,229,000 compared to $3,893,000 in 2000. The increase was primarily the result of increased compensation expense compared to 2000. Faculty compensation increased as enrollments rose and hours worked increased. In addition, the Company paid higher salaries for some positions to remain competitive.

     Selling and Promotional - increased 7.7% or $132,000 to $1,852,000 compared to $1,720,000 in 2000. The increase was due to increased advertising expense compared to 2000. Advertising expense increased by $177,000 and salaries decreased $45,000 for the quarter ended June 30, 2001 compared to 2000. The majority of the increase was for newsprint advertising, which was related to improving the Company's marketing strategy.

     General and Administrative - increased 18.1% or $729,000 to $4,755,000 compared to $4,026,000 in 2000. The majority of the increase was primarily a result of additional payroll, rent, health insurance, employee procurement and travel compared to 2000. Administrative payroll increased $298,000 as enrollments improved compared to 2000. Rent increased $95,000 due to annual rent increases and additional leased space at current locations. Health insurance increased $70,000 due to higher administrative costs and claims filed. Employee procurement increased $99,000 due to a tight labor market, which made it more expensive for the Company to hire qualified employees. Travel increased $60,000 due to corporate staff members visiting the campuses more frequently.

     Provision for Uncollectible Accounts - increased significantly for the quarter ended June 30, 2001. This increase is attributable to the $293,000 increase in accounts and notes receivable from March 31, 2001 and a slight deterioration in the aging of accounts receivable. The accounts and notes receivable increased due to higher student enrollments and as a result of the new refund provision of the Higher Education Act of 1965 ("HEA") reauthorization that took effect October 7, 2000.

     Other Non-Operating Income - increased $201,000 to $257,000 compared to $56,000 in 2000. The majority of the increase was a result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001, see discussion in recent events. In addition, the Company had a larger cash balance placed in money market accounts and certificates of deposit, which produced more interest income.

     Interest Expense - was $44,000 for the quarters ended June 30, 2001 and
2000.

     Provision for Income Taxes - a tax provision of $393,000 or 39% was recorded June 30, 2001 compared to a tax benefit of $117,000 or 39% in 2000.

     EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 7,744,000 in 2001 from 7,951,000 in 2000. Basic income per share was $.07 for the quarter ended June 30, 2001 compared with basic loss per share of $.03 in 2000. Basic income and loss per share is shown after a reduction for preferred stock dividends accretion of $54,000 and $46,000 in 2001 and 2000, respectively. Diluted weighted average common shares increased to 11,774,000 in 2001 from 7,951,000 in 2000. Diluted income and loss per share is shown after a reduction for preferred stock dividends accretion of $46,000 in 2000 and interest on convertible debt, net of tax of $26,000 in 2001.

Recent Events

     In 2000, the Company signed an agreement to license programming curriculum from a company that provides IT training. The Company taught one class at one campus, which has been completed. The agreement was cancelled in the second quarter of 2001. The Company did not incur any licensing costs and all costs related to the class were expensed as incurred.

     In the second quarter of 2001, the Company entered into an agreement with Person/Wolinsky, Inc. to eliminate all contractual obligations between Person/Wolinsky, Inc. and the Company for a nominal cash payment. As a result, the non-compete agreement between Person/Wolinsky, Inc. and the Company has been cancelled. The Company recorded the $157,500 remaining balance of the deferred revenue relating to the non-compete agreement as non-operating income in the second quarter of 2001. Previously the non-compete agreement was being recognized ratably over the life of the agreement.

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

     On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's new Garden Grove, California location. The letter of credit will expire October 2, 2001. Each year as the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000 and $471,000 at December 31, 1999 and 2000, respectively. The letter can only be drawn upon if there is default under the lease agreement. There has been no default at any time under the lease agreement.

Cash Flows and Other

     Net cash flows provided by operating activities were $1,550,000 at June 30, 2001 compared to $1,493,000 for the same period in 2000. Net income increased cash $473,000 and the provision for uncollectible accounts increased cash $944,000 for the six months ended June 30, 2001. Net income increased as a result of increased enrollments and student population. The provision for uncollectible accounts increase is attributable to the accounts and notes receivable increase compared to December 31, 2000.

     Investing activities decreased cash flows $1,751,000 and $1,034,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in both years was a result of purchasing short-term investments and capital expenditures. Short-term investment purchases were for certificates of deposit and are reflected on the balance sheet in current assets. Capital expenditures for both years were primarily for additional computer equipment, classroom furniture, equipment and leasehold improvements.

     Financing activities decreased cash flows $179,000 for the six months ended June 30, 2001 compared to a $17,000 increase for the same period in 2000. The majority of the change is due to the purchase of treasury stock and dividends paid for the six months ended June 30, 2001. In 2001, the Company purchased 142,100 shares of stock at an average price of $0.98 a share pursuant to the $1,000,000 stock buy back authorized by the Board of Directors in 2000. The Company has purchased a total of 226,600 shares at an average price of $0.96 pursuant to the buy back plan. The Company paid $46,000 in preferred stock dividends in the second quarter of 2001.

     The Company meets its working capital, capital equipment purchase and cash requirements with funds generated internally. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

     The Company issued 55,147 shares of Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") on February 25, 1997. The Voting Preferred Stock has an increasing dividend rate; therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being accreted over the period from issuance until 2003 to yield a constant dividend rate of 15%. The accretion is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date. The Voting Preferred Stock has 12% per annum dividends through December 31, 2002 and will increase to 15% on January 1, 2003. Dividends are payable each quarter in arrears with the quarter starting January 1, 2001. The Company paid the first quarterly preferred stock dividends of $45,000 to holders of its Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") in April 2001. The approximate $45,000 dividend is payable each quarter until December 31, 2002. The quarterly cash dividend beginning January 1, 2003 will be approximately $56,250 and will be payable in April 2003.

Contingencies

Department of Education Matters

     The United States Department of Education ("ED") issued a new financial responsibility regulation that became effective July 1, 1998. Institutions are required to meet this regulation to maintain eligibility to participate in Title IV programs. An institution demonstrates that it is financially responsible by achieving a composite score, based upon three financial ratios, of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

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

     The Company calculated the consolidated composite score under the new financial responsibility regulations as 1.4 for the year ended December 31, 2000. The Company received notification from ED in the second quarter that ED agreed with the Company's calculation. Since the Company's composite score is in the zone, the Company must comply with the zone regulation discussed above. The Company has not incurred any financial impact in the past as a result of cash monitoring and believes there will be a minimal impact to its financial results in 2001.

     A risk for the Company is that continued annual net losses could affect its factor of financial responsibility ratio and the Title IV funding received by the Company. Management plans to maintain profitability by continuing its focus on operational changes to increase student population and improvement of business processes to reduce operating expenses. These plans include initiatives to increase admissions, to improve student retention, and to offer new courses at campuses. The achievement of these plans by management is necessary in order to retain the Title IV funding. However, there is no assurance that achievement of these plans will meet the required financial responsibility ratios thus there is a possibility that the Company may not retain its Title IV funding in the future.

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

     During July 1993, nine former students of the Jacksonville, Florida Campus filed individual lawsuits against the Campus, alleging deceptive trade practices, breach of contract, and fraud and misrepresentation. These suits have since been dismissed by the plaintiffs; however, over time, three other cases were filed seeking similar relief on behalf of a total of 95 plaintiffs. Over the course of time several plaintiffs dropped from the case. The Company settled all of the claims in 2000 and 2001 for a total of $165,000 including the plaintiff's attorney's fees and costs.

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

Item 2.   Change in Securities -- None
          ----------------------------

Item 3.   Defaults upon Senior Securities - None
          --------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          a) The Company held its 2001 Annual Meeting of Stockholders ("Annual Meeting") on May 23, 2001. On the Record Date, the Company had 7,740,407 shares of Common Stock and 55,147 shares of Voting Preferred Stock (having 1,102,940 votes) issued and outstanding and entitled to vote at the Annual Meeting.

          b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for Directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

                 Election of four Directors:        For        Withheld
                                                    ---        --------
                 1.  Jack L. Brozman             6,999,703     125,155

                 2.  James R. Seward             7,000,153     124,705

                 3.  Thomas K. Sight             7,000,153     124,705

                 4.  David L. Warnock            7,116,003       8,855

          c) Ratification of the appointment of the independent auditors for the Company for 2001 was voted as follows:

                                                   For      Against    Withheld
                                                   ---      -------    --------
                 PricewaterhouseCoopers  LLP   7,111,689     1,169      12,000

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

                                  CONCORDE CAREER COLLEGES, INC.

                                  DATED:  August 2, 2001

                                  By:  /s/ Jack L. Brozman
                                      ------------------------------------------
                                      Jack L. Brozman, Chief Executive Officer

                                  By:  /s/ Paul R. Gardner
                                      ------------------------------------------
                                      Paul R. Gardner, Chief Financial Officer

           (The remainder of this page was left intentionally blank.)