Form 10-Q
period 2001-09-30
CONCORDE CAREER COLLEGES INC
filed 2001-10-30
CIK 832483

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001             Commission File No. 0-16992
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


5800 Foxridge Drive, Suite 500
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


As of October 30, 2001 Concorde Career Colleges, Inc. had 7,949,607 shares of Common Stock outstanding.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.

                                   Form 10-Q

                 Three and Nine Months Ended September 30, 2001


                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

         Notes to Condensed Consolidated Financial Statements
            Note 1, 2 and 3 ..............................................     1

         Condensed Consolidated Balance Sheets ...........................   2,3

         Condensed Consolidated Statements of Operations .................     4

         Condensed Consolidated Statements of Cash Flows .................     5

         Consolidated Statement of Changes in Stockholders' Equity .......     6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................     7


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    14

Item 2.  Change in Securities ............................................    15

Item 3.  Defaults Upon Senior Securities .................................    15

Item 4.  Submission of Matters to a Vote of Security Holders .............    15

Item 5.  Other Information ...............................................    15

Item 6.  Exhibits and Reports on Form 8-K ................................    15

Signatures ...............................................................    16

Exhibit 11 ...............................................................    17

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

Notes to Financial Statements

Note 1:
------

         The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K that was filed by the Company with the Commission on April 2, 2001 (the "2000 Form 10-K") incorporated herein by reference.

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

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                       September 30,   December 31,
                                                                           2001            2000
                                                                       ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents .....................................   $  7,962,000    $  4,512,000
     Short term investments ........................................      2,137,000         616,000
     Net receivables
         Accounts receivable .......................................     18,479,000      12,367,000
         Notes receivable ..........................................      1,471,000       2,016,000
         Allowance for uncollectible accounts ......................     (1,337,000)       (663,000)
                                                                       ------------    ------------
                                                                         18,613,000      13,720,000
     Recoverable income taxes ......................................          6,000           4,000
     Deferred income taxes .........................................        563,000         563,000
     Supplies and prepaid expenses .................................      1,264,000       1,140,000
                                                                       ------------    ------------
                Total current assets ...............................     30,545,000      20,555,000

FIXED ASSETS, NET ..................................................      2,543,000       2,736,000

INTANGIBLE ASSETS, NET
     less accumulated amortization of $642,000 at September 30, 2001
     and $597,000 at December 31, 2000, respectively ...............        271,000         316,000

OTHER ASSETS:
     Long-term notes receivable ....................................        363,000         651,000
     Allowance for uncollectible notes .............................        (24,000)        (30,000)
     Deferred income taxes .........................................        100,000         763,000
     Other .........................................................         14,000          21,000
                                                                       ------------    ------------
         Total other assets ........................................        453,000       1,405,000
                                                                       ------------    ------------
                                                                       $ 33,812,000    $ 25,012,000
                                                                       ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  September 30,   December 31,
                                                                                      2001            2000
                                                                                  ------------    ------------
CURRENT LIABILITIES:
     Deferred revenue .........................................................   $ 19,430,000    $ 14,116,000
     Accrued salaries and wages ...............................................      1,136,000         435,000
     Accrued interest .........................................................         15,000          16,000
     Accounts payable .........................................................      2,661,000         856,000
     Accrued liabilities ......................................................        969,000         970,000
     Dividends payable ........................................................         45,000
                                                                                  ------------    ------------
              Total current liabilities .......................................     24,256,000      16,393,000

OTHER LONG-TERM LIABILITIES ...................................................        142,000
SUBORDINATED DEBT DUE TO RELATED PARTY, CAHILL-WARNOCK ........................      3,500,000       3,500,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, ($.10 par value, 600,000 shares authorized) Class B,
         53,309 and 55,147 shares issued and outstanding
         at September 30, 2001 and December 31, 2000, respectively ............          5,000           6,000

     Common stock, ($.10 par value, 19,400,000 shares authorized) 8,471,867 and
         8,004,941 shares issued and 8,064,433 and 7,860,141 shares
         outstanding at September 30, 2001 and December 31, 2000, respectively         847,000         800,000

     Capital in excess of par .................................................      9,250,000       8,804,000
     Accumulated deficit ......................................................     (3,485,000)     (4,462,000)
     Less-treasury stock, 407,434 and 144,800 shares at cost at
               September 30, 2001 and December 31, 2000, respectively .........       (561,000)       (171,000)
                                                                                  ------------    ------------
     Total stockholders' equity ...............................................      6,056,000       4,977,000
                                                                                  ------------    ------------
                                                                                  $ 33,812,000    $ 25,012,000
                                                                                  ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                           Nine Months                     Three Months
                                                                       Ended September 30,             Ended September 30,
                                                                       -------------------             -------------------

                                                                      2001             2000            2001          2000
                                                                      ----             ----            ----          ----
Net revenues ..................................................   $ 35,758,000    $ 28,820,000    $ 12,889,000   $ 10,046,000

Costs and expenses:

     Instruction costs and services ...........................     12,753,000      11,609,000       4,408,000      3,909,000
     Selling and promotional ..................................      5,842,000       4,941,000       2,041,000      1,653,000
     General and administrative ...............................     13,934,000      12,305,000       4,725,000      4,164,000
     Provision for uncollectible accounts .....................      1,565,000         132,000         620,000         26,000
                                                                  ------------    ------------    ------------   ------------
     Total costs and expenses .................................     34,094,000      28,987,000      11,794,000      9,752,000
                                                                  ------------    ------------    ------------   ------------

Operating income (loss) .......................................      1,664,000        (167,000)      1,095,000        294,000

Other non-operating income ....................................        390,000         117,000          82,000         46,000

Interest expense ..............................................        137,000         141,000          49,000         50,000
                                                                  ------------    ------------    ------------   ------------
Income (loss) before income taxes and
     cumulative effect of change in accounting principle ......      1,917,000        (191,000)      1,128,000        290,000

Provision (benefit) from income taxes .........................        768,000         (75,000)        452,000        114,000
                                                                  ------------    ------------    ------------   ------------
Income (loss) before cumulative effect of change in
     accounting principle .....................................      1,149,000        (116,000)        676,000        176,000
Cumulative effect of change in accounting principle,
     net of tax ...............................................                        (86,000)
                                                                  ------------    ------------    ------------   ------------
Net income (loss) .............................................      1,149,000        (202,000)        676,000        176,000

Class B preferred stock accretion .............................        172,000         141,000          54,000         50,000
                                                                  ------------    ------------    ------------   ------------
Net income (loss) available to common shareholders ............   $    977,000    $   (343,000)   $    622,000   $    126,000
                                                                  ============    ============    ============   ============
Weighted average shares outstanding:
     Basic ....................................................      7,857,000       7,949,000       8,047,000      7,965,000
     Diluted ..................................................     10,860,000       7,949,000      12,235,000     10,665,000
Basic income (loss) per share:

     Income (loss) per share before cumulative effect of
         change in accounting principle .......................   $         12    $       (.03)   $         08   $         02
     Cumulative effect to January 1, 2000 of change in
         accounting principle, net of tax .....................                           (.01)
                                                                  ------------    ------------    ------------   ------------
Net income (loss) per share ...................................   $         12    $       (.04)   $         08   $         02
                                                                  ============    ============    ============   ============
Diluted income (loss) per share:
     Income (loss) per share before cumulative effect of
         change in accounting principle .......................   $         10    $       (.03)   $         06   $         01
     Cumulative effect to January 1, 2000 of change in
         accounting principle, net of tax .....................                           (.01)
                                                                  ------------    ------------    ------------   ------------
Net income (loss) per share ...................................   $         10    $       (.04)   $        .06   $         01
                                                                  ============    ============    ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                        2001                   2000
                                                                        ----                   ----
  Cash flows operating activities:
    Net income (loss) .........................................     $ 1,149,000            $  (202,000)
         Adjustments to reconcile net income (loss) to net cash
              provided by operating activities--
    Depreciation and amortization .............................         753,000                892,000
    Provision for uncollectible accounts ......................       1,565,000                132,000
    Cumulative effect of change in accounting principle .......                                 86,000
    (Increase) decrease in deferred income taxes ..............         663,000               (132,000)
    Change in assets and liabilities--
    Increase in receivables, net ..............................      (6,176,000)            (4,241,000)
    Increase in deferred revenue ..............................       5,314,000              5,486,000
    (Increase) decrease in income taxes recoverable ...........          (2,000)               428,000
    Other changes in assets and liabilities, net ..............       2,245,000              1,030,000
                                                                    -----------            -----------
         Total adjustments ....................................       4,362,000              3,681,000
                                                                    -----------            -----------
         Net operating activities .............................       5,511,000              3,479,000
                                                                    -----------            -----------

Cash flows-investing activities:
    Purchase of short term investments ........................      (1,521,000)              (600,000)
    Capital expenditures ......................................        (515,000)              (650,000)
                                                                    -----------            -----------
         Net investing activities .............................      (2,036,000)            (1,250,000)
                                                                    -----------            -----------

Cash flows-financing activities:
    Dividends paid ............................................         (90,000)
    Treasury stock purchased ..................................        (390,000)
    Stock options exercised ...................................         444,000                  2,000
    Employee stock purchase plan ..............................          11,000                 20,000
                                                                    -----------            -----------
         Net financing activities .............................         (25,000)                22,000
                                                                    -----------            -----------
Net increase in cash and
    cash equivalents ..........................................       3,450,000              2,251,000
Cash and cash equivalents at beginning of period ..............       4,512,000              2,229,000
                                                                    -----------            -----------

Cash and cash equivalents at end of period ....................     $ 7,962,000            $ 4,480,000
                                                                    ===========            ===========
Supplemental disclosures of cash flow information

Cash paid during the period for:
    Interest ..................................................     $   138,000            $   141,000
    Income taxes ..............................................         109,000                 42,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)

                                                                      Capital
                                              Preferred    Common    in Excess    Accumulated   Treasury
                                                Stock      Stock      of Par        Deficit       Stock        Total
                                                -----      -----      ------        -------       -----        -----
Balance, December 31, 2000 ................   $  6,000   $ 800,000   $8,804,000   $(4,462,000)  $(171,000)   $4,977,000

   Net income .............................                                         1,149,000                 1,149,000

   Class B preferred stock accretion ......                             172,000      (172,000)

   Class B preferred stock dividends ......                            (135,000)                               (135,000)

   Preferred stock converted to
     common stock .........................     (1,000)      4,000       (3,000)

   Employee stock purchase plan ...........                  1,000       10,000                                  11,000

   Stock options exercised ................                 42,000      402,000                                 444,000

   Treasury stock purchased ...............                                                      (390,000)     (390,000)
                                              --------   ---------   ----------   -----------   ---------    ----------

Balance, September 30, 2001 ...............   $  5,000   $ 847,000   $9,250,000   $(3,485,000)  $(561,000)   $6,056,000
                                              ========   =========   ==========   ===========   =========    ==========

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

                                                                       Nine Months              Three Months
                                                                   Ended September 30,       Ended September 30,
                                                                   -------------------       -------------------
                                                                   2001          2000         2001          2000
                                                                   ----          ----         ----          ----
Revenue                                                           100.0%        100.0%       100.0%        100.0%

Operating expenses:

     Instruction costs and services ...........................    35.7          40.3         34.2          38.9
     Selling and promotional ..................................    16.3          17.2         15.8          16.5
     General and administrative ...............................    39.0          42.7         36.6          41.4
     Provision for uncollectible accounts .....................     4.4           0.5          4.9            .3
                                                                  -----        ------        -----         -----
     Total costs and operating expenses .......................    95.4         100.7         91.5          97.1

Operating income (loss) .......................................     4.6           (.7)         8.5           2.9

Other non-operating income ....................................     1.1            .4           .6            .5

Interest expense ..............................................      .4            .4           .4            .5
                                                                  -----        ------        -----         -----
Income (loss) before benefit from income taxes
     and cumulative effect of change in accounting principle ..     5.3           (.7)         8.7           2.9

Provision (benefit) from income taxes .........................     2.1           (.3)         3.5           1.1
                                                                  -----        ------        -----         -----

Income (loss) before cumulative effect of change in accounting
     principle ................................................     3.2           (.4)         5.2           1.8

Cumulative effect of change in accounting principle ...........                   (.3)
                                                                  -----        ------        -----         -----

Net income (loss) .............................................     3.2%          (.7)%        5.2%          1.8%
                                                                  =====        ======        =====         =====

           (The remainder of this page was left intentionally blank.)

Results of Operations

                NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

         Student enrollments increased 13.0% to 5,482 for the nine months ended September 30, 2001 compared to 4,850 during the same period in 2000. Higher enrollments were the result of new programs at certain campuses and increased emphasis on advertising. Student population increased to 4,465 at September 30, 2001 compared to 3,988 at September 30, 2000. Average student population increased 16.6% to 4,166 for the nine months ended September 30, 2001 compared to 3,574 at September 30, 2000.

         Net income of $1,149,000 was recorded for the nine months ended September 30, 2001 compared with a net loss of $202,000 for 2000. The $1,351,000 improvement was due to increased revenue of $6,938,000, increased non-operating income of $273,000, the $86,000 change in accounting principle discussed below, offset by increased operating expenses of $5,107,000 and increased tax provision of $843,000 compared to September 30, 2000.

         Revenue increased 24.1% or $6,938,000 to $35,758,000 for the nine months ended September 30, 2001 compared to $28,820,000 for the same period in 2000. Revenue increased due to additional student enrollments, increased average student population and an average 5% price increase compared to 2000.

         Instruction Costs and Services - increased 9.9% or $1,144,000 to $12,753,000 compared to $11,609,000 in 2000. The increase was primarily the result of increased compensation expense compared to 2000. Faculty compensation increased as enrollments rose and hours worked increased. In addition, the Company paid higher salaries for some positions to remain competitive.

         Selling and Promotional - increased 18.2% or $901,000 to $5,842,000 compared to $4,941,000 in 2000. The majority of the increase was due to a $798,000 advertising expense increase compared to 2000. The Company increased newsprint, direct mail, development of television commercials and Internet advertising in accordance with the Company's marketing strategy.

         General and Administrative - increased 13.2% or $1,629,000 to $13,934,000 compared to $12,305,000 in 2000. The increase was primarily the result of additional payroll, rent, employee procurement and scholarship expense. Administrative payroll increased $798,000 as enrollments improved compared to 2000. Rent increased $199,000 due to annual rent increases and additional leased space at current locations. Employee procurement increased $211,000 due to a tight labor market, which made it more expensive for the Company to hire qualified employees. The Company incurred $191,000 of scholarship expense related to a Florida Grant Program in 2001.

         Provision for Uncollectible Accounts - increased significantly during 2001. This increase is attributable to the $5,279,000 increase in accounts and notes receivable from December 31, 2000 and a slight deterioration in the aging of accounts receivable. The accounts and notes receivable increased due to higher student enrollments and as a result of the new refund provision of the Higher Education Act of 1965 ("HEA") reauthorization that took effect October 7, 2000.

         Other Non-Operating Income - increased $273,000 to $390,000 compared to $117,000 in 2000. Most of the increase was a result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001, see discussion in recent events.

         Interest Expense - decreased $4,000 or 2.8% to $137,000 compared to $141,000 in 2000.

         Provision for Income Taxes - a tax provision of $768,000 or 40% of pretax income was recorded for the nine months ended September 30, 2001 compared to a tax benefit of $75,000 or 39% of pretax income in 2000.

         EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 7,857,000 in 2001 from 7,949,000 in 2000. Basic income per share was $.12 for the nine months ended September 30, 2001 compared with basic loss per share of $.04 in 2000. Basic income and loss per share is shown after a reduction for preferred stock dividends accretion of $172,000 and $141,000 in 2001 and 2000, respectively. Diluted weighted average common shares increased to 10,860,000 in 2001 from 7,949,000 in 2000. Diluted income per share was $.10 for the nine months ended September 30, 2001 compared with basic loss per share of $.04 in 2000. Diluted income and loss per share is shown after a reduction for preferred stock dividends accretion of $172,000 and $141,000 in 2001 and 2000, respectively, and interest on convertible debt, net of tax of $80,000 in 2001.

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

Results of Operations

                THREE MONTHS ENDED September 30, 2001 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

         Student enrollments increased 13.3% to 2,070 for the quarter ended September 30, 2001 compared to 1,827 in 2000. Higher enrollments were the result of offering new courses at certain campuses and increased emphasis on advertising. Student population increased to 4,465 at September 30, 2001 compared to 3,988 at September 30, 2000. Average student population increased 16.5% to 4,389 at September 30, 2001 compared to 3,767 at September 30, 2000.

         Net income of $676,000 was recorded for the quarter ended September 30, 2001 compared to $176,000 in 2000. The net income increase of $500,000 was primarily the result of increased revenue of $2,843,000, increased other non-operating income of $36,000 offset by increased operating expenses of $2,042,000 and increased tax provision of $338,000.

         Revenue increased 28.3% or $2,843,000 to $12,889,000 for the quarter ended September 30, 2001 compared to $10,046,000 for the same period in 2000. The revenue increased due to higher student enrollments, increased average student population and an average 5% price increase compared to 2000. Higher enrollments were a result of offering new courses at certain campuses and increasing emphasis on advertising.

         Instruction Costs and Services - increased 12.8% or $499,000 to $4,408,000 compared to $3,909,000 in 2000. The increase was primarily the result of increased compensation expense compared to 2000. Faculty compensation increased as enrollments rose and hours worked increased. In addition, the Company paid higher salaries for some positions to remain competitive.

         Selling and Promotional - increased 23.5% or $388,000 to $2,041,000 compared to $1,653,000 in 2000. The increase was due to increased advertising expense compared to 2000. Advertising expense increased by $371,000 for the quarter ended September 30, 2001 compared to 2000. The Company increased newsprint, direct mail, development of television commercials and Internet advertising in accordance with the Company's marketing strategy.

         General and Administrative - increased 13.5% or $561,000 to $4,725,000 compared to $4,164,000 in 2000. The majority of the increase was primarily a result of additional payroll and scholarship expense compared to 2000. Administrative payroll increased $323,000 as enrollments improved compared to 2000. The Company incurred $191,000 of scholarship expense related to a Florida Grant Program for the quarter ended September 30, 2001.

         Provision for Uncollectible Accounts - increased significantly for the quarter ended September 30, 2001. This increase is attributable to the $2,486,000 increase in accounts and notes receivable from June 30, 2001 and a slight deterioration in the aging of accounts receivable. The accounts and notes receivable increased due to higher student enrollments and as a result of the new refund provision of the Higher Education Act of 1965 ("HEA") reauthorization that took effect October 7, 2000.

         Other Non-Operating Income - increased $36,000 to $82,000 compared to $46,000 in 2000. The Company had a larger cash balance placed in money market accounts and certificates of deposit, which produced more interest income.

         Interest Expense - decreased $1,000 to $49,000 compared to $50,000 in 2000.

         Provision for Income Taxes - a tax provision of $452,000 or 40% of pretax income was recorded in 2001 compared to $114,000 or 39% in 2000.

         EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 8,047,000 in 2001 from 7,965,000 in 2000. Basic income per share was $.08 for the quarter ended September 30, 2001 compared with $.02 in 2000. Basic income per share is shown after a reduction for preferred stock dividends accretion of $54,000 and $50,000 in 2001 and 2000, respectively. Diluted weighted average common shares increased to 12,235,000 in 2001 from 10,665,000 in 2000. Diluted income per share was $.06 and $.01 for the quarter ended September 30, 2001 and 2000, respectively. Diluted income per share is shown after a reduction for preferred stock dividends accretion of $50,000 in 2000 and interest on convertible debt, net of tax of $27,000 in 2001 and 2000.

Recent Events

         The Company, authorized by the necessary actions of its board of directors and the holders of the majority of the voting rights represented by the outstanding shares of stock entitled to vote theron, has approved the adoption of a one-for-two reverse stock split. No Shareholder meeting or proxy votes are required to approve the reverse stock split. The Company anticipates that the reverse split will be effective November 21, 2001 pending review of the Company's preliminary Schedule 14C by the Securities and Exchange Commission.

         The Company currently has 7,949,607 shares of Common Stock issued and outstanding. On the effective date there will be approximately 3,974,804 shares of Common Stock issued and outstanding. The par value of the Common Stock will remain $.10 per share. The Common Stock issued pursuant to the reverse stock split (including any fractional shares) will be fully paid and non-assessable. The number of stockholders as of the effective date will remain unchanged and unaffected by the reverse stock split.

         The Company dismissed its independent public accountants, PricewaterhouseCoopers LLP, as the Company's certifying accountants effective September 11, 2001. The Company engaged BKD, LLP, as its independent public accountants effective September 12, 2001. See Form 8-K filed September 14, 2001 for additional information.

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


Liquidity and Capital Resources

Bank Financing

         The Company negotiated a $3,000,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. The amount available under the facility is offset by the letter of credit discussed below. As a result $2,646,000 is currently available under the facility. This facility is due to expire on April 30, 2002. The Company expects to renew or replace the facility before it expires on April 30, 2002. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

         On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's Garden Grove, California location. The letter of credit will expire October 2, 2002. Each year as the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000 and $471,000 at December 31, 1999 and 2000, respectively, and $354,000 at October 2, 2001. The letter can only be drawn upon if there is default under the lease agreement. There has been no default at any time under the lease agreement.

Cash Flows and Other

         Net cash flows provided by operating activities were $5,511,000 for the nine months ended September 30, 2001 compared to $3,479,000 for the same period in 2000. Cash increased $1,149,000 due to the net income increase, $663,000 from the deferred income tax decrease, $701,000 from the accrued salaries increase, and $1,805,000 from the accounts payable increase.

          Cash used in investing activities was $2,036,000 and $1,250,000 for the nine months ended September 30, 2001 and 2000, respectively. Cash was used in both years to purchase short-term investments and capital expenditures. Short-term investment purchases were for certificates of deposit and are reflected on the balance sheet in current assets. Capital expenditures in both years were primarily for additional computer equipment, classroom furniture, equipment and leasehold improvements.

         Financing activities decreased cash flows $25,000 for the nine months ended September 30, 2001 compared to a $22,000 increase for the same period in 2000. The change in 2001 is due to the purchase of treasury stock; stock options exercised, stock purchased under the employee stock purchase plan and dividends paid. For the nine months ended September 30, 2001, the Company purchased 262,634 shares of stock for the treasury at an average price of $1.49 a share. The Company also paid $90,000 in preferred stock dividends and 418,833 stock options were exercised at an average price of $1.06 during the nine months ended September 30, 2001.

         The Company's Board of Directors approved a 1,000,000 shares repurchase program in August 2000. As of October 12, 2001 the Company has purchased a total of 502,469 shares at an average price of $1.61 pursuant to the buy back plan.

         The Company meets its working capital, capital equipment purchase and cash requirements with funds generated internally. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

         The Company issued 55,147 shares of Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") on February 25, 1997. The Voting Preferred Stock has an increasing dividend rate; therefore the Voting Preferred Stock's carrying value was discounted. This discount is being accreted over the period from issuance until 2003 to yield a constant dividend rate of 15%. The accretion is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. Each share of Voting Preferred Stock is convertible into 20 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date. The Voting Preferred Stock has 12% per annum dividends through December 31, 2002 and will increase to 15% on January 1, 2003. Dividends are payable each quarter in arrears with the quarter starting January 1, 2001. The Company paid the first three quarterly preferred stock dividends of $45,000 to holders of its Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") in April, July, and October 2001. A portion of the preferred stock shares, 1,838, were converted to Common Stock on September 30, 2001. The dividend payable starting with the fourth quarter of 2001 will be $43,500 per quarter until December 31, 2002. The dividend payable beginning January 1, 2003 will be approximately $54,375 and will be payable in April 2003.


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

         The Company calculated its consolidated composite score under the new financial responsibility regulations as 1.4 for the year ended December 31, 2000. The Company received notification from ED in the second quarter that ED agreed with the Company's calculation. Since the Company's composite score is in the zone, the Company must comply with the zone regulation discussed above. The Company has not incurred any financial impact in the past as a result of cash monitoring and believes there will be a minimal impact to its financial results in 2001.

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

New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142 Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15,2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has approximately $271,000 of net intangibles as of September 30, 2001. This balance relates to goodwill at two of the Company's campuses. The Company anticipates that there will be no impairment to the balance of the goodwill during 2002. As a result the Company anticipates a reduction in operating expense of $60,000 for the twelve months ending December 31, 2002.

         FASB issued Statement No. 143, Accounting for Asset Retirement Obligations in September 2001.The new rule requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The rule is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on the financial statements.


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

Item 2.    Change in Securities - None
           ---------------------------

Item 3.    Defaults upon Senior Securities - None
           --------------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders - None
           ----------------------------------------------------------

Item 5.    Other Information - None
           ------------------------

Item 6.    Exhibits
           --------

           11   Computation of per share earnings

                Reports on Form 8-K

                  Effective September 11, 2001, the Audit Committee of the Board of Directors of Concorde Career Colleges, Inc (the "Company") dismissed its current independent public accountants, PricewaterhouseCoopers LLP ("PwC"), as the Company's certifying accountant. The decision to dismiss PwC was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors on September 7, 2001. The reports of PwC on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                  In connection with its audits for the two most recent fiscal years and through September 11, 2001, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years.

                  PwC furnished a letter addressed to the SEC stating it agrees with the above statements. A copy of such letter, dated September 14, 2001, is filed as Exhibit 16 to the Form 8-K.

                  Effective September 12, 2001, the Company engaged BKD, LLP as its independent auditors to audit the Company's financial statements, which engagement was approved by the Company's Board of Directors with the recommendation of the Audit Committee. The Company has not consulted with BKD, LLP during its two most recent fiscal years nor during any subsequent interim period prior to its engagement, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

                                  DATED: October 30, 2001

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