Form 10-K405
period 2001-12-31
CONCORDE CAREER COLLEGES INC
filed 2002-03-26
CIK 832483

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

                   For the Fiscal Year Ended December 31, 2001

                         Commission file number 0-16992

                         CONCORDE CAREER COLLEGES, INC.

             (Exact name of registrant as specified in its charter)
                         5800 Foxridge Drive, Suite 500
                              Mission, Kansas 66202
                            Telephone: (913) 831-9977

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

                         Yes [X]         No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate the number of outstanding shares of the Registrant's Common Stock, as of March 12, 2001: 3,988,605 Shares of Common Stock, $.10 par value

     The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $12,128,000 as of March 11, 2002. Part III incorporates information by reference to the Registrant's definitive proxy statement for Annual Meeting of Stockholders to be held May 22, 2002.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                      Index

Item                                                                                                          Page
----                                                                                                          ----
                                                       PART I
1.       Business..........................................................................................    I-1

2.       Properties........................................................................................    I-7

3.       Legal Proceedings.................................................................................    I-7

4.       Submission of Matters to a Vote of Security Holders...............................................    I-8

                                                      PART II

5.       Market for the Registrant's Common Stock and Related Stockholder Matters..........................   II-1

6.       Selected Financial Data...........................................................................   II-1

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............   II-3

7A.      Quantitative and Qualitative Disclosures about Risk...............................................  II-11

8.       Financial Statements and Supplementary Data.......................................................  II-11

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............  II-31

10.      Exhibit 23 - Consent of Independent Accountants...................................................  II-32

10A.     Exhibit 24 - Consent of Independent Accountants...................................................  II-33

                                                      PART III

11.      Directors, Executive Officers, Promoters and Control Persons of the Registrant
              (Incorporated by Reference)..................................................................  III-1

12.      Executive Compensation (Incorporated by Reference)................................................  III-1

13.      Security Ownership of Certain Beneficial Owners and Management (Incorporated by Reference)........  III-1

14.      Certain Relationships and Related Transactions (Incorporated by Reference)........................  III-1


                                                      PART IV

15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................   IV-1

         Signatures........................................................................................   IV-5

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

The Company

         The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of December 31, 2001, the Company operated Campuses at 11 locations in six states (the "Campuses").

         The Company was formed in 1988 as a Delaware corporation. Prior to March 31, 1988, the Company was the career college division of CenCor, Inc. ("CenCor"). The Company's principal office is located at 5800 Foxridge Drive, Suite 500, Mission, Kansas 66202 (telephone: 913/831-9977). Unless otherwise indicated, the term "Company" refers to Concorde Career Colleges, Inc. and its direct wholly owned subsidiaries.

The Campuses

         The Company operates eleven Campuses located in the following cities:
North Hollywood, Garden Grove, San Bernardino, and San Diego, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; and Memphis, Tennessee. The Company has designated each Campus except Memphis, Tennessee, as a "Concorde Career Institute," to increase name recognition. The Memphis, Tennessee Campus has been designated as "Concorde Career College."

         Curriculum

         The Company's programs of study are Vocational/Practical Nursing, Respiratory Therapist, Advanced Respiratory Therapist, Surgical Technician, Pharmacy Technician, Limited Scope Radiology Technician, Radiology Technician, Medical Office Assistant, Medical Assistant, Insurance Coding Specialist, Dental Assistant, Dental Lab Technician, Patient Care Technician, Massage Therapy, and Computer Service Technician. Program offerings vary by Campus. The Kansas City, North Hollywood and Memphis Campuses offer selected associate degree programs. Some Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses/programs, including Limited X-Ray, Expanded Duties for Dental Assistants, Insurance Coding, Clinical Lab Assistant, Patient Care Assistant and various certification test preparations in allied health occupations.

         The Campuses are on a non-traditional academic calendar with starting dates for programs varying by location and type of program. Programs typically commence monthly at each Campus. The Campus' programs of study range from five to eighteen months and include from 400 to 2,265 hours of instruction. Most programs are taught in a classroom atmosphere, with hands-on clinical/laboratory experience as an integral part of the curriculum. Most programs include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the particular program.

                                Part 1 - Page 1

         Recruitment and Admissions

         A typical student is either: (i) unemployed and enrolls to learn new skills and obtain employment, or (ii) underemployed and enrolls to acquire new skills or to update existing skills to increase his/her earning capacity. The Company recruits students through advertising in various media, including television, newspapers and direct mail. Management estimates that approximately 27% of all enrollments are the result of referrals from the Campus' students and graduates.

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

         The admissions criteria for the Campuses vary according to the program of study. Each applicant for enrollment must have a high school diploma; the equivalent of a high school diploma; or, at some campuses, those without a high school diploma or equivalent must demonstrate the ability to benefit from the program by meeting United States Department of Education ("ED") requirements before admission is granted. All students must be beyond the age of compulsory high school attendance. The Company utilizes a database maintained by ED to identify applicants who may be in default on a prior student loan.

         At December 31, 2001, the Company had approximately 4,300 students in attendance at the Campuses.

         Student Retention

         The Company strives to help students complete their program of study through admissions screening, financial aid planning and student services. Each Campus has a staff member whose function is to provide student services concerning academic and personal problems that might disrupt or result in a premature end to a student's studies. Programs of study are offered in the morning, afternoon, and evening to meet the students' scheduling needs. The Vocational Nursing Program and some general education classes are offered on weekends at some Campuses.

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

         Campus Administration

         The President and Chief Executive Officer (the "CEO") is responsible for the overall performance of the Campuses. Reporting to him are: the Vice President, Chief Financial Officer; Vice President, Human Resources; Vice President of Operations ("VPO"); Vice President of Academic Affairs; and the Vice President of Financial Aid & Compliance.

Each Campus is operated independently and is managed on site by a Campus Director reporting to the VPO. In addition, most Campuses are staffed with a Director of Admissions, Academic Dean, Director of Graduate Services, Director of Finance or a Financial Aid Director and a Director of Business Services, Director of Student Services at some locations, and several other support staff. Instruction at each Campus is conducted by professional educators in the field or by former and current members of the medical community on a full-time or part-time basis. Instructional staff is selected based upon academic and professional qualifications, and experience level.

         Student Placement

         The Company, through placement personnel at each Campus, provides job placement assistance services for its graduates. The placement personnel establish and maintain contact with local employers and other sources of information on positions available in the local area. Additionally, the Campus' Director of Graduate Services works with students on preparing resumes and interviewing techniques. Postgraduate placement assistance is also provided, including referral to other cities in which the Campuses are located. A number of graduates do not require placement service because their externship sites hire them. Frequently, the externship programs at the Campuses result in placement of students with the practitioners participating in the externship.

Accreditation and Licensing

         The Campuses are accredited through accreditation associations recognized by ED. These associations are the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") or the Council on Occupational Education

                                Part 1 - Page 2

("COE"). Accreditation by a nationally recognized accrediting body is necessary in order for a Campus to be eligible to participate in federally sponsored financial aid programs for students. See "Financing Student Education."

         Additionally, certain Campuses have received accreditation or approval for specific programs from certain of the following agencies: The American Society of Health Systems Pharmacists, Commission on Accreditation of Health Education Programs, Committee on Accreditation for Respiratory Care, the Commission on Dental Accreditation, the Committee on Dental Auxiliaries-California Board of Dental Examiners, Accreditation Review Committee on Education in Surgical Technology, the Board of Vocational Nurse and Psychiatric Technician Examiners and the Colorado Board of Nursing. These program specific accreditation/approvals are not necessary for participation in federally sponsored financial aid programs, however, they are required for certification and/or licensure of graduates from some of the programs, such as the Vocational or Practical Nurse and Respiratory Therapy programs offered by certain of the Campuses. These accreditations or approvals have been obtained because management believes they enhance the students' employment opportunities in those states that recognize these accrediting agencies.

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

         Financing Student Education

         Tuition and other ancillary fees vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $4,000 to $21,000.

         Most students attending the Campuses utilize federal government grants and/or the Federal Family Education Loan programs available under the Higher Education Act of 1965 ("HEA"), and various programs administered thereunder to finance their tuition.

         Each Campus has at least one financial aid officer to assist students in preparing applications for federal grants and federal loans. Management estimates that during 2001, 83% of Campus' cash receipts were derived from funds obtained by students through these programs.

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

         Students at the Campuses principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans (FFELs) also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. FFELs are awarded annually to needy students studying at least half time at an approved postsecondary educational institution. The maximum Pell Grant a student may receive for the 2001-2002 award year is $3,750 ($4,000 for 2002-2003). The amount a student actually receives is based on a federal regulatory formula devised by ED.

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

                                Part 1 - Page 3

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

         Regulation

         Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. Because of the importance of compliance with these regulations, the Company monitors compliance through periodic visits to the individual Campuses by Corporate staff. If the Company should fail to materially comply with such regulations at any of the Campuses, such failure could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. Independent certified public accountants audit the Campus' administration of federal funds as mandated by federal regulations. Additionally, these aid programs require accreditation by the Campuses. See "Accreditation and Licensing" and "Financing Student Education."

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

         After January 1, 1991, the Secretary of Education was authorized to initiate proceedings to limit, suspend or terminate the eligibility of an institution to participate in the FFEL program if the Cohort Default Rate for three consecutive years exceeds the prescribed threshold. Beginning with the release of 1992 Cohort Default Rates in the summer of 1994, a Cohort Default Rate equal to or exceeding 25% for three consecutive fiscal years may be used as grounds for terminating FFEL eligibility.

           (The remainder of this page was left blank intentionally.)


                                 part 1 - Page 4

The following table sets forth the 2000 1999 and 1998 cohort default rates for each of the Campuses.

                                Cohort Default Rates                                             Cohort Default Rates
Campus                     2000/(1)/    1999       1998                                     2000/(1)/    1999       1998
                           ----         ----       ----                                     ----         ----       ----
Garden Grove, CA           11.0         8.1        13.3          North Hollywood, CA         7.9          4.0       13.2
Denver, CO                 11.8         3.2        15.0          Portland, OR                8.1          6.3        8.7
Jacksonville, FL            3.5         6.9         6.2          San Bernardino, CA         13.4          8.2       13.8
Kansas City, MO             7.0         9.3        11.9          San Diego, CA               4.5         10.6       10.3
Lauderdale Lakes, FL       12.3         5.4        11.6          Tampa, FL                  10.7         10.1       16.4
Memphis TN                 13.9         6.7        18.5

/(1)/ Preliminary rates received February 2002. These rates are subject to change and may not be reflective of the final rates for 2000.

         The San Diego Campus lost its eligibility to participate in the FFEL program from September 1997 to December 1999. The Campus did not maintain loan eligibility because its' Cohort Default Rates for three consecutive published years, 1992, 1993, and 1994, was not below 25%. The Campus continued to operate without FFEL eligibility providing qualified students with access to Federal Pell grants and other sources of student financing, including loans made by the Campus. The Campus regained eligibility in December 1999.

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

         In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Several of the Company's campuses received provisional certification during 1999. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The Campuses that received provisional certification in 1999 are Anaheim, Jacksonville, Lauderdale Lakes, Memphis, North Hollywood, Portland and San Bernardino. The provisional certifications for Lauderdale Lakes and Jacksonville expired during 2001 and those two Campuses received full certification. The provisional certifications for the remaining Campuses will expire during 2002. Provisional certification was received due to default rates and financial responsibility described below. The Company does not believe provisional certification will have a material impact on its liquidity, results of future operations or financial position. There has been no material impact due to provisional certification since 1999.

         The Company is subject to extensive regulation by federal and state governmental agencies and accreditation bodies. In particular, the Higher Education Act of 1965 ("HEA"), and the regulations promulgated thereunder by ED subject the Campuses to significant regulatory scrutiny on the basis of numerous standards that Campuses must satisfy to participate in the various federal student financial assistance programs under Title IV of the HEA.

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

         Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. The 1998 HEA reauthorization changes included (i) expansion of the adverse effects on Campuses with high student loan default rates, (ii) increasing from 85 percent to 90 percent the portion a proprietary Campuses cash basis revenue that may be derived each year from the Title IV Programs, (iii) revision of the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from the Campus and (iv) giving the ED flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control.

         The 1998 HEA reauthorization imposed a limit on the amount of Title IV funds a withdrawing student can use to pay their

                                Part 1 - Page 5
education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any payment period. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under the new HEA requirements, students are obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company implemented this requirement on October 7, 2000 as required by regulation. Due to this regulation, accounts receivable from students withdrawing before completion of their program increased approximately $1,000,000 from December 31, 2000 to December 31, 2001. The Company monitors the increase in accounts receivable from students and its impact on the Company's results of operations, financial condition and cash flows. During 2001, the Company's provision for uncollectible accounts increased as a result of this regulation.

         ED issued a new financial responsibility regulation that became effective July 1, 1998. Institutions are required to meet this regulation to maintain eligibility to participate in Title IV programs. This regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

         The Company's composite score was 1.2, 1.5, 1.4, and 2.2 in 1998, 1999, 2000, and 2001, respectively. The Company has operated under the zone regulation in the past and is currently operating under the zone regulation. The Company will continue to operate under the zone regulations until it receives notification from ED that it agrees with the Company's 2001 composite score.

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

         The zone regulations require the Company to make disbursements to students under the cash monitoring method and to provide timely notification to ED regarding several oversight and financial events. Cash monitoring requires the Company to credit student accounts for Title IV disbursements before funds are requested from ED. The Company has not incurred any financial impact due to cash monitoring.

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

         Management believes that the educational programs offered, the Campus' reputation and marketing efforts are the principal factors in a student's choice to enroll at a Campus. Additionally, the cost of tuition and availability of financing, the location and quality of the Campus' facilities, and job placement assistance offered are important. The specific nature and extent of competition varies from Campus to Campus, depending on the location and type of curriculum offered. The Company competes principally through advertising and other forms of marketing, coupled with specialized curricula offered at competitive prices.

Employees

         As of December 31, 2001, the Company had approximately 775 full and part-time employees, of which approximately 415 were faculty members. The Company has 265 management and administrative staff members employed at the Campuses, and 41 employed at corporate headquarters. The remaining 54 employees are admissions personnel.

         Management and supervisory members of both the administrative staff and administrative faculty are salaried. All other faculty and employees are paid on an hourly basis. The Company employs full-time, part-time, and on a substitute/on-call basis. The Company does not have an agreement with any labor union representing its employees and has not been the subject of any

                                Page 1 - Page 6
union organization efforts.

Item 2. Properties

         The Company's corporate office is located in Mission, Kansas. All Company facilities are leased.

         The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 2001:

                                                               Square
     Locations                                                 Footage     Expiration /(1)/
     ---------                                                 -------     -------------
     Garden Grove, CA ......................................    25,931        9-30-14
     North Hollywood, CA ...................................    35,155        7-31-11
     San Bernardino, CA ....................................    20,933        6-30-02
     San Bernardino, CA/(2)/ ...............................    33,000        8-31-12
     San Diego, CA .........................................    12,244       10-31-03
     Denver, CO. ...........................................    19,438        1-31-03
     Lauderdale Lakes, FL ..................................    18,288        5-31-04
     Jacksonville, FL ......................................    15,612        7-31-03
     Tampa, FL .............................................    17,257       12-31-11
     Kansas City, MO .......................................    18,097        2-28-06
     Mission, KS (Corporate Office) ........................    14,384        7-31-03
     Portland, OR. .........................................    17,049       10-31-04
     Memphis, TN. ..........................................    30,483        8-31-08


     (1) Several of the leases provide renewal options, although renewals may be at increased rental rates.

     (2) The Company has signed a lease agreement for a new San Bernardino location. The new facility should be complete by the third quarter of 2002.

         The Company also rents various equipment under leases that are generally cancelable within 30 days.

Item 3. Legal Proceedings

         The Company is sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company's management, resolution of such pending litigation and disputed findings will not have a material effect on the Company's financial condition or its results of operation.

         The Company has a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contends that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company. Proceedings in the suit are inactive, however, the Company has initiated discussion with ED to dismiss the suit.

         The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

                                Part 1 - Page 7

Item 4. Submission of Matters to a Vote of Security Holders.

         On October 11, 2001, the corporation's board of directors unanimously declared the advisability of, and recommended that the stockholders adopt, a one for two reverse stock split (the "Reverse Stock Split") and directed its submission to the vote of the corporation's stockholders. On October 17, 2001, the holders of a majority of the voting rights represented by the corporation's outstanding shares of stock entitled to vote thereon executed a written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware (the "DGCL") approving and adopting the reverse stock split.

         The Schedule 14C, Information Statement was mailed on or about October 29, 2001, to all stockholders of record of the Company as of the close of business on October 17, 2001 (the "Record Date"), in connection with the adoption of a Certificate of Amendment (the "Amendment") to the Company's Restated Certificate of Incorporation, as amended.

         On October 17, 2001, the reverse stock split, embodied in the Amendment, was adopted by the written consent of holders of a majority of the voting rights represented by the Company's outstanding shares of stock entitled to vote thereon in accordance with Section 228 of the General Corporation Law of the State of Delaware (the "DGCL"). The board of directors decided to obtain the written consent of the holders of a majority of the voting rights represented by the Company's outstanding shares of stock entitled to vote upon the Amendment in order to eliminate the costs and management time required to hold a special meeting of stockholders and to implement the reverse stock split in a timely manner. The reverse stock split was effected through the Amendment, which was filed and accepted by the Delaware Secretary of State on October 17, 2001, with a delayed effective date of November 21, 2001 (the "Effective Date"). Pursuant to the regulations promulgated under the Securities Exchange Act of 1934, as amended.

         As of the Record Date, the Company had 7,953,607 shares of Common Stock issued and outstanding, with each such share of Common Stock entitled to one vote with respect to the approval of the Amendment, and the Company had 53,309 shares of Class B Voting Convertible Preferred Stock ("Class B Stock") issued and outstanding, with each such share of Class B Stock entitled to twenty votes on an as-converted basis with the Common Stock with respect to the approval of the Amendment. The Common Stock and Class B Stock constitute the Company's only outstanding securities eligible to vote on the approval and adoption of the reverse stock split. The holders of 4,842,838 shares of the issued and outstanding Common Stock, and 53,309 shares of the issued and outstanding Class B Stock, representing approximately 65.5% of the votes entitled to be cast with regard to the Amendment, approved the Amendment by written consent.

         See Form Def 14C for additional information.

           (The remainder of this page was left blank intentionally.)

                                Part 1 - Page 8

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock ("Common Stock") is currently traded under the symbol "CCCC" on the over-the-counter bulletin board (the "OTCBB"). The Company effected a one-for two Reverse Stock Split on November 21, 2001. Prior to the split the Company's ticker symbol was "CCDC." The following table sets forth the high and low closing price reported at the end of the trading day, for the periods indicated as reported by the OTCBB. All price amounts below have been retroactively adjusted to reflect the Reverse Stock Split.

              2001                                              High       Low
              ----                                              ----       ---
         First Quarter..................................        $1.90     $1.54
         Second Quarter.................................        $2.50     $1.60
         Third Quarter..................................        $5.20     $2.26
         Fourth Quarter.................................        $7.25     $5.00

              2000                                              High       Low
              ----                                              ----       ---
         First Quarter..................................        $2.02     $1.00
         Second Quarter.................................        $1.50     $0.88
         Third Quarter..................................        $1.88     $1.00
         Fourth Quarter.................................        $2.02     $1.62

         There were 233 shareholders of Common Stock at December 31, 2001.

         On March 12, 2002, the bid and asked prices of the Company's Common Stock on the OTCBB were $6.40 and $6.85 per share, respectively.

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

         The effect of both the cumulative change for prior years and the change for the year ended December 31, 1997, was to decrease net income by $670,000 ($0.19 per basic share, $0.12 per diluted share). The cumulative effect on income of the change on prior years (after reduction for income taxes of $421,000) was a reduction of $659,000. The effect of the change on the year ended December 31, 1997, was to decrease income before cumulative effect of a change in accounting principle by $11,000.

         In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 and recorded a one-time charge of $86,000 or $.02 a share, net of tax, as the cumulative effect of this change in accounting principle during the first quarter of 2000. Under SAB 101, non-refundable registration fees are recognized ratably over the life of the course rather than in the month the student starts the program.

             (The remainder of this page left blank intentionally.)

                              Part II - of Page 1

         The following selected data has been derived from the Company's audited financial statements for the years-ended 1997 through 2001. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

                                                                                 Years Ended December 31, 2001
                                                                    --------------------------------------------------------
                                                                      2001        2000        1999        1998        1997
                                                                      ----        ----        ----        ----        ----
Income Statement Data:                                                         (In thousands, except for per share data)
  Revenues ..................................................       $ 49,049     $38,785     $35,299     $33,607    $ 37,522
  Operating expenses ........................................         46,562      39,211      35,911      35,524      36,923
  Operating income (loss) ...................................          2,487        (426)       (612)     (1,917)        599
  Other non-operating income ................................            442         181          70         147         190
  Interest expense ..........................................            182         185         171         188         454
  Gain (loss) on sale of assets .............................                                                            313
  Income (loss) before change in accounting principle........          1,633        (266)       (477)     (1,212)        936
  Basic earnings (loss) per share before change in
   accounting principle (1) .................................            .36    ($   .12)   ($   .16)   ($   .38)   $    .57
  Diluted earnings (loss) per share before change in
   accounting principle (1) .................................            .28    ($   .12)   ($   .16)   ($   .38)   $    .40

  Net income (loss) .........................................          1,633        (352)       (477)     (1,212)        277
  Basic earnings (loss) per share (1) .......................            .36    ($   .14)   ($   .16)   ($   .38)   $    .38
  Diluted earnings (loss) per share (1) .....................            .28    ($   .14)   ($   .16)   ($   .38)   $    .28

Balance Sheet Data:
  Total assets ..............................................       $ 31,700    $ 25,012     $21,450     $21,235    $ 25,524
  Subordinated debt due to related party ....................          3,500       3,500       3,500       3,500       3,500
  Stockholders' equity ......................................          6,186       4,977       5,411       5,536       6,735

                                                                                        December 31, 2001
                                                                    --------------------------------------------------------
Other Data:                                                           2001        2000        1999        1998        1997
                                                                      ----        ----        ----        ----        ----

  Number of locations (2) ...................................             11          11          11          12          12
                                                                    --------    --------    --------    --------    --------

  Net enrollments (3) .......................................          7,080       6,072       5,633       4,823       6,367

(1) See Note 10 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

(2)  Includes only Campuses open at December 31.

(3) "Net enrollments" are students who begin a program of study, net of cancellations.


           (The remainder of this page was left blank intentionally.)

                                Part II - Page 2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

         The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of December 31, 2001, the Company operated Campuses at 11 locations in six states (the "Campuses"). The Company's revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 83% of cash revenue from such funds for the year ended December 31, 2001.

         The Company's revenue varies based on student enrollment and population. The number of students that attend our Campuses, the number of new enrollments during a fiscal period, student retention rates and general economic conditions impacts student population. The introduction of new programs at certain campuses, improved advertising effectiveness and student retention have been significant factors of increased student population in the last two years.

         The Company's Campuses must be authorized by the state in which it operates, accredited by an accrediting commission that the U.S. Department of Education ("ED") recognizes, and certified by the ED to participate in Title IV Programs. Any substantial restrictions on the Campuses ability to participate in Title IV Programs would adversely affect our ability to enroll students and expand the number of programs.

         The Company establishes an accounts receivable and a corresponding deferred revenue liability for each student upon commencement of a program of study. The deferred revenue liability, consisting of tuition and non-refundable registration fees, is recognized into income ratably over the length of the program. If a student withdraws from a program, the unearned portion of the tuition for which the student has paid is refunded on a pro-rata basis. Textbook and uniform sales are recognized when they occur. Any unpaid balance due when the student withdraws is generally due directly from the student, not from a federal or state agency.

         Accounts receivable are due from students and are primarily expected to be paid through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students during 2001. This was a result of the Higher Education Act of 1965 ("HEA") refund provision that became effective October 2000. Under the HEA requirements, students are obligated to the Company for education costs that the student can no longer pay with Title IV funds. The Company's non-Title IV accounts and notes receivable due from students increased $3,445,000 in 2001 and the provision for uncollectible accounts increased $1,766,000. The Company expects that non-Title IV accounts and notes receivable due from students will increase in the future as student enrollment increases and that the related provision for uncollectible accounts will also increase.

           (The remainder of this page was left blank intentionally.)

                                Part II - Page 3

         The following table presents the revenue for the periods indicated.

                                                          Years Ended December 31,
                                                         --------------------------
                                                                (In Thousands)
                                                           2001     2000      1999
                                                           ----     ----      ----
      Revenue.........................................   $49,049  $38,785   $35,299

         The following table presents the relative percentage of revenues derived and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                            2001         2000       1999
                                                                            ----         ----       ----
Revenue ........................................................           100.0%       100.0%     100.0%

Operating expenses:
        Instruction costs and services .........................            35.3         39.6       39.6
        Selling and promotional ................................            15.8         17.1       16.1
        General and administrative .............................            39.0         42.9       43.7
Provision for uncollectible accounts ...........................             4.8          1.5        2.3
                                                                           -----        -----      -----
        Total operating expense ................................            94.9        101.1      101.7
                                                                           -----        -----      -----
Operating Income (Loss) ........................................             5.1         (1.1)      (1.7)
        Other non-operating income .............................             0.9          0.5        0.2
Interest expense ...............................................             0.4          0.5        0.5
                                                                           -----        -----      -----
Income (Loss) before income taxes and cumulative effect.........
        of change in accounting principle ......................             5.6         (1.1)      (2.0)
Provision (Benefit) from income taxes ..........................             2.3         (0.4)      (0.7)
                                                                           -----        -----      -----
Income (Loss) before cumulative effect of change
        in accounting principle ................................             3.3         (0.7)      (1.3)

Cumulative effect of change in accounting principle ............                         (0.2)
                                                                           -----        -----      -----

Net Income (Loss) ..............................................             3.3%        (0.9)%     (1.3)%
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

                                Part II - Page 4

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

Current Trends and Recent Events

         The student population was approximately 4,300 at December 31, 2001 compared to 3,700 at December 31, 2000. The student population increase was primarily due to offering new courses at certain campuses and increased emphasis on advertising. Student enrollments increased 16.6% to 7,080 for the year ended December 31, 2001 compared to 6,072 in 2000.

         The Company effected a one for two reverse stock split (the "Reverse Stock Split") effective November 21, 2001. The Company's ticker symbol changed to CCCC at that time. The purpose of the Reverse Stock Split was to increase the price of the Company's stock to meet the minimum closing bid price per share required by the NASDAQ Small Cap Market. The Company believes listing on the NASDAQ Small Cap Market will enhance the acceptability of the Common Stock by institutional investors, the financial community and the investing public. The expected increased price level may encourage interest and trading in the Common Stock and possibly promote greater liquidity for the Company's stockholders, although such liquidity could be adversely affected by the reduced number of shares of Common Stock outstanding after the Reverse Stock Split. The Company anticipates that it will be eligible to apply for listing of its Common Stock on the NASDAQ Small Cap Market in the second quarter of 2002. There can be no assurance that the Company will satisfy all of the requirements for listing.

         The Company had 7,949,607 shares of Common Stock issued and outstanding when the Reverse Stock Split occurred. On the effective date there were 3,974,821 shares of Common Stock issued and outstanding. The par value of the Common Stock remained $.10 per share. The Common Stock issued pursuant to the reverse stock split (including any fractional shares) were fully paid and non-assessable. The number of stockholders as of the effective date remained unchanged and unaffected by the reverse stock split. All shares and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. See Form Def 14C, filed October 28, 2001, for additional information.

         The Company dismissed its independent public accountants, PricewaterhouseCoopers LLP, as the Company's certifying accountants effective September 11, 2001. The Company engaged BKD, LLP, as its independent public accountants effective September 12, 2001. See Form 8-K filed September 14, 2001 for additional information.

         In the second quarter of 2001, the Company entered into an agreement with Person/Wolinsky, Inc. to eliminate all contractual obligations between Person/Wolinsky, Inc. and the Company for a nominal cash payment. As a result, the non-compete agreement between Person/Wolinsky, Inc. and the Company has been canceled. The Company recorded the $157,500 remaining balance of the deferred revenue relating to the non-compete agreement as non-operating income in the second quarter of 2001. Previously the non-compete agreement was being recognized ratably over the life of the agreement.

Operating Results

2001 compared to 2000

         In 2001, student population increased primarily due to offering new courses at certain campuses and increased emphasis on advertising.

         Net income of $1,633,000 was recorded for the year ended December 31, 2001 compared to a net loss of $352,000 for the year ended December 31, 2000. The $1,985,000 improvement was due to additional revenue and other non-operating income. The increased revenue was somewhat offset by increased operating expenses in all categories compared to 2000.

         Revenue increased 26.5% or $10,264,000 to $49,049,000 for the year ended December 31, 2001 compared to $38,785,000 for the same period of 2000. The revenue increased due to higher student enrollments, increased average student population and an average 5% price increase compared to 2000. Student enrollments increased 16.6% to 7,080 from 6,072 in 2000. Average student population increased 16.7% to 4,257 in 2001 compared with 3,649 in 2000.

                                Part II - Page 5

         Instruction Costs and Services - increased $1,983,000 or 12.9% to $17,330,000 compared to $15,347,000 in 2000. The increase from 2000 was primarily a result of increased salaries, textbook and uniform expenses due to additional enrollments.

         Selling and Promotional - increased $1,151,000 or 17.4% to $7,769,000 compared to $6,618,000 in 2000. The majority of the $1,151,000 increase was due to additional advertising expenses compared to 2000. Advertising expense increased $1,028,000 to generate more prospective student leads. The increase in advertising expense consisted of $171,000 in television, $673,000 in newsprint and $184,000 related to internet advertising and general production costs.

         General and Administrative - increased 14.7% or $2,451,000 to $19,104,000 compared to $16,653,000 in 2000. The increase was primarily the result of additional payroll, rent, employee procurement, and insurance expense. Administrative payroll increased $1,274,000 as enrollments improved compared to 2000. Rent increased $294,000 due to annual rent increases and additional leased space at current locations. Employee procurement increased $214,000 due to a tight labor market, which made it more expensive for the Company to hire qualified employees. Insurance expense increased $172,000 compared to 2000 as a result of higher insurance premiums.

         Provision for Uncollectible Accounts - increased $1,766,000 during 2001. This increase is attributable to the $10,264,000 increase in revenues, the $3,790,000 increase in accounts and notes receivable from December 31, 2000 and a slight deterioration in the aging of accounts receivable. The accounts and notes receivable increased due to higher student enrollments and as a result of the new refund provision of the Higher Education Act of 1965 ("HEA") reauthorization that took effect October 7, 2000.

         Other Non-Operating Income - increased $261,000 to $442,000 compared to $181,000 in 2000. Most of the increase was a result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001, see discussion in recent events. In addition, interest income increased due to the Company having a larger cash balance, offset by falling interest rates during 2001.

         Interest Expense - decreased $3,000 or 1.6% to $182,000 compared to $185,000 in 2000.

         Provision for Income Taxes - a tax provision of $1,114,000 or 41% of pretax income was recorded in 2001 compared to a tax benefit of $164,000 or 38% of pretax loss in 2000.

         EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 3,940,000 in 2001 from 3,976,000 in 2000. Basic income per share was $.36 in 2001 compared with basic loss per share of $.14 in 2000. Basic income and loss per share is shown after a reduction for preferred stock dividend accretion of $226,000 and $191,000 in 2001 and 2000, respectively. Diluted weighted average common shares outstanding increased to 5,473,000 in 2001 from 3,976,000 in 2000. Diluted income per share was $.28 for the year ended December 31, 2001 compared with diluted loss per share of $.14 in 2000. Diluted income and loss per share is shown after a reduction for preferred stock dividend accretion of $191,000 and $226,000 in 2000 and 2001, respectively and interest on convertible debt, net of tax of $105,000 in 2001.

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

         Instruction Costs and Services - increased $1,359,000 to $15,347,000 compared to $13,988,000 in 1999. The increase was primarily a result of increased salaries, textbook and uniform expenses due to additional enrollments compared to 1999.

         Selling and Promotional - increased $935,000 to $6,618,000 compared to $5,683,000 in 1999. The $935,000 increase was due to increased wages and advertising expenses compared to 1999. The additional wages resulted from an increase in admissions salaries in 2000 due to higher pay rates for admission personnel. Advertising expense increased $413,000 in order to generate more prospective students. The increase in advertising expense consisted of $184,000 in television, $114,000 related

                                Part II - Page 6
to an internet marketing campaign, and newsprint and yellow pages advertising.

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

         EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 3,976,000 in 2000 from 3,907,000 in 1999. Basic and diluted loss per share was $.14 and $.16 for the year ended December 31, 2000 and 1999, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividends accretion of $191,000 in 2000 and $165,000 in 1999.

         Cumulative Effect of Change in Accounting Principle - On January 1, 2000, the Company adopted Securities and Exchange Commission "SEC" Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 contains guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As it relates to the Company, SAB101 requires non-refundable course registration fees to be recognized ratably over the life of the course rather than in the month the student starts the program. Previously, the non-refundable registration fees were recognized the month the student started the program. The Company reported an $86,000, or $.02 per share, cumulative effect of change in accounting principle, net of tax in the first quarter 2000.

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

                                Part II - Page 7

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

         EPS and Weighted Average Common Shares - Basic and diluted weighted average common shares increased to 3,907,000 in 1999 from 3,591,000 in 1998. Basic and diluted loss per share was $.16 and $.38 for the year ended December 31, 1999 and 1998, respectively. Basic and diluted loss per share is shown after a reduction for preferred stock dividends accretion of $165,000 in 1999 and $142,000 in 1998.

Liquidity and Capital Resources

         A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 83% of cash revenue from such funds for the year ended December 31, 2001.

         Accounts receivable are due from students and are primarily expected to be paid through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students during 2001. This was as a result of the Higher Education Act of 1965 ("HEA") refund provision that became effective October 2000. Under the HEA requirements, students are obligated to the Company for education costs that the student can no longer pay with Title IV funds. The Company's non-Title IV accounts and notes receivable due from students increased $3,445,000 in 2001 and the provision for uncollectible accounts increased $1,766,000. The Company expects that non-Title IV accounts and notes receivable due from students will increase in the future as student enrollment increases and that the related provision for uncollectible accounts will also increase.

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

         The Company entered into an agreement with Person/Wolinsky, Inc. to satisfy certain contractual obligations between Person/Wolinsky, Inc. and the Company for a cash payment of $200,000, which was received during March 2000. The $200,000 was being recognized ratably over the remaining life of the non-compete agreement, which was due to expire August 2006.

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

Cahill, Warnock Transactions

         On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and
(ii) 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent)

                                Part II - Page 8
its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The New Debentures have nondetachable warrants ("Warrants") for approximately 1,286,765 shares of Common Stock, exercisable beginning August 25, 1998, at an exercise price of $2.72 per share of Common Stock. No warrants were exercised as of December 31, 2001. Approximately $4.4 million of the Cahill-Warnock transaction proceeds were used to satisfy CenCor obligations. The Company was previously a division of Cencor and all obligations due Cencor were paid, redeemed, or otherwise satisfied on that date, except for a continuing obligation to convey written-off receivables which was fulfilled in January 1998.

         The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being accreted over the period from issuance until 2003 to yield a constant dividend rate of 15%. The accretion is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The accretion was $226,000, $191,000 and $165,000 in 2001, 2000 and 1999,
respectively. Each share of Voting Preferred Stock is convertible into 10 shares of common stock at the election of the holder for no additional consideration. There is no mandatory redemption date. On September 30, 2001, Mr. Seward converted his 1,838 shares of Voting Preferred Stock into 18,380 shares of Common Stock. The Voting Preferred Stock has dividends payable at 12% per annum until December 31, 2002 and increase to 15% on January 1, 2003. The Company paid a quarterly cash dividend of $45,000 for the first three quarters of 2001. The fourth quarter dividend decreased to $44,000 due to the voting Preferred Stock conversion discussed above. The quarterly cash dividend in 2002 will be approximately $44,000 and will increase beginning January 1, 2003 to approximately $54,000 per quarter.

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

         On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's Garden Grove, California location. The letter of credit will expire October 2, 2003. Each year as the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000, $471,000 an $354,000 at December 31, 1999, 2000, and 2001, respectively. The letter can only be drawn upon if there is default under the lease agreement. There has been no default at any time under the lease agreement.

Cash Flows and Other

         Net cash flows provided by operating activities were $5,817,000 in 2001 compared to $3,775,000 in 2000. Cash flows from operating activities increased $2,042,000 due to an increase in net income of $1,985,000, an increase in accounts payable and accrued expenses of $1,358,000, an increase in income taxes payable of $798,000, off set by an increase in accounts receivable, net of deferred revenue and the provision for uncollectible accounts, of $1,860,000.

         Cash used in investing activities was $2,394,000 and $1,410,000 in 2001 and 2000, respectively. Cash was used in both years to purchase short-term investments and capital expenditures. Short-term investment purchases were for certificates of deposit and are reflected on the balance sheet in current assets. Capital expenditures in both years were primarily for additional computer equipment, classroom furniture, equipment, and leasehold improvements.

         Cash used in financing activities was $379,000 in 2001 compared to $82,000 in 2000. The increase in cash used in financing activities in 2001 results from increased purchase of treasury shares and payment of dividends on the Voting Preferred Stock, off set by an increase in proceeds from the issuance of common shares under the stock purchase and option plans.

         The Company's Board of Directors approved a 500,000 shares repurchase program in August 2000. As of January 31, 2002 the Company has purchased a total of 256,235 shares at an average price of $3.27 pursuant to the buy back plan.

         The Company meets its working capital, capital equipment purchases and cash requirements with funds generated internally. The Company has generated positive cash flows from operations for the last three years. Cash flows from operations increased $2,042,000 to $5,817,000 in 2001. Management currently expects its cash on hand, funds from operations and

                                Part II - Page 9
borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements. However, cash flows are dependent on the Company's ability to maintain Title IV eligibility, maintain demand for programs and to minimize uncollectible accounts receivable through effective collections and improved retention.

Contingencies

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

         Subsequently, the ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds to SCI. The amount currently being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI notified ED's collection agency that SCI disputes these claims, provided certain information to the collection agency for ED and offered to settle all of ED"s claims for the amount of the funds then held by SCI in its only bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in prior years. In response to the 1999 correspondence, SCI again notified ED that it disputes these claims. Since that time, SCI has not received any further demands, notice or information from ED since 1999.

         In light of applicable corporate law, which limits the liability of stockholders, and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, management believes that the Company is not liable for debts of SCI. Therefore, if it were determined that SCI is obligated to pay ED's claims it is the opinion of management such obligation of SCI would not have a material adverse impact on the Company's financial condition or its results of operations. In addition, in light of applicable statutory and regulatory provisions existing in 1991 and ED's interpretation of those provisions, it is the opinion of management that any debt SCI might be determined to owe to ED should have no impact on the existing participation of the Campuses in federal financial aid programs.

Other

         The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 2001. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of legislation extending the Higher Education Act of 1965, as amended. During 2001, the Campus' percentages of Title IV Funds ranged from 75.9% to 88.7%.

Deferred Tax Assets

         Readers are cautioned that forward looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "safe harbor statement". The following special factors could particularly affect the Company's ability to achieve the required level of future taxable income to enable it to realize its deferred tax assets: (i) the ability of the company to realize increased enrollments from investments in infrastructure; (ii) ED's enforcement or interpretation of existing statutes and regulations affecting the Company's operations; and (iii) the sufficiency of the Company's working capital, financing and cash flow from operating activities for the Company's future operating and capital requirements.

         The Company has recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of $1,137,000 as of December 31, 2001 and estimates that it must generate at least $2,915,000 of future taxable income to realize those deferred tax assets. To achieve this level of future taxable income, the Company intends to strive to increase enrollments in current programs, add new programs at existing locations, and improve business processes to reduce operating expenses. Based on information known to management, it is more likely than not that the Company will realize the deferred tax assets.

                                Part II - Page 10

       The table below reconciles income (loss) before income taxes for financial statement purposes with taxable income (loss):

                                        (Estimated)
                                           2001          2000           1999
                                           ----          ----           ----
Income (Loss) before income taxes     $ 2,747,000   $ (430,000)    $ (713,000)
Depreciation and Amortization             (83,000)     848,000         63,000
Bad Debts                               1,465,000     (235,000)       (35,000)
Change in accounting method              (275,000)    (275,000)      (275,000)
Other                                      54,000      254,000        162,000
                                      -----------   ----------     ----------
Taxable Income (Loss) Before
  Net Operating Loss Deduction        $ 3,908,000   $  162,000     $ (798,000)
                                      ===========   ==========     ==========

         The 1999 net operating loss of $798,000, and other prior net operating losses of $62,000, were carried forward to 2000, and were fully absorbed in 2001.

         The Company has a state net operating loss carryforward of approximately $1,229,000 expiring in 2002 through 2019. The state net operating loss carryforward resulted in a deferred tax asset of $48,000, net of federal tax benefit.

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

         The Financial Accounting Standards Board (FASB) issued statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142 Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company had approximately $256,000 of goodwill at December 31, 2001 relating to two of the Company's campuses. The Company adopted SFAS 142 effective January 1, 2002. The impact of adopting SFAS is expected to be a reduction in goodwill amortization expense of $60,000 in 2002.

         The FASB recently adopted SFAS 143, "Accounting for Asset Retirement Obligations" which requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will apply SFAS 143 in the first quarter of 2003. The Company does not expect adoption of SFAS 143 to have a material effect on its financial position or results of operations.

         The FASB recently adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. SFAS 144 also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS is effective for fiscal years beginning after December 15, 2001. The Company expects to first apply SFAS 144 in the first quarter of 2002. The Company does not expect adoption of SFAS 144 to have a material effect on its financial position or results of operations.

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

Item 8.   Financial Statements and Supplementary Data

             (The remainder of this page left blank intentionally.)

                                Part II - Page 11

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Concorde Career Colleges, Inc. and Subsidiaries:

Report of Independent Accountants-BKD, LLP................................ II-13

Report of Independent Accountants-PricewaterhouseCoopers LLP. ............ II-14

Consolidated Balance Sheets--December 31, 2001 and 2000................... II-15

Consolidated Statements of Operations-- Years Ended December 31,
2001, 2000 and 1999 ..................................................... .II-17

Consolidated Statements of Cash Flows-- Years Ended December 31,
2001, 2000 and 1999 ...................................................... II-18

Consolidated Statements of Changes In Stockholders' Equity--
    Years Ended December 31, 2001, 2000 and 1999 ......................... II-19

Notes to Consolidated Financial Statements-- Years Ended December 31,
2001, 2000 and 1999 ...................................................... II-20


             (The remainder of this page left intentionally blank.)


                                Part II - Page 12

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Concorde Career Colleges, Inc.
Mission, Kansas:

         We have audited the accompanying consolidated balance sheets of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Kansas City, Missouri
March 1, 2002


             (The remainder of this page left intentionally blank.)


                                 Part II - Page 13

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Concorde Career Colleges, Inc. and Subsidiaries:

         In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, of cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 2000 (listed in the index appearing under Item 14(a)(1) and Part IV - Page 1) present fairly, in all material respects, the financial position, results of operations and cash flows of Concorde Career Colleges and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Kansas City, Missouri
March 23, 2001, except as to the reverse stock split which is as of November 21, 2001


             (The remainder of this page left intentionally blank.)


                                Part II - Page 14

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              December 31,
                                                                                              ------------
                                                                                        2001                2000
                                                                                        ----                ----
Current Assets:
         Cash and cash equivalents ............................................     $ 7,556,000         $ 4,512,000
         Short term investments ...............................................       2,183,000             616,000
         Receivables
              Accounts receivable .............................................      16,639,000          12,367,000
              Notes receivable ................................................       1,534,000           2,016,000
              Allowance for uncollectible accounts ............................      (1,639,000)           (663,000)
                                                                                    -----------     ---------------
                               Net receivables ................................      16,534,000          13,720,000
         Recoverable income taxes .............................................                               4,000
         Deferred income taxes ................................................         962,000             563,000
         Supplies and prepaid expenses ........................................       1,119,000           1,140,000
                                                                                    -----------     ---------------
                     Total current assets .....................................      28,354,000          20,555,000

Fixed Assets, Net .............................................................       2,625,000           2,736,000

Intangible Assets, Net ........................................................         256,000             316,000
                                                                                    -----------     ---------------
Other Assets:
         Long-term notes receivable ...........................................         306,000             651,000
         Allowance for uncollectible notes ....................................         (28,000)            (30,000)
         Deferred income taxes ................................................         175,000             763,000
         Deferred financing cost, net .........................................          12,000              21,000
                                                                                    -----------     ---------------
                 Total other assets ...........................................         465,000           1,405,000
                                                                                    -----------     ---------------
                                                                                    $31,700,000         $25,012,000
                                                                                    ===========     ===============

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 15

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    December 31,
                                                                                                    ------------

                                                                                              2001                2000
                                                                                              ----                ----
Current Liabilities:
         Deferred revenue .............................................................. $17,378,000        $14,116,000
         Accrued salaries and wages ....................................................     846,000            435,000
         Accrued interest ..............................................................      59,000             16,000
         Accounts payable ..............................................................   1,884,000            856,000
         Accrued income taxes payable ..................................................     816,000
         Accrued liabilities ...........................................................     986,000            970,000
         Dividends payable .............................................................      45,000
                                                                                         -----------        -----------
                 Total current liabilities .............................................  22,014,000         16,393,000

Deferred revenue under non-compete agreement, net ......................................                        142,000
Subordinated Debt Due To Related Party .................................................   3,500,000          3,500,000

Stockholders' Equity:

         Preferred Stock, ($.10 par value, 600,000 shares authorized) Class B,
              53,309 and 55,147 shares issued and outstanding at December 31,
              2001 and 2000, respectively ..............................................       5,000              6,000

         Common stock, $.10 par value, 19,400,000 shares authorized, 4,254,255 shares issued and 3,985,370 shares outstanding in 2001 (4,002,471
              shares issued and 3,930,071 shares outstanding in 2000) ..................     425,000            800,000
         Capital in excess of par ......................................................   9,706,000          8,804,000
         Accumulated deficit ...........................................................  (3,055,000)        (4,462,000)
         Less-treasury stock, 268,885 shares in 2001 and 72,400 in 2000, at cost .......    (895,000)          (171,000)
                                                                                         -----------        -----------
                        Total stockholders' equity .....................................   6,186,000          4,977,000
                                                                                         -----------        -----------
                                                                                         $31,700,000        $25,012,000
                                                                                         ===========        ===========

  The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 16

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years Ended December 31,
                                                                         ----------------------------------------------
                                                                            2001             2000             1999
                                                                            ----             ----             ----
Net Revenues .......................................................     $49,049,000     $ 38,785,000      $ 35,299,000

Costs and Expenses:
     Instruction costs and services ................................      17,330,000       15,347,000        13,988,000
     Selling and promotional .......................................       7,769,000        6,618,000         5,683,000
     General and administrative ....................................      19,104,000       16,653,000        15,428,000
     Provision for uncollectible accounts                                  2,359,000          593,000           812,000
                                                                         -----------     ------------      ------------
        Total Costs and Expenses ...................................      46,562,000       39,211,000        35,911,000
                                                                         -----------     ------------      ------------

Operating Income (Loss) ............................................       2,487,000         (426,000)         (612,000)

Interest and Other Non-Operating Income ............................         442,000          181,000            70,000

Interest Expense ...................................................         182,000          185,000           171,000
                                                                         -----------     ------------      ------------

Income (Loss) Before Benefit from Income Taxes and Cumulative

   Effect of Change in Accounting Principle .........................      2,747,000         (430,000)         (713,000)

Provision (Benefit) for Income Taxes ...............................       1,114,000         (164,000)         (236,000)
                                                                         -----------     --------------    ------------
Income (Loss) Before Cumulative Effect of Change

   in Accounting Principle .........................................      1,633,000          (266,000)         (477,000)

Cumulative Effect of Change in Accounting Principle,
   Net of Tax ......................................................                           86,000)
                                                                         -----------     ------------      ------------
Net Income (Loss) ..................................................       1,633,000         (352,000)         (477,000)

Class B Preferred Stock Accretion ..................................         226,000          191,000           165,000
                                                                         -----------     ------------      ------------

Net Income (Loss) Available to Common Shareholders .................     $ 1,407,000     $   (543,000)     $   (642,000)
                                                                         ===========     ============      ============

Weighted Average Shares Outstanding:
     Basic .........................................................       3,940,000        3,976,000         3,907,000
     Diluted .......................................................       5,473,000        3,976,000         3,907,000

Basic Income (Loss) Per Share:
     Income (Loss) before cumulative effect of change
         in accounting principle ...................................     $       .36     $       (.12)     $       (.16)
     Cumulative effect to January 1, 2000 of change in accounting
        principle, net of tax ......................................                             (.02)
                                                                        ------------     ------------      ------------

     Net Income (Loss) ..............................................    $       .36     $       (.14)     $       (.16)
                                                                        ============     ============      ============

Diluted Income (Loss) Per Share:
     Income (Loss) before cumulative effect of change in accounting
       principle ....................................................    $       .28     $       (.12)     $       (.16)
     Cumulative effect to January 1, 2000 of change in accounting
       principle, net of tax ........................................                            (.02)
                                                                        ------------     ------------      ------------

     Net Income (Loss) ..............................................    $       .28     $       (.14)     $       (.16)
                                                                        ============     ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 17

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                          ----------------------------------------------
                                                                             2001             2000              1999
                                                                             ----             ----              ----

     Cash Flows-Operating Activities:

       Net Income (Loss) ...............................................  $1,633,000     $   (352,000)      $   (477,000)
       Adjustments to reconcile net loss to net cash
              provided by operating activities--
       Depreciation and amortization. ..................................     998,000        1,151,000          1,109,000
       Provision for uncollectible accounts ............................   2,359,000          593,000            812,000
       Cumulative effect of change in accounting principle                                     86,000
       Provision for deferred income taxes .............................     189,000         (207,000)          (434,000)
       Change in assets and liabilities--
          Increase in receivables, net .................................  (4,830,000)      (1,723,000)        (1,637,000)
          Increase in deferred revenue .................................   3,262,000        3,781,000          1,527,000
          Income taxes payable/recoverable .............................     820,000          418,000            377,000
          Increase (decrease) in accounts payable and other, net .......   1,386,000           28,000           (717,000)
                                                                          ----------     ------------       ------------
               Total adjustments .......................................   4,184,000        4,127,000          1,037,000
                                                                          ----------     ------------       ------------
               Net operating activities ................................   5,817,000        3,775,000            560,000
                                                                          ----------     ------------       ------------

     Cash Flows-Investing Activities:
        Purchase of short-term investments .............................  (1,567,000)        (616,000)
        Capital expenditures ...........................................    (827,000)        (794,000)          (889,000)
                                                                          ----------     ------------       ------------
               Net investing activities ................................  (2,394,000)      (1,410,000)          (889,000)
                                                                          ----------     ------------       ------------
     Cash Flows-Financing Activities:
       Treasury stock purchased ........................................    (724,000)        (113,000)
       Dividends paid ..................................................    (135,000)
       Stock options exercised .........................................     458,000            2,000            98,000
       Stock purchase plan .............................................      22,000           29,000            27,000
                                                                          ----------     ------------       ------------
               Net financing activities ................................    (379,000)         (82,000)           125,000
                                                                          ----------     ------------       ------------

     Net Increase (Decrease) in Cash and
         Cash Equivalents ..............................................   3,044,000        2,283,000           (204,000)

     Cash and Cash Equivalents at Beginning of Year ....................   4,512,000        2,229,000          2,433,000
                                                                          ----------     ------------       ------------
     Cash and Cash Equivalents at End of Year ..........................  $7,556,000     $  4,512,000       $  2,229,000
                                                                          ==========     ============       ============
     Supplemental Disclosures of Cash Flow Information

     Cash Paid During the Year For:
       Interest ........................................................    $139,000     $    185,000      $    335,000
         Income taxes ..................................................     120,000           45,000            19,000

 The accompanying notes are an integral part of these consolidated statements.

                               Part II - PAge 18

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Years Ended
                        December 31, 2001, 2000 and 1999

                                                                             Capital
                                              Preferred       Common        in Excess    Accumulated     Treasury
                                                Stock         Stock          of Par        Deficit         Stock          Total
                                             ----------    -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1998 ............      $    6,000    $   363,000    $ 8,505,000    $(3,277,000)   $   (61,000)   $ 5,536,000

   Net Loss ...........................                                                     (477,000)                     (477,000)
   Class B Preferred Stock Accretion...                                       165,000       (165,000)
   Stock Options Exercised ............                         32,000        292,000                                      324,000
   Employee Stock Purchase Plan .......                          2,000         25,000                                       27,000
   Treasury Stock Issued ..............                                        (1,000)                        2,000          1,000
                                             ----------    -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1999 ............           6,000        397,000      8,986,000     (3,919,000)       (59,000)     5,411,000

   Net Loss ...........................                                                     (352,000)                     (352,000)
   Class B Preferred Stock Accretion...                                       191,000       (191,000)
   Stock Options Exercised ............                          1,000          1,000                                        2,000
   Employee Stock Purchase Plan .......                          2,000         27,000                                       29,000
   Treasury Stock Issued ..............                                        (1,000)                        1,000
   Treasury Stock Purchased ...........                                                                    (113,000)      (113,000)
                                             ----------    -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 2000 ............           6,000        400,000      9,204,000     (4,462,000)      (171,000)     4,977,000

   Net Income .........................                                                    1,633,000                     1,633,000
   Class B Preferred Stock Accretion...                                       226,000       (226,000)
   Class B Preferred Stock Dividends...                                      (180,000)                                    (180,000)
   Preferred Stock Converted to
       Common Stock ...................          (1,000)         2,000         (1,000)
   Stock Options Exercised ............                         22,000        436,000                                      458,000
   Employee Stock Purchase Plan .......                          1,000         21,000                                       22,000
   Treasury Stock Purchased ...........                                                                    (724,000)      (724,000)
                                             ----------    -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 2001 ............      $    5,000    $   425,000    $ 9,706,000    $(3,055,000)   $  (895,000)   $ 6,186,000
                                             ==========    ===========    ===========    ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

             (The remainder of this page left intentionally blank.)

                               Part II - Page 19

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999

1.  Business and Summary of Significant Accounting Policies:

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

Recognition of Revenue

          The Company establishes an account receivable and a corresponding deferred revenue liability for each student upon commencement of a program of study. The deferred revenue liability, consisting of tuition and non-refundable registration fees, is recognized into income ratably over the length of the program. If a student withdraws from a program, the unearned portion of the tuition for which the student has paid is refunded on a pro-rata basis. Textbook and uniform sales are recognized when they occur.

          Most students enrolled at the Company's Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2001, management estimates that 83 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 17 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

          In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 and recorded a one-time charge of $86,000 or $.02 a share net of tax for the cumulative effect of this change in accounting principle during the first quarter of 2000. Under SAB 101, non-refundable registration fees are recognized ratably over the life of the course rather than in the month the student starts the program as discussed above.

Reverse Stock Split

          The Company effected a one-for-two Reverse Stock Split on November 21, 2001. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. The par value of the Company's Common Stock remained $.10 per share.

Cash and Cash Equivalents

          Cash and cash equivalents are made up of cash and those items with maturity at the date of purchase of three months or less. Generally cash equivalents are represented by money market funds, certificates of deposit and treasury bills that are carried at cost, which approximates fair value. Income on cash equivalents is included is included in other non-operating income in the statement of operations.

                               Part II - Page 20

Short Term Investments

          Short-term investments are those items with maturity of three months to one year. Short-term investments are carried at cost, which approximates fair value. At December 31, 2001 short-term investments consisted of certificates of deposit with a six-month maturity. Income related to short term investments is included in other non-operating income in the statement of operations.

Accounts Receivable and Notes Receivable

          Accounts receivable are amounts due from students that are primarily expected to be paid through the use of federal and state sources of funds. The Company has realized a higher level of uncollectible accounts receivable from students as a result of the Higher Education Act of 1965 ("HEA") refund provision which became effective in October 2000. Under the HEA requirements students are obligated to the Company for education costs that the student can no longer pay with Title IV funds. The Company's non-Title IV accounts and notes receivable due from students increased $3,445,000 in 2001.

          The Company charges earnings for the amount of estimated uncollectible accounts based upon collection trends, aging of accounts and other current factors. However, unpaid balances are usually written-off 180 days after the student withdraws or graduates from the Campus and/or ceases to make payments. Internal collection efforts, as well as outside professional services, are used to pursue collection of delinquent accounts.

          Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates. It is not practicable to determine the fair value of notes receivables without incurring excessive costs. The Company has no quoted market prices or dealer quotes to compare similar loans made to borrowers with similar credit ratings. In addition, the Company cannot readily establish a pattern of future cash flows to estimate fair value. However, management believes that the carrying amounts (net of allowance for uncollectible accounts) recorded at December 31, 2001, are not impaired and are not materially different from their corresponding fair values.

Fixed Assets

          Fixed assets are recorded at cost. Furniture and equipment is depreciated over the estimated useful lives of the assets (3 to 10 years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful life or terms of the related leases.

          Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. The costs and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is recognized in the year of disposal. Depreciation expense was $939,000 in 2001, $1,091,000 in 2000 and $1,050,000 in 1999.

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

Intangible Assets

          All acquisitions have been accounted for by the purchase method, under which a portion of the purchase price is assigned to net tangible assets acquired to the extent of their estimated fair values. The excess of the purchase price over the fair value of net tangible assets acquired is amortized over 5 to 20 years. The total amount of amortization expense was $60,000 in 2001, $59,000 in 2000 and $60,000 in 1999. Effective January 1, 2002, the
Company will implement SFAS No. 142. As a result, $60,000 in goodwill amortization expense will be eliminated in 2002.

Asset Impairments

          Whenever certain events occur or there are changes in circumstances, the Company reviews long-lived assets, including intangibles, for impairment by comparing the carrying value to future undiscounted cash flows. To the extent that there is impairment, analysis is performed based on several criteria, including but not limited to, revenue trends, discounted operating cash

                               Part II - Page 21
flows and other operating factors to determine the impairment amount. In addition, a determination is made by management to ascertain whether goodwill has been impaired. Analysis is performed on an operating business unit basis using the fair value method. If the review indicates that goodwill is not recoverable, the Company would recognize an impairment loss. The Company has not recorded any provision for possible impairment of long-lived assets.

Advertising Costs

          The Company expenses advertising costs as they occur. Advertising expense, which is included in selling and promotional expenses, was $4,673,000 in 2001, $3,645,000 in 2000 and $3,232,000 in 1999.

Reclassification

          Certain reclassifications were made to 2000 and 1999 to conform to 2001 presentation.

Fair Value of Financial Instruments

          The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and deferred revenue approximate fair value because of immediate or short-term maturity of these financial instruments. Short term investments are recorded at their cost. As it was not practicable to estimate the fair value of the subordinated debentures with nondetachable warrants without incurring excessive costs, these are carried at their original value of $3,500,000 in the consolidated balance sheet. The warrants expire in 2003.

2.   Intangible Assets:

     Intangible assets consist of the following at December 31:        2001          2000          1999
                                                                       ----          ----          ----
          Goodwill ...........................................       $913,000      $913,000      $913,000
          Less accumulated amortization ......................        657,000       597,000       538,000
                                                                     --------      --------      --------
                  Net intangibles ............................       $256,000      $316,000      $375,000
                                                                     ========      ========      ========

3.  Receivables:

    Changes in the allowance for uncollectible accounts were as follows for the year ended December 31:

                                                                          2001                2000             1999
                                                                          ----                ----             ----
          Balance-beginning of year ..........................        $   663,000         $ 1,234,000      $ 1,696,000
          Provision for uncollectible accounts ...............          2,320,000             567,000          747,000
          Charge-offs, net of recoveries .....................         (1,344,000)         (1,138,000)      (1,209,000)
                                                                      -----------         -----------      -----------
               Balance - end of year .........................        $ 1,639,000         $   663,000      $ 1,234,000
                                                                      ===========         ===========      ===========

     Changes in the allowance for uncollectible notes were as follows for the year ended December 31:

                                                                           2001              2000             1999
                                                                           ----              ----             ----
          Balance - beginning of year ........................          $  30,000          $ 186,000       $ 183,000
          Provision for uncollectible notes ..................             39,000             26,000          65,000
          Charge-offs, net of recoveries .....................            (41,000)          (182,000)         62,000)
                                                                        ---------          ---------       ---------
          Balance - end of year ..............................          $  28,000          $  30,000       $ 186,000
                                                                        =========          =========       =========

4.   Fixed Assets and Leases:

     Fixed assets consist of the following at December 31:                 2001                2000                1999
                                                                           ----                ----                ----
          Furniture and equipment ............................         $ 7,083,000         $ 6,704,000         $ 6,094,000
          Leasehold improvements .............................           3,055,000           2,866,000           2,682,000
                                                                       -----------         -----------         -----------

                        Gross fixed assets ...................          10,138,000           9,570,000           8,776,000

          Less accumulated depreciation
              and amortization ...............................           7,513,000           6,834,000           5,743,000
                                                                       -----------         -----------         -----------
                        Net fixed assets .....................         $ 2,625,000         $ 2,736,000         $ 3,033,000
                                                                       ===========         ===========         ===========

                               Part II - Page 22

          The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for these leases was $3,357,000 in 2001, $3,054,000 in 2000 and $2,876,000 in 1999. Aggregate
minimum future rentals payable under the operating leases at December 31, 2001, were:

              2002 ....................................    $ 3,315,000
              2003 ....................................      3,056,000
              2004 ....................................      2,439,000
              2005 ....................................      2,152,000
              2006 and thereafter .....................     13,099,000

5.   Accrued Liabilities:

Accrued Liabilities consist of the following at December 31:

                                                                        2001             2000
                                                                        ----             ----
     Vacation ..................................................      $742,000        $ 646,000
     Other liabilities .........................................       110,000          225,000
     Other taxes ...............................................         8,000            8,000
     Health insurance claims ...................................       126,000           91,000
                                                                      --------         --------
          Total accrued liabilities ............................      $986,000         $970,000
                                                                      ========         ========

6.   Long-Term Debt, Refinancing, and Credit Facility:

     Long-term debt consists of the following at December 31:                         2001         2000
                                                                                      ----         ----
        Subordinated debenture due to related party, five percent,
          due February 2003 ....................................................   $3,500,000   $3,500,000
                                                                                   ==========   ==========

Cahill, Warnock Transactions

          On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and
(ii) 5% Debentures due 2003 ("Debentures") for $3.5 million. David L. Warnock is a principal of Cahill, Warnock, and a Director of the Company. Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The Debentures have nondetachable warrants for 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock, through February 2003, the maturity date of the Debenture. No warrants have been exercised.

          The Voting Preferred Stock has an increasing dividend rate, therefore the Voting Preferred Stock's carrying value has been discounted. This discount is being accreted over the period from issuance until 2003 to yield a constant dividend rate of 15%. The accretion is recorded as a charge against retained earnings and as a credit to the carrying amount of the Voting Preferred Stock. The accretion was $226,000, $191,000 and $165,000 for 2001, 2000 and 1999,
respectively. Each share of Voting Preferred Stock is convertible into 10 shares of common stock at the election of the holder for no additional consideration. Each share of Voting Preferred Stock is entitled to ten votes on all matters brought to a vote by the shareholders. There is no mandatory redemption date. On September 30, 2001, Mr. James Seward converted his 1,838 shares of Voting Preferred Stock into 18,380 shares of Common Stock. The Voting Preferred Stock has dividends payable at 12% per annum until December 31, 2002 and increase to 15% on January 1, 2003.

                               Part II - Page 23

Credit Facility

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

          On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's Garden Grove, California location. The letter of credit will expire October 2, 2002. Each year as the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000, $471,000 and $354,000 at December 31, 1999, 2000, and 2001, respectively. The letter can only be drawn upon if there is default under the lease agreement. There has been no default at any time under the lease agreement.

7.   Interest and other Non-Operating Income

Non-operating income consists of the following for the years ended December 31:

                                                                                2001           2000           1999
                                                                                ----           ----           ----
          Interest .................................................          $270,000        $181,000       $ 70,000
          Non-compete agreement ....................................            15,000
          Cancellation of non-compete agreement ....................           157,000
                                                                              --------        --------       --------
               Total ...............................................          $442,000        $181,000       $ 70,000
                                                                              ========        ========       ========

             (The remainder of this page left blank intentionally.)

                               Part II - Page 24

7
8. Income Taxes:

     The income tax expense (benefit), excluding the cumulative effect of a change in accounting method, for the years ended December 31, consist of the following:

                                                                                   2001             2000
                                                                                   ----             ----
     Current tax expense (benefit)
               Federal .....................................................   $   752,000      $   (17,000)
               State .......................................................       173,000            5,000
                                                                               -----------      -----------
                                                                                   925,000          (12,000)
     Deferred tax expense (benefit)
               Federal .....................................................       130,000         (143,000)
               State .......................................................        59,000          (64,000)
                                                                               -----------      -----------
                                                                                   189,000         (207,000)
                                                                               -----------      -----------
     Less benefit of cumulative effect of an accounting change .............                        (55,000)
                                                                               -----------      -----------
     Tax provision (benefit) ...............................................   $ 1,114,000      $  (164,000)
                                                                               ===========      ===========

     The Company's effective income tax expense (benefit) rate, excluding the cumulative effect of a change in accounting method, differs from the federal statutory rate of 34% for the years ended December 31, as follows:

                                                                                   2001             2000
                                                                                   ----             ----
     Expense (benefit) at federal statutory rate ...........................   $   934,000      $  (146,000)
     State expense (benefit), net ..........................................       113,000          (39,000)
     Goodwill amortization .................................................        20,000           20,000
     Other, net ............................................................        47,000           (1,000)
                                                                               -----------      -----------
                                                                               $ 1,114,000      $  (164,000)
                                                                               ===========      ===========

     Deferred tax assets and liabilities consisted of the following at December 31:

                                                                                   2001              2000
                                                                                   ----              ----
     Credit losses .........................................................   $   650,000      $    59,000
     Deferred student tuition ..............................................       117,000          109,000
     AMT credit carryforward ...............................................        90,000          257,000
     Depreciation and amortization .........................................        25,000           70,000
     NOL carryforwards .....................................................        49,000          356,000
     Other expenses currently deductible for financial reporting
        purposes but not for tax ...........................................       238,000          475,000
                                                                               -----------      -----------
              Net assets ...................................................     1,169,000        1,326,000
     Depreciation and amortization .........................................       (32,000)
                                                                               -----------      -----------

              Net ..........................................................   $ 1,137,000      $ 1,326,000
                                                                               ===========      ===========

         At December 31, 2001, deferred tax assets included $962,000 current assets and $175,000 non-current assets.

         The Company has incurred net losses of $352,000 and $477,000 in 2000 and 1999, respectively. The Company has recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of $1,137,000 as of December 31, 2001 and estimates that it must generate at least $2,915,000 of future taxable income to realize those deferred tax assets. The Company provided no valuation allowance against deferred tax assets recorded as of December 31, 2001, as management believes that it is more likely than not that all deferred assets will be fully realizable in future tax periods.

         At December 31, 2001, the Company had no federal net operating loss ("NOL") carryforwards available to offset taxable income.

                               Part II - Page 25

         The Company has NOL carryforwards for state purposes. The deferred tax asset related to the state NOL is expected to be fully utilized. At December 31, 2001, the Company had approximately $90,000 of alternative minimum tax credit carryforwards available to reduce future federal income tax liabilities. Under current Federal income tax law, the alternative minimum tax credit can be carried forward indefinitely.

9.  Stockholders' Equity:

Reverse Stock Split

         The Company effected a one for two reverse stock split (the "Reverse Stock Split") effective November 21, 2001. The Company had 7,949,607 shares of Common Stock issued and outstanding when the Reverse Stock Split occurred. On the effective date there were 3,974,821 shares of Common Stock issued and outstanding. The par value of the Common Stock remained $.10 per share. The Common Stock issued pursuant to the Reverse Stock Split (including any fractional shares) were fully paid and non-assessable. The number of stockholders as of the effective date remained unchanged and unaffected by the reverse stock split. All share and per share amounts have been retroactivately adjusted to reflect the Reverse Stock Split for all periods presented.

Treasury Stock

         In August, 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of Concorde's common stock in the open market, subject to normal trading restrictions. The Company purchased 196,485 shares at a cost of $724,000 in 2001 and 59,750 shares at a cost of $113,000 during 2000. The
Company currently uses treasury stock for general corporate purposes.

Stock Purchase Plan

         During 1998 the Company's shareholders approved an employee stock purchase plan (the "Purchase Plan"). The Purchase Plan allows employees of the Company to purchase shares of the Company's common stock at periodic intervals, generally quarterly, through payroll deductions. The maximum number of shares that can be purchased under the Plan are 125,000. The purchase price per share is the lower of 95% of the closing price on the offering commencement date or termination date. The Purchase Plan expires in 2003 and permits a maximum of 25,000 shares to be issued each year. In 1998, no shares were issued. In 1999, 24,824 shares of stock were issued at prices between $.96 and $1.20. In 2000, 24,009 shares of stock were issued at prices between $1.00 and $1.56. In 2001, 15,348 shares of stock were issued at prices between $1.58 and $2.15.

Stock Option Plans

         The Company has incentive stock option plans (the "2000 Option Plan" and the "1998 Option Plan") which authorized the Company to issue 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for both plans are granted at fair market value on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of December 31, 2001, 1,750 shares remain available to be granted with the 1998 and 2000 option plans. A new Long-term Executive Compensation Plan was approved by a majority of the Company's Common Shareholders on March 15, 2002. No options were granted under this plan as of December 31, 2001.

         Under the Company's 1994 Option Plan, options for 500,000 common shares were issued to an officer of the Company, all of which have been exercised. No additional shares can be issued under the 1994 Option Plan.

         During 1999, the Company awarded the three non-officer Directors the option to purchase 4,167 shares each pursuant to a non-qualified stock option agreement (NQSO). Under the agreement the three Director's were granted the right to immediately exercise 4,167 shares each at an exercise price of $1.12. The market value on the date of grant equaled the exercise price.

         During 2001, the Company awarded the three non-officers Directors the option to purchase 4,167 shares each pursuant to a non-qualified stock option agreement. Under the agreement the three Directors' were granted the right to immediately exercise 4,167 shares each at an exercise price of $4.50. The market value on the date of the grant equaled the exercise price.

                               Part II - Page 26

   The following table reflects activity in options for 2001, 2000, and 1999.

                                                                                                 Weighted-
                                                                                        Total     average
                          1988         1994                     1998        2000       Number     Exercise    Option Price
                         Plan (1)      Plan         NQSO        Plan        Plan      of Shares    Price        per share
                         --------      ----         ----        ----        ----      ---------    -----        ---------
Outstanding   12/31/98   87,425      500,000      115,000       88,250                  790,675   $ 1.12     $0.20 to $4.50
Exercised               (18,325)    (300,000)                                          (318,325)  $ 0.30     $0.20 to $1.10
Canceled                (10,250)                 (115,000)     (17,000)                (142,250)  $ 2.20     $0.20 to $3.62
Issued                                             12,501      164,000                  176,501   $ 1.04     $1.00 to $1.70

----------------------------------------------------------------------------------------------------------------------------
Outstanding   12/31/99   58,850      200,000       12,501      235,250                  506,601   $ 1.72     $0.20 to $4.50
Exercised                (7,500)                                                         (7,500)  $ 0.30     $0.20 to $1.18
Canceled                (10,250)                               (98,300)      (5,000)   (113,550)  $ 1.58     $0.20 to $4.24
Issued                                                          85,000      130,000     215,000   $ 1.14     $0.92 to $1.82

----------------------------------------------------------------------------------------------------------------------------
Outstanding   12/31/00   41,100      200,000       12,501      221,950      125,000     600,551   $ 1.56     $0.20 to $4.50
Exercised                (8,250)    (200,000)      (4,167)      (8,000)      (2,500)   (222,917)  $ 2.06     $0.20 to $3.62
Canceled                 (4,000)                                (6,700)                 (10,700)  $ 2.15     $0.20 to $3.62
Issued                                             12,501       33,000                   45,501   $ 3.85     $1.66 to $5.50

----------------------------------------------------------------------------------------------------------------------------
Outstanding   12/31/01   28,850           -0-      20,835      240,250      122,500     412,435   $ 1.52     $0.20 to $5.50

(1)  The 1988 Plan expired in 1998.

The following table reflects information for exercisable options at December 31:

                    Range of                Shares           Weighted Average
               Exercise Prices           Exercisable          Exercise Price
               ---------------           -----------          --------------
1999           $0.20 - $4.24               190,000               $1.82
2000           $0.20 - $4.50               193,170               $1.84
2001           $0.20 - $5.50               143,135               $1.58

The following table reflects option information as of December 31, 2001.

                               Shares               Average                 Weighted               Shares              Weighted
        Range of            Outstanding            Remaining                 Average            Exercisable             Average
     Exercise Prices        at 12/31/01         Contractual Life         Exercise Price         at 12/31/01         Exercise Price
     ----------------      -------------        ----------------         --------------         --------------      --------------
                                                     (Years)
     $0.20                     8,750                   1.5                     $0.20                  8,750             $0.20
     $0.56                     6,000                   3.1                     $0.56                  6,000             $0.56
     $0.92                    47,500                   8.4                     $0.92                  9,500             $0.92
     $1.00                   122,500                   7.1                     $1.00                 43,000             $1.00
     $1.02-$1.35             116,934                   6.8                     $1.09                 35,934             $1.10
     $1.66-$1.90              43,000                   8.4                     $1.80                  8,150             $1.80
     $2.06-$2.62              26,500                   7.7                     $2.17                  9,900             $2.12
     $3.62                     8,000                   6.5                     $3.62                  4,800             $3.62
     $4.18-$5.50              33,251                   8.8                     $4.93                 17,101             $4.49
                             -------                                                                -------
                             412,435                                                                143,135
                             =======                                                                =======

         The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation expense has been recognized for the 2000 Option Plan, 1998 Option Plan or 1988 Option Plan as the exercise price equals the stock price on the date of grant. Also, no compensation expense has been recognized for the employee stock purchase plan because the purchase plan qualifies as a non-compensatory plan. Had compensation expense been determined for stock options granted in 2001, 2000 and 1999 and the

                               Part II - Page 27
employee stock purchase plan based on the fair value at grant dates consistent with Statement of Financial Accounting Standards ("SFAS 123") "Accounting for Stock Based Compensation," the Company's pro forma net income and loss before cumulative effect of change in accounting principle and basic and diluted earnings per share for 2001, 2000 and 1999 would have been as presented below:

                                                    Pro forma EPS
                                               Years Ended December 31,
                                          ---------------------------------
                                          2001          2000           1999
                                          ----          ----           ----
Pro forma income (loss) before
   cumulative effect of change in
   accounting principle               $ 1,495,000   $  (468,000)  $   (570,000)
                                      ===========   ===========    ===========

Pro forma Basic Earnings (Loss)
   Per Share                          $       .32   $      (.08)   $      (.09)
                                      ===========   ===========    ===========

Pro forma Diluted Earnings (Loss)
   Per Share                          $       .27   $      (.08)   $      (.09)
                                      ===========   ===========    ===========

The pro forma amounts were estimated for common stock options using the Black-Scholes option-pricing model with the following assumptions:

                                                       2001      2000      1999
                                                       ----      ----      ----
     Weighted average expected life (years)               6         6         6

     Expected Volatility                                101%      102%      117%

     Annual Dividend per share                            0         0         0

     Risk free interest rate                           4.98%     5.04%     6.59%

     Weighted average fair value of options granted   $3.13     $0.94     $0.90


The pro forma amounts for the employee stock purchase plan were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                       2001      2000
                                                       ----      ----
     Weighted average expected life (years)             .25         1

     Expected Volatility                                 63%      117%

     Annual Dividend per share                            0         0

     Risk free interest rate                           2.39%     5.41%

     Weighted average fair value of options granted   $1.82     $1.10


10. Employee Benefit Plan

     The Company has a 401(k)-retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. In 2000, the Company started matching 50% of an employee's contributions up to 2% of an employee's salary that is contributed to this plan. The Company contributed $66,000 and $71,000 to the plan in 2001 and 2000, respectively.


             (The remainder of this page left blank intentionally.)

                               Part II - Page 28

11.  Earnings Per Share

          Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). A summary of the calculations of basic and diluted earnings per share is presented below:

                                                           Basic EPS                                     Diluted EPS
                                                    Year Ended December 31,                        Year Ended December 31,
                                              --------------------------------------       ---------------------------------------
                                                2001           2000          1999            2001           2000           1999
                                                ----           ----          ----            ----           ----           ----
Weighted Average Shares Outstanding ........   3,940,000     3,976,000     3,907,000        3,940,000     3,976,000      3,907,000
Options ....................................                                                  246,000
Debt/Non-detachable Warrants ...............                                                1,287,000
Convertible Preferred Stock ................
                                              ----------    ----------    ----------       ----------    ----------     ----------
Adjusted Weighted Average Shares ...........   3,940,000     3,976,000     3,907,000        5,473,000     3,976,000      3,907,000
                                              ==========    ==========    ==========       ==========    ==========     ==========

Income (Loss) Before Cumulative
   Effect of Change in Accounting
   Principle ...............................  $1,633,000    $ (266,000)   $ (477,000)      $1,633,000    $ (266,000)     $(477,000)
Cumulative Effect of Change in
   Accounting Principle, Net of Tax ........                   (86,000)                                     (86,000)
                                              ----------    ----------    ----------       ----------    ----------     ----------
Net Income (Loss) ..........................   1,633,000      (352,000)     (477,000)       1,633,000      (352,000)      (477,000)
Class B Preferred Stock Accretion ..........    (226,000)     (191,000)     (165,000)        (226,000)     (191,000)      (165,000)
Interest on Convertible debt, net of tax ...                                                  105,000
                                              ----------    ----------    ----------       ----------    ----------     ----------
Net Income (Loss) Available to
   Common Shareholders .....................  $1,407,000    $ (543,000)   $ (642,000)      $1,512,000    $ (543,000)    $ (642,000)
                                              ==========    ==========    ==========       ==========    ==========     ==========

Income (Loss) per Share Before
   Cumulative Effect of Change in ..........
   Accounting Principle ....................  $      .36    $     (.12)   $     (.16)      $      .28    $     (.12)    $     (.16)
Cumulative Effect of Change in
   Accounting Principle, Net of Tax ........                      (.02)                                        (.02)
                                              ----------    ----------    ----------       ----------    ----------     ----------

Net Income (Loss) per Share ................  $      .36    $     (.14)   $     (.16)      $      .28    $     (.14)    $     (.16)
                                              ==========    ==========    ==========       ==========    ==========     ==========

12.  Contingencies and Litigation:

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

          Subsequently, the ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds to SCI. The amount currently being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI notified ED's collection agency that SCI disputes these claims, provided certain information to the collection agency for ED and offered to settle all of ED"s claims for the amount of the funds then held by SCI in its only bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in prior years. In response to the 1999 correspondence, SCI again notified ED that it disputes these claims. Since that time, SCI has not received any further demands, notice or information from ED since 1999.

                               Part II - Page 29

          In light of applicable corporate law, which limits the liability of stockholders, and the manner in which SCI was operated by Concorde Career Institute, Inc. as a subsidiary of the Company, management believes that the Company is not liable for debts of SCI. Therefore, if it were determined that SCI is obligated to pay ED's claims it is the opinion of management such obligation of SCI would not have a material adverse impact on the Company's financial condition or its results of operations. In addition, in light of applicable statutory and regulatory provisions existing in 1991 and ED's interpretation of those provisions, it is the opinion of management that any debt SCI might be determined to owe to ED should have no impact on the existing participation of the Campuses in federal financial aid programs.

Legal Proceedings

          The Company is sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract, deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company's management, resolution of such pending litigation and disputed findings will not have a material effect on the Company's financial condition or its results of operation.

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

13.  Department of Education Matters

          The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 2001. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule that was modified as part of the new legislation extending the Higher Education Act of 1965, as amended. The Campus' 90/10 percentages ranged between 75.9% and 88.70% for the year ended December 31, 2001.

          ED issued a new financial responsibility regulation that became effective July 1, 1998. Institutions are required to meet this regulation to maintain eligibility to participate in Title IV programs. This regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

          The Company's composite score was 1.2, 1.5, 1.4, and 2.2 in 1998, 1999, 2000, and 2001, respectively. The Company has operated under the zone regulation in the past and is currently operating under the zone regulation. The Company will continue to operate under the zone regulations until it receives notification from ED that it agrees with the Company's 2001 composite score.

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

          The zone regulations require the Company to make disbursements to students under the cash monitoring method and to provide timely notification to ED regarding several oversight and financial events. Cash monitoring requires the Company to credit student accounts for Title IV disbursements before funds are requested from ED. The Company has not incurred any financial impact due to cash monitoring.

                               Part II - Page 30

14.  Quarterly Financial Information (unaudited):

2001                                                    March 31               June 30           September 30        December 31
----                                                    --------               -------           ------------        -----------
Operating Revenue ...........................       $    10,775,000        $   12,101,000        $ 12,889,000       $ 13,284,000
                                                    ===============        ==============        ============       ============
Income (loss) before income taxes ...........       $      (213,000)       $    1,002,000        $  1,128,000       $    830,000
                                                    ===============        ==============        ============       ============
Net income (loss)  ..........................       $      (136,000)       $      609,000        $    676,000       $    484,000
                                                    ===============        ==============        ============       ============
Basic earnings (loss) per share .............       $          (.05)       $          .14        $        .15       $        .11
                                                    ===============        ==============        ============       ============
Diluted earnings (loss) per share ...........       $          (.05)       $          .11        $        .11       $        .08
                                                    ===============        ==============        ============       ============

2000
----

Operating Revenue ...........................       $     9,411,000        $    9,378,000        $ 10,054,000       $  9,942,000
                                                    ===============        ==============        ============       ============
Income (loss) before income taxes ...........       $      (184,000)       $     (297,000)       $    290,000       $   (239,000)
                                                    ===============        ==============        ============       ============
Net income (loss)  ..........................       $      (198,000)       $     (180,000)       $    176,000       $   (150,000)
                                                    ===============        ==============        ============       ============
Basic earnings (loss) per share .............       $          (.06)       $         (.06)       $        .03       $       (.05)
                                                    ===============        ==============        ============       ============
Diluted earnings (loss) per share ...........       $          (.06)       $         (.06)       $        .03       $       (.05)
                                                    ===============        ==============        ============       ============
1999
----

Operating Revenue ...........................       $     8,143,000        $    8,400,000        $  9,601,000       $  9,155,000
                                                    ===============        ==============        ============       ============
Income (loss) before income taxes ...........       $      (594,000)       $     (300,000)       $    224,000       $    (43,000)
                                                    ===============        ==============        ============       ============
Net income (loss)  ..........................       $      (362,000)       $     (183,000)       $    136,000       $    (68,000)
                                                    ===============        ==============        ============       ============
Basic earnings (loss) per share .............       $          (.10)       $         (.06)       $        .02       $       (.03)
                                                    ===============        ==============        ============       ============
Diluted earnings (loss) per share ...........       $          (.10)       $         (.06)       $        .02       $       (.03)
                                                    ===============        ==============        ============       ============

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

                               Part II - Page 31

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

Description                                                                Page
-----------                                                                ----

1.   Financial Statements:

     Concorde Career Colleges, Inc. and Subsidiaries

         Report of Independent Accountants .............................  II-12
         Consolidated Balance Sheets ...................................  II-13
         Consolidated Statements of Operations .........................  II-15
         Consolidated Statements of Cash Flows .........................  II-16
         Consolidated Statements of Changes In Stockholders' Equity ....  II-17
         Notes to Consolidated Financial Statements ....................  II-18

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

      10(f)(ii) --  Concorde Career Colleges, Inc 2000 Incentive Stock Option
                    Plan, dated May 25, 2000 (Incorporated by reference to
                    Exhibit 10(f) of the Annual Report on Form 10-K for the year ended December 31, 2000).

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

                                Part IV - Page 2

     Exhibit Number                     Description
     --------------                     -----------

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

     10(p) -- Revolving Credit, Security and Guaranty Agreement dated March 13, 1997 by and among the Registrant and Security Bank of Kansas City attached herewith. (Incorporated by reference to Exhibit 10(p) of the Annual Report on Form 10-K for the year ended December 31, 1996.)

     10(q) -- Form 8-K filed, September 11, 2001, dismissing PricewaterhouseCoopers LLP as the Company's current independent public accounts and engaging BKD LLP as its independent public accountants, effective September 12, 2001. (Incorporated by reference to Exhibit 10(q) of the Annual Report on Form 10-K for the year ended December 31, 2001.)

     10(r) -- Definitive 14C information statement regarding a one-for-two Reverse Stock Split. (Incorporated by reference to Exhibit 10(r) of the Annual Report on Form 10-K for the year ended December 31, 2001.)

     10(s) -- Preliminary 14C information statement regarding the 2002 Long-Term Compensation Plan. (Incorporated by reference to
               Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 2001.)

     **18 -- Preferability Letter of Price Waterhouse LLP regarding the change in tuition income recognition (Incorporated by reference to Exhibit 18 to the Quarterly Report on Form 10-Q dated September 30, 1997).

     **21  --  Subsidiaries of Registrant.

       23  --  Consent of BKD, LLP (filed herewith).

       24  --  Consent of PricewaterhouseCoopers LLP (filed herewith).

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

                                                 CONCORDE CAREER COLLEGES, INC.


                                             By  /s/ JACK L. BROZMAN
                                                --------------------------------
                                                     Jack L. Brozman
                                                     Chairman of the Board
                                                     Date: March 26, 2002

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

               Signature                                                                           Date
               ---------                                                                           ----
By /s/ JACK L. BROZMAN                                                                        March 26, 2002
------------------------------------------------------------------------------------------------------------
       Jack L. Brozman
(Chairman of the Board, Chief Executive Officer, President, Treasurer and Director)

By /s/ PAUL R. GARDNER                                                                        March 26, 2002
------------------------------------------------------------------------------------------------------------
       Paul R. Gardner
(Vice President, Chief Financial Officer, and
    Principal Accounting Officer)

By /s/ JAMES R. SEWARD                                                                        March 26, 2002
  ----------------------------------------------------------------------------------------------------------
       James R. Seward
            (Director)

By /s/ THOMAS K. SIGHT                                                                        March 26, 2002
  ----------------------------------------------------------------------------------------------------------
       Thomas K. Sight
            (Director)

By /s/ DAVID L. WARNOCK                                                                       March 26, 2002
  ----------------------------------------------------------------------------------------------------------
       David L. Warnock
            (Director)

                                Part IV - Page 5