Form 10-Q
period 2002-03-31
CONCORDE CAREER COLLEGES INC
filed 2002-04-30
CIK 832483

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002                Commission File No.  0-16992
                      --------------                                     -------


                         CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


         Delaware                                          43-1440321
-----------------------------                    -------------------------------
(State of other jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                   Number)



5800 Foxridge, Suite 500
Mission, Kansas                                                          66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                               (Zip Code)

Registrant's telephone number, including area code:         (913)  831-9977
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


As of April 19, 2002 Concorde Career Colleges, Inc. had 3,989,053 shares of Common Stock outstanding.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.

                                    FORM 10-Q

                        THREE MONTHS ENDED MARCH 31, 2002


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.  Financial Statements

         Notes to Condensed Consolidated Financial Statements
                  Note 1, 2, 3 and 4 ...........................................       2

         Condensed Consolidated Balance Sheets .................................       4

         Condensed Consolidated Statements of Operations .......................       6

         Condensed Consolidated Statements of Cash Flows .......................       7

         Consolidated Statement of Changes in Stockholders' Equity .............       8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..........................................       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............      12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................      13

Item 2.  Change in Securities ..................................................      13

Item 3.  Defaults Upon Senior Securities .......................................      13

Item 4.  Submission of Matters to a Vote of Security Holders ...................      13

Item 5.  Other Information .....................................................      13

Item 6.  Exhibits and Reports on Form 8-K ......................................      13

Signatures .....................................................................      14

Exhibit 11 .....................................................................      15

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

Overview

         The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of Concorde Career Colleges, Inc. ("the Company's") operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default rates; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Notes to Financial Statements

Note 1:
-------

         The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K that was filed by the Company with the Commission on March 26, 2002 (the "2001 Form 10-K") incorporated herein by reference.

         The information included in these interim financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results of the periods presented. Annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has litigation pending which arose in the normal course of business. See further discussion in Part II, Item 1 - "Legal Proceedings".

Note 2:
-------

         Basic earnings per share is computed by deducting imputed preferred dividends from net income or loss. This amount is then divided by weighted average number of common shares outstanding.

         Diluted earnings per share is computed by deducting interest from convertible debt, net of tax and imputed preferred dividends from net income
(loss) if dilutive. This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options and for warrants and preferred stock assumed converted to common stock.

Note 3:
-------

         Interest and other non-operating income consists of interest income from certificates of deposit and money market accounts. Prior year information has been reclassified for comparative purposes.

Note 4:
-------

         The Company adopted Financial Accounting Standards Board (FASB) 142 Goodwill and Other Intangible Assets in the first quarter of 2002. Due to this adoption, goodwill expense of $15,000 was eliminated in 2002.


           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                                    March 31,             December 31,
                                                                                      2002                    2001
                                                                                  -------------           -------------
CURRENT ASSETS:
     Cash and cash equivalents ..........................................         $   7,683,000           $   7,556,000
     Short term investments .............................................             3,195,000               2,183,000
     Receivables
         Accounts receivable ............................................            20,665,000              16,639,000
         Notes receivable ...............................................             1,544,000               1,534,000
         Allowance for uncollectible accounts ...........................            (1,794,000)             (1,639,000)
                                                                                  -------------           -------------
              Net receivables ...........................................            20,415,000              16,534,000
     Deferred income taxes ..............................................               962,000                 962,000
     Supplies and prepaid expenses ......................................             1,241,000               1,119,000
                                                                                  -------------           -------------
Total current assets ....................................................            33,496,000              28,354,000

FIXED ASSETS, NET .......................................................             2,790,000               2,625,000

OTHER ASSETS:
     Long-term notes receivable .........................................               252,000                 306,000
     Allowance for uncollectible notes ..................................               (27,000)                (28,000)
     Deferred income taxes ..............................................               175,000                 175,000
     Goodwill ...........................................................               256,000                 256,000
     Deferred financing cost, net .......................................                 9,000                  12,000
                                                                                  -------------           -------------
         Total other assets .............................................               665,000                 721,000
                                                                                  -------------           -------------
                                                                                  $  36,951,000           $  31,700,000
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

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    March 31,              December 31,
                                                                                      2002                     2001
                                                                                  -------------           -------------
CURRENT LIABILITIES:
     Deferred revenue .....................................................       $  20,772,000           $  17,378,000

     Accrued salaries and wages ...........................................           1,312,000                 846,000

     Accrued interest .....................................................              15,000                  59,000

     Accounts payable .....................................................           2,517,000               1,884,000

     Accrued liabilities ..................................................           1,088,000                 986,000

     Current income taxes payable .........................................             730,000                 816,000

     Subordinated debt due to related party ...............................           3,500,000

     Dividends payable ....................................................              44,000                  45,000
                                                                                  -------------           -------------
              Total current liabilities ...................................          29,978,000              22,014,000

Subordinated debt due to related party                                                                        3,500,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, ($.10 par value, 600,000 shares authorized)
         Class B, 53,309 shares issued and outstanding ....................               5,000                   5,000

     Common stock, ($.10 par value, 19,400,000 shares authorized)
         4,258,614 and 4,254,255 shares issued and 3,986,854 and
         3,985,370 shares outstanding at March 31, 2002 and
         December 31,2001, respectively ...................................             425,000                 425,000

     Capital in excess of par .............................................           9,726,000               9,706,000

     Accumulated deficit ..................................................          (2,269,000)             (3,055,000)

     Less-treasury stock, 271,760 and 268,885 shares at cost at
         March 31, 2002 and December 31, 2001, respectively ...............            (914,000)               (895,000)
                                                                                  -------------           -------------
     Total stockholders' equity ...........................................           6,973,000               6,186,000
                                                                                  -------------           -------------
                                                                                  $  36,951,000           $  31,700,000
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

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------

                                                                                       2002                    2001
                                                                                       ----                    ----
Net Revenues ..............................................................       $  14,353,000           $  10,768,000

Costs and Expenses:

         Instruction costs and services ...................................           4,679,000               4,116,000
         Selling and promotional ..........................................           1,933,000               1,949,000
         General and administrative .......................................           5,530,000               4,454,000
         Provision for uncollectible accounts .............................             802,000                 469,000
                                                                                  -------------           -------------
         Total Expenses ...................................................          12,944,000              10,988,000
                                                                                  -------------           -------------
Operating Income (Loss) ...................................................           1,409,000                (220,000)

Interest and Other Non-Operating Income ...................................              55,000                  51,000

Interest Expense ..........................................................              44,000                  44,000
                                                                                  -------------           -------------
Income (Loss) Before Provision (Benefit) from Income Taxes ................           1,420,000                (213,000)

Provision (Benefit) From Income Taxes .....................................             582,000                 (77,000)
                                                                                  -------------           -------------
Net Income (Loss) .........................................................             838,000                (136,000)

Class B Preferred Stock Accretion .........................................              52,000                  64,000
                                                                                  -------------           -------------
Net Income (Loss) Available to Common Shareholders ........................       $     786,000           $    (200,000)
                                                                                  =============           =============
Weighted Average Shares Outstanding:
         Basic ............................................................           3,987,000               3,889,000
         Diluted ..........................................................           6,124,000               3,889,000

Net Income (Loss) Per Share:
         Basic ............................................................       $         .20           $        (.05)
         Diluted ..........................................................       $         .14           $        (.05)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                         2002                   2001
                                                                                         ----                   ----
Cash Flows --Operating Activities:

         Net Income (Loss) ..................................................     $     838,000           $    (136,000)
            Adjustments to reconcile net income (loss) to net cash
               provided by operating activities--
         Depreciation and amortization. .....................................           214,000                 266,000
         Provision for uncollectible accounts ...............................           802,000                 469,000
         (Increase) decrease in deferred income taxes .......................                                   (77,000)
         Change in assets and liabilities--
         (Increase) decrease in receivables, net ............................        (4,630,000)             (2,586,000)
         Increase (decrease) in deferred revenue ............................         3,394,000               2,391,000
         (Increase) decrease in income taxes payable/recoverable ............           (86,000)                  5,000
         Increase in accounts payable, accrued expenses and other ...........         1,038,000               1,130,000
                                                                                  -------------           -------------
            Total adjustments ...............................................           732,000               1,598,000
                                                                                  -------------           -------------
            Net operating activities ........................................         1,570,000               1,462,000
                                                                                  -------------           -------------
Cash Flows-Investing Activities:
Purchase of short term investments ..........................................        (1,012,000)
Capital expenditures ........................................................          (379,000)               (130,000)
                                                                                  -------------           -------------
            Net investing activities ........................................        (1,391,000)               (130,000)
                                                                                  -------------           -------------
Cash Flows-Financing Activities:
         Treasury stock purchased ...........................................           (19,000)                (97,000)
         Dividends paid .....................................................           (43,000)
         Stock purchase plan ................................................            10,000
                                                                                  -------------           -------------
            Net financing activities ........................................           (52,000)                (97,000)
                                                                                  -------------           -------------
Net Increase (Decrease) in Cash and
         Cash Equivalents ...................................................           127,000               1,235,000

Cash and Cash Equivalents at Beginning of Period ............................         7,556,000               4,512,000
                                                                                  -------------           -------------
Cash and Cash Equivalents at End of Period ..................................     $   7,683,000           $   5,747,000
                                                                                  =============           =============
Supplemental Disclosures of Cash Flow Information

Cash Paid During the Period For:
         Interest ...........................................................     $      88,000           $      44,000
         Income taxes .......................................................           669,000                   7,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (unaudited)

                                                                             Capital
                                                      Preferred   Common    in Excess   Accumulated    Treasury
                                                        Stock      Stock      of Par       Deficit        Stock        Total
                                                     --------    --------   ----------  -----------    ----------      -----
BALANCE, December 31, 2001 ....................      $  5,000    $425,000   $9,706,000  $(3,055,000)   $ (895,000)   $6,186,000

   Net Income .................................                                             838,000                     838,000

   Class B Preferred Stock Accretion ..........                                 52,000      (52,000)

   Class B Preferred Stock Dividends ..........                                (42,000)                                 (42,000)

   Employee Stock Purchase Plan ...............                                 10,000                                   10,000

   Treasury Stock Purchased ...................                                                           (19,000)      (19,000)
                                                     --------    --------   ----------  -----------    ----------    ----------
BALANCE, March 31, 2002 .......................       $ 5,000    $425,000   $9,726,000  $(2,269,000)   $ (914,000)   $6,973,000
                                                     ========    ========   ==========  ===========    ==========    ==========

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

                                                            Three Months
                                                           Ended March 31,
 `                                                         ---------------

                                                         2002           2001
                                                         ----           ----
     Revenue ..........................................  100.0%         100.0%

     Operating expenses:
         Instruction costs and services ...............   32.6           38.2
         Selling and Promotional ......................   13.5           18.1
         General and administrative ...................   38.5           41.3
         Provision for uncollectible accounts .........    5.6            4.4
                                                         -----          -----
         Total operating expenses .....................   90.2          102.0
     Operating income (loss) ..........................    9.8           (2.0)
     Interest and other non-operating income ..........    0.4            0.4
     Interest expense .................................    0.3            0.4
                                                         -----          -----
     Income (loss) before benefit from income taxes ...    9.9           (2.0)
     Provision (benefit) from income taxes ............    4.1           (0.7)
                                                         -----          -----

     Net income (loss) ................................    5.8%          (1.3)%
                                                         =====          =====

           (The remainder of this page was left intentionally blank.)

Results of Operations

General

         The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of March 31, 2002, the Company operated Campuses at 11 locations in six states (the "Campuses"). The Company's revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 83% of cash receipts from such funds for the year ended December 31, 2001.

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

         Each of the Company's Campuses must be authorized by the state in which it operates, accredited by an accrediting commission that the U.S. Department of Education ("ED") recognizes, and certified by the ED to participate in Title IV Programs. Any substantial restrictions on the Campuses ability to participate in Title IV Programs would adversely affect our ability to enroll students and expand the number of programs.

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

         Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students during the first quarter of 2002 as enrollment increased significantly. The Company expects that non-Title IV accounts and notes receivable due from students will increase in the future as student enrollment increases and that the related provision for uncollectible accounts will also increase.

                  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2001

         Student enrollments increased 30.4% to 2,291 for the quarter ended March 31, 2002 compared to 1,757 in the first quarter of 2001. Higher enrollments were the result of an increased demand for the Company's courses compared to 2001. Student inquiries increased 27.3% for the quarter ended March 31, 2002 compared to 2001. Expansion of programs helped enrollment growth as Massage Therapy, Computer Service Technician, and Surgical Technologist were each added to one Campus during 2001 and Computer Service Technician was added to one Campus in the first quarter of 2002. These additional courses increased enrollments for the quarter by 114 students compared to 2001. Student population increased 24.8% to 4,985 at March 31, 2002 compared to 3,994 at March 31, 2001. Average student population in the first quarter of 2002 increased 23.5% to 4,877 compared to 3,949 for the quarter ended March 31, 2001.

         Net income of $838,000 was recorded for the quarter ended March 31, 2002 compared to a net loss of $136,000 in 2001. The increased profit was the result of increased revenue compared to 2001.

         Revenue increased 33.3% or $3,585,000 to $14,353,000 for the quarter ended March 31, 2002 compared to $10,768,000 for the same period in 2001. The revenue increased due to higher student enrollments, increased average student population and a minimal price increase compared to 2001.

         Instruction Costs and Services - increased 13.7% or $563,000 to $4,679,000 compared to $4,116,000 in 2001. The increase was primarily a result of increased textbook, uniform, and salary expense compared to 2001. Textbook and uniform expense increased $292,000 and $91,000, respectively due to enrollment growth. Salaries increased $97,000 due to higher wages and a slight increase in the number of staff.

         Selling and Promotional -decreased slightly to $1,933,000 compared to $1,949,000 in 2001. As demand for the Company's courses increased, the Company spent less advertising while generating more student inquiries compared to 2001.

         General and Administrative - increased 24.2% or $1,076,000 to $5,530,000 compared to $4,454,000 in 2001. The majority of the increase was primarily a result of a $813,000 payroll increase compared to 2001. Additional employees due to enrollment increases, higher wages and incentive compensation were factors in the increase. The Company also experienced increases in several other categories as enrollments increased by 30.4%.

         Provision for Uncollectible Accounts - increased $333,000 to $802,000 compared to $469,000 in 2001. This increase is attributable to the $3,585,000 increase in revenue in the first quarter of 2002 compared to the first quarter in 2001 and an increase in accounts and notes receivable of $4,933,000 at March 31, 2002 compared to March 31, 2001. The Company anticipates the 2002 provision will be higher than the previous year due to increased accounts receivable as enrollments increase.

         Interest and Other Non-Operating Income - increased to $55,000 for the quarter ended March 31, 2002 compared to $51,000 for the quarter ended March 31, 2001.

         Interest Expense - was $44,000 in the first quarter of both 2002 and 2001.

         Provision for Income Taxes - a tax provision of $582,000 or 41.0% of pretax income was recorded for the quarter ended March 31, 2002 compared to a tax benefit of $77,000 or 36% for the quarter ended March 31, 2001.

         EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 3,987,000 in 2002 from 3,889,000 in 2001. The common share increase is the result of the employee stock purchase plan and stock options exercised offset by stock repurchases. Basic income per share was $.20 in 2002 compared with basic loss per share of ($.05) in 2001. Basic income and loss per share is shown after a reduction for preferred stock dividend accretion of $52,000 and $64,000 in 2002 and 2001, respectively. Diluted weighted average common shares outstanding increased to 6,124,000 in 2002 from 3,889,000 in 2001. The share increase is primarily due to the antidilutive effect of common stock equivalents in 2001. Diluted income per share was $.14 for the quarter ended March 31, 2002 compared with diluted loss per share of ($.05) in 2001. Diluted income and loss per share is shown after a reduction for preferred stock dividend accretion of $64,000 in 2001 and interest on convertible debt, net of tax of $27,000 in 2002.

Liquidity and Capital Resources

Bank Financing

         The Company negotiated a $3,000,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. The amount available under the facility is offset by the letter of credit discussed below. As a result $2,646,000 is currently available under the facility. This facility is due to expire on April 30, 2003. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate equal to the prime rate and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

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

Cash Flows and Other

         Net cash flows provided by operating activities were $1,570,000 in the quarter ended March 31, 2002 compared to $1,462,000 in 2001. Cash flows from operating activities increased due to an increase in net income of $974,000, offset by an increase in accounts receivable, net of deferred revenue and the provision for uncollectible accounts, of $1,041,000.

         Cash used in investing activities was $1,391,000 for the quarter ended March 31, 2002 compared to $130,000 in 2001. Cash was used in both years to purchase short-term investments and fixed assets, principally computer equipment.

         Cash used in financing activities was $52,000 for the quarter ended March 31, 2002 compared to $97,000 in 2001. The decrease in cash used in financing activities is a result of purchasing less treasury stock in 2002 offset by increased preferred dividends paid.

         The Company's Board of Directors approved a 500,000 shares repurchase program in August 2000. As of March 31, 2002 the Company has purchased a total of 259,235 shares at an average price of $3.30 pursuant to the buy back plan. The Company's last purchase was 3,000 shares at $6.35 per share in the first quarter of 2002. The share repurchase plan remains in effect.

         The 5% Debentures issued to Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, an affiliated Baltimore-based venture capital fund, mature February 2003. The Debentures have nondetachable warrants for 1,286,765 shares of common stock, excercisable at $2.72 per share of common stock, through February 2003. The $3.5 million in Debentures have been reclassified to short term liabilities reflecting the maturity date of less than one year.

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

Item 2.    Change in Securities -- None
           ----------------------------

Item 3.    Defaults upon Senior Securities - None
           --------------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders - 14c
           ----------------------------------------------------------

           On March 15, 2002, the board of directors of the Company unanimously declared the advisability of, and recommended that the stockholders adopt the 2002 Long-Term Compensation Plan of the Company (the "Plan"). On March 15, 2002, the holders of a majority of the voting rights represented by the Company's outstanding shares of stock entitled to vote thereon executed a written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware (the "DGCL") approving and adopting the Plan.

Item 5.    Other Information
           -----------------

           The Company anticipates revenue for the full year ending December 31, 2002 will increase approximately 15% from 2001. In addition the Company believes that diluted earnings per share will be approximately $.43 compared to $.28 in 2001. During the second quarter of 2001 we recorded non-recurring non-operating income of $157,000, $95,000 net of tax, to recognize the remaining balance of the Person/Wolinsky non-compete agreement. Our diluted earnings per share would have been $.26 for 2001 without this income.

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

                                CONCORDE CAREER COLLEGES, INC.



                                DATED: April 30, 2002

                                By:   /s/    Jack L. Brozman
                                    --------------------------------------------
                                     Jack L. Brozman, Chief Executive Officer

                                By:   /s/    Paul R. Gardner
                                    --------------------------------------------
                                     Paul R. Gardner, Chief Financial Officer

           (The remainder of this page was left intentionally blank.)