Form 10-Q
period 2002-06-30
CONCORDE CAREER COLLEGES INC
filed 2002-07-25
CIK 832483

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002           Commission File No.      0-16992
                      -------------                                    -------


                         CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


           Delaware                                       43-1440321
--------------------------------              ----------------------------------
(State of other jurisdiction of                (I. R. S. Employer Identification
Incorporation or Organization)                  Number)


5800 Foxridge, Suite 500
Mission, Kansas                                            66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                 (Zip Code)

Registrant's telephone number, including area code:   (913) 831-9977
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


As of July 18, 2002 Concorde Career Colleges, Inc. had 3,996,801 shares of Common Stock outstanding.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.

                                    FORM 10-Q

                         SIX MONTHS ENDED June 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
Item 1.  Financial Statements

         Notes to Condensed Consolidated Financial Statements
                  Note 1, 2, and 3 .............................................   3

         Condensed Consolidated Balance Sheets .................................   4

         Condensed Consolidated Statements of Operations .......................   6

         Condensed Consolidated Statements of Cash Flows .......................   7

         Consolidated Statement of Changes in Stockholders' Equity .............   8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..........................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............  14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................  15

Item 2.  Change in Securities ..................................................  15

Item 3.  Defaults Upon Senior Securities .......................................  15

Item 4.  Submission of Matters to a Vote of Security Holders ...................  15

Item 5.  Other Information .....................................................  15

Item 6.  Exhibits and Reports on Form 8-K ......................................  15

Signatures .....................................................................  16

Exhibit 11 .....................................................................  17

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

       Diluted earnings per share is computed by adding interest on convertible debt, net of tax and deducting imputed preferred dividends from net income or loss during the period after giving effect for antidilution. This amount is then divided by the weighted average number of common shares outstanding during the period after giving effect for common stock equivalents (if dilutive) arising from stock options, warrants and preferred stock assumed converted to common stock.

Note 3:

       Other non-operating income consists of interest income from certificates of deposit, money market accounts and both the amortization and settlement of the Person/Wolinsky non-compete agreement. Prior year information has been reclassified for comparative purposes.

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                     ASSETS


                                                    June 30,      December 31,
                                                      2002           2001
                                                  ------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents ..................   $  7,569,000    $  7,556,000
   Short term investments .....................      3,506,000       2,183,000
   Receivables
     Accounts receivable ......................     19,453,000      16,639,000
     Notes receivable .........................      1,458,000       1,534,000
     Allowance for uncollectible accounts .....     (1,708,000)     (1,639,000)
                                                  ------------    ------------
         Net receivables ......................     19,203,000      16,534,000
     Deferred income taxes ....................        962,000         962,000
     Supplies and prepaid expenses ............      1,936,000       1,119,000
                                                  ------------    ------------
         Total current assets .................     33,176,000      28,354,000

FIXED ASSETS, NET .............................      2,869,000       2,625,000

OTHER ASSETS:
     Long-term notes receivable ...............        244,000         306,000
     Allowance for uncollectible notes ........        (69,000)        (28,000)
     Deffered income taxes ....................        175,000         175,000
     Goodwill .................................        256,000         256,000
     Deferred financing cost, net .............          7,000          12,000
                                                  ------------    ------------
         Total other assets ...................        613,000         721,000
                                                  ------------    ------------
                                                  $ 36,658,000    $ 31,700,000
                                                  ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       June 30,     December 31,
                                                                        2002            2001
                                                                    ------------    ------------
CURRENT Liabilities:
     Deferred revenues ..........................................   $ 19,795,000    $ 17,378,000
     Accrued salaries and wages .................................        964,000         846,000
     Accrued interest ...........................................         15,000          59,000
     Accrued payable ............................................      3,185,000       1,884,000
     Accrued liabilities ........................................      1,186,000         986,000
     Current income taxes payable ...............................         10,000         816,000
     Subordinated debt due to related party .....................      3,500,000
     Dividends payable ..........................................         44,000          45,000
                                                                    ------------    ------------
         Total current liabilities ..............................     28,699,000      22,014,000

SUBORDINATED DEBT DUE TO RELATED PARTY ..........................                      3,500,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, ($.10 par value, 600,000 shares authorized)
         Class B, 53,309 shares issued and outstanding ..........          5,000           5,000

     Common stock, ($.10 par value, 19,400,000 shares
         authorized) 4,265,380 shares and 4,254,255 shares
         issued and 3,993,870 and 3,985,370 shares
         outstanding at June 30, 2002 and
         December 31, 2001, respectively ........................        427,000         425,000

     Capital in excess of par ...................................      9,768,000       9,706,000
     Accumulated deficit ........................................     (1,327,000)     (3,055,000)
     Less treasury stock, 271,510 and 268,885 shares at
         cost at June 30, 2002 and December 31, 2001,
         respectively ...........................................       (914,000)       (895,000)
                                                                    ------------    ------------
         Total stockholders' equity .............................      7,959,000       6,186,000
                                                                    ------------    ------------
                                                                    $ 36,658,000    $ 31,700,000
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

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Six Months                   Three Months
                                                   Ended June 30,               Ended June 30,
                                                   --------------               --------------
                                                  2002         2001           2002         2001
                                                  ----         ----           ----         ----
Net Revenue ...............................   $29,278,000   $22,869,000   $14,925,000   $12,101,000
Costs and Expenses:
     Instruction costs and services .......     9,189,000     8,345,000     4,510,000     4,229,000
     Selling and promotional ..............     4,088,000     3,801,000     2,155,000     1,852,000
     General and administrative ...........    11,425,000     9,209,000     5,895,000     4,755,000
     Provision for uncollectible
       accounts ...........................     1,662,000       945,000       860,000       476,000
                                              -----------   -----------   -----------   -----------
         Total Expenses ...................    26,364,000    22,300,000    13,420,000    11,312,000
                                              -----------   -----------   -----------   -----------
Operating Income ..........................     2,914,000       569,000     1,505,000       789,000
Other Non-Operating Income ................       105,000       308,000        50,000       257,000
Interest Expense ..........................        88,000        88,000        44,000        44,000
                                              -----------   -----------   -----------   -----------
Income Before Provision For Income Taxes ..     2,931,000       789,000     1,511,000     1,002,000
Provision For Income Taxes ................     1,097,000       316,000       515,000       393,000
                                              -----------   -----------   -----------   -----------
Net Income ................................     1,834,000       473,000       996,000       609,000
Class B Preferred Stock Accretion .........       106,000       118,000        54,000        54,000
                                              -----------   -----------   -----------   -----------
Net Income Available to Common Shareholders   $ 1,728,000   $   355,000   $   942,000   $   555,000
                                              ===========   ===========   ===========   ===========
Weighted Average Shares Outstanding:
    Basic .................................     3,989,000     3,880,000     3,992,000     3,872,000
    Diluted ...............................     6,130,000     5,327,000     6,147,000     5,887,000
Net Income Per Share:
    Basic .................................   $      0.43   $      0.09   $      0.24   $      0.14
    Diluted ...............................   $      0.31   $      0.08   $      0.17   $      0.11


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                         2002             2001
                                                                                         ----             ----
Cash Flows Operating Activities:
     Net Income ...........................................................          $ 1,834,000      $   473,000
         Adjustments to reconcile net income to net cash provided by operating activities - -
     Depreciation and amortization ........................................              440,000          515,000
     Provision for uncollectible accounts .................................            1,662,000          944,000
     Decrease in Deferred income taxes ....................................                               316,000
     Change in assets and liabilities - -
     Increase in receivables, net .........................................           (4,228,000)      (3,239,000)
     Increase in deferred revenue .........................................            2,417,000        2,250,000
     Increase (Decrease) in income taxes recoverable/payable ..............             (806,000)           1,000
     Other changes in assets and liabilities, net .........................              762,000          290,000
                                                                                     -----------      -----------
         Total adjustments ................................................              247,000        1,077,000
                                                                                     -----------      -----------
         Net operating activities .........................................            2,081,000        1,550,000
                                                                                     -----------      -----------
Cash Flows Investing Activities:
     Purchase of short term investments ...................................           (1,323,000)      (1,519,000)
     Capital expenditures .................................................             (684,000)        (232,000)
                                                                                     -----------      -----------
         Net investing activities .........................................           (2,007,000)      (1,751,000)
                                                                                     -----------      -----------
Cash Flows Financing Activities:
     Dividends paid .......................................................              (87,000)         (46,000)
     Treasury stock purchased .............................................              (19,000)        (139,000)
     Stock options exercised ..............................................               20,000
     Stock purchase plan ..................................................               25,000            6,000
                                                                                     -----------      -----------
         Net financing activities .........................................              (61,000)        (179,000)
                                                                                     -----------      -----------
Net Increase (Decrease) in Cash and Cash Equivalents ......................               13,000         (380,000)
Cash and Cash Equivalents at Beginning of Period ..........................            7,556,000        4,512,000
                                                                                     -----------      -----------
Cash and Cash Equivalents at End of Period ................................          $ 7,569,000      $ 4,132,000
                                                                                     ===========      ===========
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
     Interest .............................................................          $   132,000      $    89,000
     Income taxes .........................................................          $ 1,999,000      $    10,000

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (unaudited)

                                              Preferred                     Capital in   Accumulated     Treasury
                                                Stock       Common Stock   Excess of Par   Deficit         Stock          Total
                                             -----------    ------------   ------------- -----------   ------------    -----------
BALANCE, December 31, 2001 ...............   $     5,000    $   425,000    $ 9,706,000   $(3,055,000)   $  (895,000)   $ 6,186,000
   Net Income ............................                                                 1,834,000                     1,834,000
   Class B Preferred Stock Accretion, ....                                     106,000      (106,000)
   Class B Preferred Stock Dividends, ....                                     (87,000)                                    (87,000)
   Stock Options Exercised ...............                        1,000         19,000                                      20,000
   Employee Stock Purchase Plan ..........                        1,000         24,000                                      25,000
   Treasury Stock Purchased ..............                                                                  (19,000)       (19,000)
                                             -----------    -----------    -----------   -----------    -----------    -----------

BALANCE, June 30, 2002 ...................   $     5,000    $   427,000    $ 9,768,000   $(1,327,000)   $  (914,000)   $ 7,959,000
                                             ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table presents the relative percentage of revenues derived from the campuses and certain consolidated statement of operations items as a percentage of total revenue for the periods indicated.

                                                         Six Months                Three Months
                                                        Ended June 30,            Ended June 30,
                                                   ----------------------     ---------------------
                                                      2002          2001        2002         2001
                                                      ----          ----        ----         ----
Revenue .....................................        100.0%        100.0%      100.0%       100.0%
Operating  Expenses:
     Instruction costs and services .........         31.4          36.5        30.2         34.9
     Selling and promotional ................         14.0          16.6        14.4         15.3
     General and administrative .............         39.0          40.3        39.5         39.3
     Provision for uncollectible accounts ...          5.7           4.0         5.7          4.0
                                                     -----         -----       -----        -----
     Total operating expenses ...............         90.1          97.5        89.8         93.5
Operating income ............................          9.9           2.5        10.2          6.5
Other non-operating income ..................          0.4           1.4         0.3          2.1
Interest expense ............................          0.3           0.4         0.3          0.4
                                                     -----         -----       -----        -----
Income before provision for income taxes              10.0           3.5        10.2          8.2
Provision for income taxes ..................          3.7           1.4         3.5          3.2
                                                     -----         -----       -----        -----
Net income ..................................          6.3%          2.1%        6.7%         5.0%
                                                     =====         =====       =====        =====

           (The remainder of this page was left intentionally blank.)

Results of Operations

General

         The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of June 30, 2002, the Company operated Campuses at 11 locations in six states (the "Campuses"). The Company's revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 83% of cash receipts from such funds for the year ended December 31, 2001.

         The Company's revenue varies based on student enrollment and population. The number of students that attend our Campuses, the number of new enrollments during a fiscal period, student retention rates and general economic conditions affect student population. The introduction of new programs at certain campuses, improved advertising effectiveness and student retention have been significant factors of increased student population in the last two years.

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

         Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students during the first and second quarters of 2002 as enrollment increased significantly. The Company expects that non-Title IV accounts and notes receivable due from students will increase in the future as student enrollment increases and that the related provision for uncollectible accounts will also increase.

                   SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2001

         Student enrollments increased 23.8% to 4,225 for the six months ended June 30, 2002 compared to 3,412 for the six months ended June 30, 2001. Higher enrollments were the result of an increased demand for the Company's courses compared to 2001. Student inquiries increased 35.8% for the six months ended June 30, 2002 compared to 2001. Expansion of programs helped enrollment growth as Massage Therapy, Computer Service Technician, and Surgical Technologist were each added to one Campus during 2001, Computer Service Technician was added to one Campus in the first quarter of 2002, and Massage Therapy was added to one campus in the second quarter of 2002. These additional courses increased enrollments for the six months ended June 30, 2002 by 185 students compared to 2001. Student population increased 14.6% to 4,718 at June 30, 2002 compared to 4,117 at June 30, 2001. Average student population for the six months ended June 30, 2002 increased 20.0% to 4,864 compared to 4,055 for the same period in 2001.

         Net income of $1,834,000 was recorded for six months end June 30, 2002 compared to $473,000 for the same period in 2001. The increased profit was the result of increased revenue compared to 2001.

         Revenue increased 28.0% or $6,409,000 to $29,278,000 for the six months ended June 30, 2002 compared to $22,869,000 for the same period in 2001. The revenue increased due to higher student enrollments, increased average student population and a minimal price increase compared to 2001.

         Instruction Costs and Services - increased 10.1% or $844,000 to $9,189,000 compared to $8,345,000 in 2001. The increase was primarily a result of increased salary, textbook, and supply expenses compared to 2001. Salaries increased $503,000 due to higher wages required to remain competitive in the labor market and an increase in the number of staff due to enrollment growth. Textbook and supply expense increased $131,000 and $142,000, respectively due to enrollment growth.

         Selling and Promotional -increased to $4,088,000 compared to $3,801,000 in 2001. Salary expense increased $180,000 for the six months ended June 30, 2002 compared to 2001. Salaries increased due to higher wages and increased staff compared to 2001. Advertising increased $107,000 to generate additional student inquiries.

         General and Administrative - increased 24.1% or $2,216,000 to $11,425,000 compared to $9,209,000 in 2001. The majority of the increase was a result of a $1,206,000 payroll increase compared to 2001. Additional employees due to enrollment increases, higher wage rates and incentive compensation were factors in the increase. The Company also experienced increases in several other categories as enrollment increased 23.8%.

         Provision for Uncollectible Accounts - increased $717,000 to $1,662,000 compared to $945,000 in 2001. This increase is attributable to the $6,409,000 increase in revenue for the six months and a corresponding increase in accounts and notes receivable of $3,328,000. The Company anticipates the 2002 provision as a percentage of revenue will be higher than the previous year due to increased accounts receivable.

         Interest and Other Non-Operating Income - decreased to $105,000 for the six months ended June 30, 2002 compared to $308,000 for the same period in 2001. The decrease was the result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001. In addition interest earned on the Company's cash and temporary investments was reduced due to lower interest rates in 2002 compared to 2001.

         Interest Expense - was $88,000 for the six months ended June 30, 2002 and 2001.

         Provision for Income Taxes - a tax provision of $1,097,000 or 37.4% of pretax income was recorded for the six months ended June 30, 2002 compared to $316,000 or 40.1% for the six months ended June 30, 2001. The Company received a tax refund from the IRS for prior years taxes, which decreased the 2002 provision by $87,000.

         EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 3,989,000 in 2002 from 3,880,000 in 2001. The common share increase is the result of the employee stock purchase plan and stock options exercised offset by stock repurchases. Basic income per share was $.43 in 2002 compared with $.09 in 2001. Basic income per share is shown after a reduction for preferred stock dividend accretion of $106,000 and $118,000 in 2002 and 2001, respectively. Diluted weighted average common shares outstanding increased to 6,130,000 in 2002 from 5,327,000 in 2001. The share increase is primarily due to the antidilutive effect of common stock equivalents in 2001. Diluted income per share was $.31 for the six months ended June 30, 2002 compared with $.08 in 2001. Diluted income per share is shown after a reduction for preferred stock dividend accretion of $118,000 in 2001 and interest on convertible debt, net of tax of $54,000 and $53,000 in 2002 and 2001, respectively.

                  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2001

         Student enrollments increased 16.9% to 1,934 for the quarter ended June 30, 2002 compared to 1,655 in the second quarter of 2001. Higher enrollments were the result of an increased demand for the Company's courses compared to 2001. Student inquiries increased 44.6% for the quarter ended June 30, 2002 compared to 2001. Expansion of programs helped enrollment growth as Massage Therapy, Computer Service Technician, and Surgical Technologist were each added to one Campus during 2001, Computer Service Technician was added to one Campus in the first quarter of 2002, and Massage Therapy was added to one campus in the second quarter of 2002. These additional courses increased enrollments for the quarter by 70 students compared to 2001. Student population increased 14.6% to 4,718 at June 30, 2002 compared to 4,117 at June 30, 2001. Average student population for the second quarter increased 16.6% to 4,850 compared to 4,161 for the same period in 2001.

         Net income of $996,000 was recorded for the quarter ended June 30, 2002 compared to $609,000 for the same period in 2001. The increased profit was the result of increased revenue off set by lower increases in expenses.

         Revenue increased 23.3% or $2,824,000 to $14,925,000 for the quarter ended June 30, 2002 compared to $12,101,000 for the same period in 2001. The revenue increased due to higher student enrollments, increased average student population, and a minimal price increase compared to 2001.

         Instruction Costs and Services - increased 6.6% or $281,000 to $4,510,000 compared to $4,229,000 in 2001. The increase was a result of increased salary expense compared to 2001. Salaries increased $406,000 due to higher wages to remain competitive in the labor market and an increase in the number of staff due to enrollment growth. This increase was offset primarily by a $160,000 decrease in textbook expense. Textbook expense decreased as enrollments increased because the Company was able to purchase a large quantity of textbooks at a large discount. The reduction will not recur in subsequent periods.

         Selling and Promotional -increased to $2,155,000 compared to $1,852,000 in 2001. Salaries increased $171,000 due to higher wages and increased staff compared to 2001. Advertising increased $132,000 to generate additional student inquiries.

         General and Administrative - increased 24.0% or $1,140,000 to $5,895,000 compared to $4,755,000 in 2001. The majority of the increase was a result of a $393,000 payroll increase, $193,000 insurance expense increase and $178,000 health insurance increase. Payroll increased due to higher wage rates, additional employees, and incentive compensation compared to 2001. Insurance expense increased due to higher workers' compensation insurance rates based on an increase in the previous years claims that were filed. Health insurance increased as more employees participated in the Company's health plan and the related administration and claims expense increased. The Company also experienced increases in several other categories as enrollments increased 16.9%.

         Provision for Uncollectible Accounts - increased $384,000 to $860,000 compared to $476,000 in 2001. This increase is attributable to the $2,824,000 increase in revenue in the second quarter of 2002 and a corresponding increase in accounts and notes receivable of $3,328,000. The Company anticipates the 2002 provision will be higher than the previous year due to increased accounts receivable as enrollments increase.

         Interest and Other Non-Operating Income - decreased to $50,000 for the quarter ended June 30, 2002 compared to $257,000 for the quarter ended June 30, 2001. The decrease was the result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001. In addition interest earned on the Company's cash and temporary investments was reduced due to lower interest rates in 2002 compared to 2001.

         Interest Expense - was $44,000 for the quarters ended June 30, 2002 and 2001.

         Provision for Income Taxes - a tax provision of $515,000 or 34.1% of pretax income was recorded for the quarter ended June 30, 2002 compared to $393,000 or 39.2% for the quarter ended June 30, 2001. The Company received a tax refund from the IRS for prior year's taxes, which decreased the 2002 provision by $87,000.

         EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 3,992,000 in 2002 from 3,872,000 in 2001. The common share increase is the result of the employee stock purchase plan and stock options exercised offset by stock repurchases. Basic income per share was $.24 in 2002 compared with $.14 in 2001. Basic income per share is shown after a reduction for preferred stock dividend accretion of $54,000 in 2002 and 2001. Diluted weighted average common shares outstanding increased to 6,147,000 in 2002 from 5,888,000 in 2001. Diluted income per share was $.17 for the quarter ended June 30, 2002 compared with $.11 in 2001. Diluted income per share is shown after interest on convertible debt, net of tax of $27,000 and $26,000 in 2002 and 2001, respectively.

Recent Events

         The Company signed a definitive purchase agreement to acquire all assets of Extended Health Education ("EHE") of Arlington, Texas for $900,000. EHE provides Vocational Nursing and other health care-related courses. The Company anticipates closing the all cash transaction in August 2002. The Company currently plans to enlarge the facility and expand the number of programs offered at the school beginning sometime in 2003.

         The Company received approval to offer a practical nursing program at the Kansas City Campus. The Kansas City Campus expects to begin offering the nursing program in the fall of 2002.

         The Company's Common Stock began trading on the NASDAQ Small Cap Market on May 22, 2002 under the ticker symbol CCDC.

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

Cash Flows and Other

         Net cash flows provided by operating activities were $2,081,000 for the six months ended June 30, 2002 compared to $1,550,000 in 2001. Cash flows from operating activities increased due to an increase in net income of $1,361,000, offset by an increase in accounts receivable, net of deferred revenue and the provision for uncollectible accounts, of $822,000.

         Cash used in investing activities was $2,007,000 for the six months ended June 30, 2002 compared to $1,751,000 in 2001. Cash was used in both years to purchase short-term investments and fixed assets, principally computer equipment.

         Cash used in financing activities was $61,000 for the six months ended June 30, 2002 compared to $179,000 in 2001. The decrease in cash used in financing activities is a result of purchasing less treasury stock in 2002 offset by increased preferred dividends paid, stock options exercised and funds received from the employee stock purchase plan.

         The Company's Board of Directors approved a 500,000 shares repurchase program in August 2000. As of June 30, 2002 the Company has purchased a total of 259,235 shares at an average price of $3.30 pursuant to the buy back plan. The Company's last purchase was 3,000 shares at $6.35 per share in the first quarter of 2002. The shares repurchase plan remains in effect.

         The 5% Debentures issued to Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, an affiliated Baltimore-based venture capital fund, mature February 2003. The Debentures have nondetachable warrants for 1,286,765 shares of common stock, exercisable at $2.72 per share of common stock, through February 2003. The $3.5 million in Debentures have been reclassified to short term liabilities reflecting the maturity date of less than one year.

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

         Subsequently, the ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds to SCI. The amount currently being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI notified ED's collection agency that SCI disputes these claims, provided certain information to the collection agency for ED and offered to settle all of ED"s claims for the amount of the funds then held by SCI in its only bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in prior years. In response to the 1999 correspondence, SCI again notified ED that it disputes these claims. Since that time, SCI has not received any further demands, notice or information from ED.

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

         The Company had a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contended that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses, currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company. The Company and ED agreed to dismiss the suit. The suit was dismissed in June 2002.

         The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

Item 2.    Change in Securities -- None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders
           ----------------------------------------------------

           a) The Company held its 2002 Annual Meeting of Stockholders ("Annual Meeting") on May 22, 2002. On the Record Date, the Company had 4,265,380 shares of Common Stock and 53,309 shares of Voting Preferred Stock (having 533,090 votes) issued and outstanding and entitled to vote at the Annual Meeting.

           b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for Directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

                 Election of four Directors:         For           Withheld
                                                     ---           --------
                    1.  Jack L. Brozman           3,832,694              887
                    2.  James R. Seward           3,833,069              512
                    3.  Thomas K. Sight           3,833,069              512
                    4.  David L. Warnock          3,833,069              512

           c) Ratification of the appointment of the independent auditors for the Company for 2002 was voted as follows:

                                         For        Against    Withheld
                 BKD, LLP              3,820,918        1        12,662

Item 5.    Other Information

           . The Company has updated its estimate of results for 2002. The Company anticipates revenue for the full year ending December 31, 2002 will increase approximately 18% compared to 2001. In addition, the Company anticipates diluted earnings per share will be approximately $.50 to $.52 per share compared to $.28 in 2001.

Item 6.    Exhibits

11       Computation of per share earnings
         On June 3, 2002 the Company filed a Form 8-K disclosing information the Company presented on June 3, 2002 to institutional holders and investors.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONCORDE CAREER COLLEGES, INC.




                                     DATED: July 25, 2002


                                     By: /s/ Jack L. Brozman
                                        --------------------------------------
                                        Jack L. Brozman, Chief Executive Officer



                                     By: /s/ Paul R. Gardner
                                        ----------------------------------------
                                        Paul R. Gardner, Chief Financial Officer

           (The remainder of this page was left intentionally blank.)