Form 10-Q
period 2002-09-30
CONCORDE CAREER COLLEGES INC
filed 2002-10-23
CIK 832483

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2002            Commission File No.  0-16992
                      ------------------                                 -------


                         CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


          Delaware                                         43-1440321
-------------------------------                ---------------------------------
(State of other jurisdiction of                (I. R. S. Employer Identification
Incorporation or Organization)                 Number)


5800 Foxridge, Suite 500
Mission, Kansas                                             66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number, including area code:       (913) 831-9977
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


As of October 22, 2002 Concorde Career Colleges, Inc. had 4,029,489 shares of Common Stock outstanding.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.

                                    FORM 10-Q

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements

         Notes to Condensed Consolidated Financial Statements
                  Note 1, 2, and 3 .......................................   3

         Condensed Consolidated Balance Sheets ...........................   4

         Condensed Consolidated Statements of Operations .................   6

         Condensed Consolidated Statements of Cash Flows .................   7

         Consolidated Statement of Changes in Stockholders' Equity .......   8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......  14


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................  15

Item 2.  Change in Securities ............................................  15

Item 3.  Defaults Upon Senior Securities .................................  15

Item 4.  Submission of Matters to a Vote of Security Holders .............  15

Item 5.  Other Information ...............................................  15

Item 6.  Exhibits and Reports on Form 8-K ................................  15

Signatures ...............................................................  16

CEO Certification ........................................................  17

CFO Certification ........................................................  18

Exhibit 11 ...............................................................  19

Exhibit 12 ...............................................................  20

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                            September 30,                  December 31,
                                                                                 2002                          2001
                                                                      ---------------------------    --------------------------
CURRENT ASSETS:
   Cash and cash equivalents ......................................       $    10,511,000                   $    7,556,000
   Short term investments .........................................             2,510,000                        2,183,000
   Receivables
     Accounts receivable ..........................................            24,029,000                       16,639,000
     Notes receivable .............................................             1,537,000                        1,534,000
     Allowance for uncollectible accounts .........................            (1,949,000)                      (1,639,000)
                                                                          --------------                    --------------
         Net receivables ..........................................            23,617,000                       16,534,000
     Deferred income taxes ........................................               962,000                          962,000
     Supplies and prepaid expenses ................................             1,570,000                        1,119,000
                                                                          ---------------                   --------------
         Total current assets .....................................            39,170,000                       28,354,000

FIXED ASSETS, NET .................................................             2,999,000                        2,625,000

OTHER ASSETS:
     Long-term notes receivable ...................................               258,000                          306,000
     Allowance for uncollectible notes ............................               (20,000)                         (28,000)
     Deferred income taxes ........................................               175,000                          175,000
     Goodwill .....................................................               954,000                          256,000
     Intangibles ..................................................               242,000
     Deferred financing cost, net .................................                 4,000                           12,000
                                                                          ---------------                   --------------
         Total other assets .......................................             1,613,000                          721,000
                                                                          ---------------                   --------------
                                                                          $    43,782,000                   $   31,700,000
                                                                          ===============                   ==============





         The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              September 30,                  December 31,
                                                                                  2002                          2001
                                                                            ---------------               ---------------
CURRENT Liabilities:
     Deferred revenues .............................................        $    24,778,000               $    17,378,000
     Accrued salaries and wages ....................................              1,757,000                       846,000
     Accrued interest ..............................................                 15,000                        59,000
     Accrued payable ...............................................              2,753,000                     1,884,000
     Accrued liabilities ...........................................              1,265,000                       986,000
     Current income taxes payable ..................................                402,000                       816,000
     Subordinated debt due to related party ........................              3,500,000
     Dividends payable .............................................                 44,000                        45,000
                                                                            ---------------               ---------------
         Total current liabilities .................................             34,514,000                    22,014,000

SUBORDINATED DEBT DUE TO RELATED PARTY .............................                                            3,500,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, ($.10 par value, 600,000 shares authorized)
         Class B, 53,309 shares issued and outstanding .............                  5,000                         5,000
     Common stock, ($.10 par value, 19,400,000 shares
         authorized) 4,268,311 shares and 4,254,255 shares
         issued and 3,996,801 and 3,985,370 shares
         outstanding at September 30, 2002 and
         December 31, 2001, respectively ...........................                427,000                       425,000
     Capital in excess of par ......................................              9,799,000                     9,706,000
     Accumulated deficit ...........................................                (49,000)                   (3,055,000)
     Less treasury stock, 271,510 and 268,885 shares at
         cost at September 30, 2002 and December 31, 2001,
         respectively ..............................................               (914,000)                     (895,000)
                                                                            ---------------               ---------------
         Total stockholders' equity ................................              9,268,000                     6,186,000
                                                                            ---------------               ---------------
                                                                            $    43,782,000               $    31,700,000
                                                                            ===============               ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Nine Months                          Three Months
                                                                    Ended September 30,                  Ended September 30,
                                                                    -------------------                  -------------------
                                                                  2002               2001               2002              2001
                                                                  ----               ----               ----              ----
Net Revenue .............................................  $     45,338,000    $     35,758,000   $    16,060,000    $   12,889,000
Costs and Expenses:
     Instruction costs and services .....................        13,815,000          12,753,000         4,626,000         4,408,000
     Selling and promotional ............................         6,213,000           5,842,000         2,125,000         2,041,000
     General and administrative .........................        17,692,000          13,934,000         6,267,000         4,725,000
     Provision for uncollectible accounts ...............         2,637,000           1,565,000           975,000           620,000
                                                           ----------------    ----------------   ---------------    --------------
         Total Expenses .................................        40,357,000          34,094,000        13,993,000        11,794,000
                                                           ----------------    ----------------   ---------------    --------------
Operating Income ........................................         4,981,000           1,664,000         2,067,000         1,095,000
Other Non-Operating Income ..............................           168,000             390,000            63,000            82,000
Interest Expense ........................................           133,000             137,000            45,000            49,000
                                                           ----------------    ----------------   ---------------    --------------
Income Before Provision For Income Taxes ................         5,016,000           1,917,000         2,085,000         1,128,000
Provision For Income Taxes ..............................         1,849,000             768,000           752,000           452,000
                                                           ----------------    ----------------   ---------------    --------------
Net Income ..............................................         3,167,000           1,149,000         1,333,000           676,000
Class B Preferred Stock Accretion .......................           161,000             172,000            55,000            54,000
                                                           ----------------    ----------------   ---------------    --------------
Net Income Available to Common Shareholders .............  $      3,006,000    $        977,000   $     1,278,000    $      622,000
                                                           ================    ================   ===============    ==============
Weighted Average Shares Outstanding:
    Basic ...............................................         3,992,000           3,929,000         3,996,000         4,024,000
    Diluted .............................................         6,145,000           5,431,000         6,174,000         6,118,000
Net Income Per Share:
    Basic ...............................................  $            .75    $            .25   $            .32   $          .15
    Diluted .............................................  $            .53    $            .19   $            .22   $          .11

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended September 30,
                                                                                          2002                      2001
                                                                                ---------------------       -------------------
Cash Flows Operating Activities:
     Net Income ..............................................................  $           3,167,000       $         1,149,000
         Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization ...........................................                697,000                   753,000
     Provision for uncollectible accounts ....................................              2,637,000                 1,565,000
     Decrease in Deferred income taxes .......................................                                          663,000
     Change in assets and liabilities --
     Increase in receivables, net ............................................             (9,550,000)               (6,176,000)
     Increase in deferred revenue ............................................              7,137,000                 5,314,000
     Decrease in income taxes payable ........................................               (414,000)                   (2,000)
     Other changes in assets and liabilities, net ............................              1,615,000                 2,245,000
                                                                                ---------------------       -------------------
         Total adjustments ...................................................              2,122,000                 4,362,000
                                                                                ---------------------       -------------------
         Net operating activities ............................................              5,289,000                 5,511,000
                                                                                ---------------------       -------------------
Cash Flows Investing Activities:
     Acquisition of Extended Health Education ................................               (890,000)
     Purchase of short term investments ......................................               (327,000)               (1,521,000)
     Capital expenditures ....................................................             (1,031,000)                 (515,000)
                                                                                ----------------------      --------------------
         Net investing activities ............................................             (2,248,000)               (2,036,000)
                                                                                ----------------------      --------------------
Cash Flows Financing Activities:
     Dividends paid ..........................................................               (132,000)                  (90,000)
     Treasury stock purchased ................................................                (19,000)                 (390,000)
     Stock options exercised .................................................                 20,000                   444,000
     Stock purchase plan .....................................................                 45,000                    11,000
                                                                                ---------------------       -------------------
         Net financing activities ............................................                (86,000)                  (25,000)
                                                                                ----------------------      --------------------
Net Increase in Cash and Cash Equivalents ....................................              2,955,000                 3,450,000
Cash and Cash Equivalents at Beginning of Period .............................              7,556,000                 4,512,000
                                                                                ---------------------       -------------------
Cash and Cash Equivalents at End of Period ...................................  $          10,511,000       $         7,962,000
                                                                                =====================       ===================
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
     Interest ................................................................  $             177,000       $           138,000
     Income taxes ............................................................  $           2,359,000       $           109,000

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (unaudited)

                                            Preferred     Common       Capital in      Accumulated     Treasury
                                              Stock        Stock      Excess of Par      Deficit         Stock          Total
                                            ---------    ---------    -------------    -----------    -----------    -----------
BALANCE, December 31, 2001 .............    $   5,000    $ 425,000    $   9,706,000    $(3,055,000)   $  (895,000)   $ 6,186,000
   Net Income ..........................                                                 3,167,000                     3,167,000
   Class B Preferred Stock Accretion,...                                    161,000       (161,000)
   Class B Preferred Stock Dividends,...                                   (131,000)                                    (131,000)
   Stock Options Exercised .............                     1,000           19,000                                       20,000
   Employee Stock Purchase Plan ........                     1,000           44,000                                       45,000
   Treasury Stock Purchased ............                                                                  (19,000)       (19,000)
                                            ---------    ---------    -------------    -----------    -----------    -----------

BALANCE, Septemer 30, 2002 .............    $   5,000    $ 427,000    $   9,799,000    $   (49,000)   $  (914,000)   $ 9,268,000
                                            =========    =========    =============    ===========    ===========    ===========


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

                                                        Nine Months             Three Months
                                                    Ended September 30,     Ended September 30,
                                                    -------------------     -------------------
                                                     2002         2001       2002         2001
                                                     ----         ----       ----         ----
Revenue .......................................     100.0%       100.0%     100.0%       100.0%
Operating  Expenses:
     Instruction costs and services ...........      30.5         35.7       28.8         34.2
     Selling and promotional ..................      13.7         16.3       13.2         15.8
     General and administrative ...............      39.0         39.0       39.0         36.6
     Provision for uncollectible accounts......       5.8          4.4        6.1          4.9
                                                    -----        -----      -----        -----
     Total operating expenses .................      89.0         95.4       87.1         91.5
Operating income ..............................      11.0          4.6       12.9          8.5
Other non-operating income ....................       0.4          1.1        0.4          0.6
Interest expense ..............................       0.3          0.4        0.3          0.4
                                                    -----        -----      -----        -----
Income before provision for income taxes.......      11.1          5.3       13.0          8.7
Provision for income taxes ....................       4.1          2.1        4.7          3.5
                                                    -----        -----      -----        -----
Net income ....................................       7.0%         3.2%       8.3%         5.2%
                                                    =====        =====      =====        =====

           (The remainder of this page was left intentionally blank.)

Results of Operations

General

     The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of September 30, 2002, the Company operated Campuses at 12 locations in seven states (the "Campuses"). The Company's revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 83% of cash receipts from such funds for the year ended December 31, 2001.

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

     Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students during the first, second, and third quarters of 2002 as enrollment increased significantly. The Company expects that non-Title IV accounts and notes receivable due from students will increase in the future as student enrollment increases and that the related provision for uncollectible accounts will also increase.

                NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

     Student enrollments increased 25.2% to 6,866 for the nine months ended September 30, 2002 compared to 5,482 for the nine months ended September 30, 2001. Higher enrollments were the result of an increased demand for the Company's courses compared to 2001. Student inquiries increased 34.8% for the nine months ended September 30, 2002 compared to 2001. Student population increased 22.8% to 5,482 at September 30, 2002 compared to 4,465 at September 30, 2001. Average student population for the nine months ended September 30, 2002 increased 19.7% to 4,988 compared to 4,166 for the same period in 2001.

     Net income of $3,167,000 was recorded for nine months ended September 30, 2002 compared to $1,149,000 for the same period in 2001. The increased profit was the result of increased revenue compared to 2001.

     Revenue increased 26.8% or $9,580,000 to $45,338,000 for the nine months ended September 30, 2002 compared to $35,758,000 for the same period in 2001. The revenue increased due to higher student enrollments, increased average student population and a minimal price increase compared to 2001.

     Instruction Costs and Services - increased 8.3% or $1,062,000 to $13,815,000 compared to $12,753,000 in 2001. The increase was primarily a result of increased salary and supply expenses compared to 2001. Salaries increased $788,000 due to higher wages required to remain competitive in the labor market and an increase in the number of staff due to enrollment growth. Supply expense increased $161,000 due to enrollment growth compared to 2001.

     Selling and Promotional - increased to $6,213,000 compared to $5,842,000 in 2001. Salary expense increased $290,000 for the nine months ended September 30, 2002 compared to 2001. Salaries increased due to higher wages and additional staff compared to 2001. Advertising increased $81,000 to generate additional student inquiries.

     General and Administrative - increased 27.0% or $3,758,000 to $17,692,000 compared to $13,934,000 in 2001. The majority of the increase was a result of a $1,949,000 payroll increase compared to 2001. Additional employees due to enrollment increases, higher wage rates and incentive compensation were factors in the increase. The Company experienced additional expenses in several categories as enrollment increased 25.2%. Outside services, insurance expense, rent and health insurance increased $527,000, $411,000, $317,000 and $247,000 compared to 2001, respectively.

     Provision for Uncollectible Accounts - increased $1,072,000 to $2,637,000 compared to $1,565,000 in 2001. This increase is attributable to the $9,580,000 increase in revenue for the nine months and a corresponding increase in accounts and notes receivable of $7,345,000. The Company anticipates the 2002 provision as a percentage of revenue will be higher than the previous year due to increased accounts receivable.

     Interest and Other Non-Operating Income - decreased to $168,000 for the nine months ended September 30, 2002 compared to $390,000 for the same period in 2001. The decrease was the result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001. In addition interest earned on the Company's cash and temporary investments was reduced due to lower interest rates in 2002 compared to 2001.

     Interest Expense - was $133,000 for the nine months ended September 30, 2002 compared to $137,000 in 2001.

     Provision for Income Taxes - a tax provision of $1,849,000 or 36.9% of pretax income was recorded for the nine months ended September 30, 2002 compared to $768,000 or 40.1% for the nine months ended September 30, 2001. The Company received a tax refund from the IRS for prior years taxes, which decreased the 2002 provision by $87,000.

     EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 3,992,000 in 2002 from 3,929,000 in 2001. Common shares increased as shares were issued pursuant to the employee stock purchase plan and exercised stock options offset by stock repurchases. Basic income per share was $.75 in 2002 compared with $.25 in 2001. Basic income per share is shown after a reduction for preferred stock dividend accretion of $161,000 and $172,000 in 2002 and 2001, respectively. Diluted weighted average common shares outstanding increased to 6,145,000 in 2002 from 5,431,000 in 2001. The share increase is primarily due to the antidilutive effect of common stock equivalents in 2001. Diluted income per share was $.53 for the nine months ended September 30, 2002 compared with $.19 in 2001. Diluted income per share is shown after a reduction for preferred stock dividend accretion of $172,000 in 2001 and interest on convertible debt, net of tax of $81,000 and $80,000 in 2002 and 2001, respectively.

                THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

     Student enrollments increased 27.6% to 2,641 for the quarter ended September 30, 2002 compared to 2,070 in the third quarter of 2001. Higher enrollments were the result of an increased demand for the Company's courses compared to 2001. Student inquiries increased 34.5% for the quarter ended September 30, 2002 compared to 2001. Student population increased 22.8% to 5,482 at September 30, 2002 compared to 4,465 at September 30, 2001. Average student population for the third quarter increased 19.3% to 5,238 compared to 4,389 for the same period in 2001.

     Net income of $1,333,000 was recorded for the quarter ended September 30, 2002 compared to $676,000 for the same period in 2001. The increased profit was the result of increased revenue off set by lower increases in expenses.

     Revenue increased 24.6% or $3,171,000 to $16,060,000 for the quarter ended September 30, 2002 compared to $12,889,000 for the same period in 2001. The revenue increased due to higher student enrollments, increased average student population and a minimal price increase compared to 2001.

     Instruction Costs and Services - increased 4.9% or $218,000 to $4,626,000 compared to $4,408,000 in 2001. Salaries increased $286,000 due to higher wage rates required to remain competitive in the health care labor market and increased number of staff due to enrollment growth. This increase was offset primarily by a $86,000 decrease in textbook expense. Textbook expense decreased due to a discount the Company received on textbook prices which reduced the cost of the textbooks per student. The reduction was primarily limited to the second and third quarters.

     Selling and Promotional - increased to $2,125,000 compared to $2,041,000 in 2001. Salaries increased

$110,000 due to higher wage rates and additional staff compared to 2001 and was offset by a small advertising decrease.

     General and Administrative - increased 32.6% or $1,542,000 to $6,267,000 compared to $4,725,000 in 2001. The majority of the increase was a result of a $743,000 payroll increase, $256,000 outside services expense increase, $132,000 compliance expense increase, and $121,000 insurance expense increase. Payroll increased due to higher wage rates, additional employees, and incentive compensation compared to 2001. Insurance expense increased due to higher workers' compensation insurance rates based on an increase in the previous year's claims that were filed. The Company also experienced increases in several other categories as enrollments increased 27.6%.

     Provision for Uncollectible Accounts - increased $355,000 to $975,000 compared to $620,000 in 2001. This increase is attributable to the $3,171,000 increase in revenue in the third quarter of 2002 and a corresponding increase in accounts and notes receivable of $7,345,000. The Company anticipates the 2002 provision will be higher than the previous year due to increased accounts receivable as enrollments increase.

     Interest and Other Non-Operating Income - decreased to $63,000 for the quarter ended September 30, 2002 compared to $82,000 for the quarter ended September 30, 2001. The decrease was due to reduced interest earned on the Company's cash and temporary investments due to lower interest rates in 2002 compared to 2001.

     Interest Expense - was $45,000 for the quarter ended September 30, 2002 compared to $49,000 in 2001.

     Provision for Income Taxes - a tax provision of $752,000 or 36.1% of pretax income was recorded for the quarter ended September 30, 2002 compared to $452,000 or 40.1% for the quarter ended September 30, 2001.

     EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 3,996,000 in 2002 from 4,024,000 in 2001. Common shares increased as shares were issued pursuant to the employee stock purchase plan and exercised stock options offset by stock repurchases. Basic income per share was $.32 in 2002 compared with $.15 in 2001. Basic income per share is shown after a reduction for preferred stock dividend accretion of $55,000 and $54,000 in 2002 and 2001, respectively. Diluted weighted average common shares outstanding increased to 6,174,000 in 2002 from 6,118,000 in 2001. Diluted income per share was $.22 for the quarter ended September 30, 2002 compared with $.11 in 2001. Diluted income per share is shown after interest on convertible debt, net of tax of $27,000 in 2002 and 2001.

Recent Events

     The Company acquired all the assets of Extended Health Education ("EHE") of Arlington, Texas for $890,000 on August 22, 2002. EHE provides Vocational Nursing and other health care-related courses. The Company currently plans to enlarge the facility and expand the number of programs offered at the school beginning sometime in 2003. The revenue and expenses contributed by EHE have been included in the accompanying statement of operations since the date of acquisition. Such revenue and expenses were minimal for the quarter and nine months ended September 30, 2002.

     The Company is negotiating an agreement with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, an affiliated Baltimore-based venture capital fund ("Cahill, Warnock") the holder of the Voting Convertible Preferred Stock (the "Preferred Stock") to convert the Preferred Stock to common stock. The Preferred Stock has no expiration date and the dividend rate increases from 12% to 15% per annum beginning January 1, 2003. The dividend is based upon the original $1,450,000 cost of the Preferred Stock. The current proposal would require the Company to pay Cahill, Warnock $43,500 for the remaining dividends due for 2002 plus an additional payment of $174,000. The $174,000 payment would eliminate the recurring dividend obligation that increases to $218,000 per annum on January 1, 2003. In return, Cahill, Warnock would convert the shares into common stock and the Company would have no further obligations to pay dividends. Outstanding common shares would increase 533,090. There would be no change to diluted weighted average shares. The Company anticipates finalizing the agreement in the fourth quarter.

     The Company's debt consists of $3.5 million 5% Debentures issued to Cahill,Warnock that mature February 25, 2003. The Debentures have nondetachable warrants for 1,286,765 shares of common stock, exercisable at $2.72 per share of common stock, through February 2003.

     The Company received approval to offer a practical nursing program at the Kansas City Campus. The Kansas City Campus began enrolling students in the nursing program in October 2002.

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

Cash Flows and Other

     Net cash flows provided by operating activities decreased slightly and were $5,289,000 for the nine months ended September 30, 2002 compared to $5,511,000 in 2001. Cash flows from operating activities increased from an increase in net income of $2,018,000 and a larger provision for uncollectible accounts of $1,072,000 and were offset by higher tax payments of $2,250,000 and a decrease in accounts payable and accrued expenses of $1,148,000.

     Cash used in investing activities was $2,248,000 for the nine months ended September 30, 2002 compared to $2,036,000 in 2001. Cash was used in both years to purchase short-term investments and fixed assets, principally computer equipment. In addition, the Company used $890,000 to purchase the net assets of EHE in August 2002.

     Cash used in financing activities was $86,000 for the nine months ended September 30, 2002 compared to $25,000 in 2001. The decrease in cash used in financing activities is a result of purchasing less treasury stock in 2002 offset by increased preferred dividends paid, stock options exercised and funds received pursuant to the employee stock purchase plan.

     The Company's Board of Directors approved a 500,000 shares repurchase program in August 2000. As of September 30, 2002 the Company purchased a total of 259,235 shares at an average price of $3.30 pursuant to the buy back plan. The Company's last purchase was 3,000 shares at $6.35 per share in the first quarter of 2002. The shares repurchase plan remains in effect.

     The 5% Debentures issued to Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, an affiliated Baltimore-based venture capital fund, mature February 25, 2003. The Debentures have nondetachable warrants for 1,286,765 shares of common stock, exercisable at $2.72 per share of common stock, through February 2003. The $3.5 million in Debentures have been reclassified to short term liabilities reflecting the maturity date of less than one year.

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

           (The remainder of this page was left intentionally blank.)

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

     Subsequently, the ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds to SCI. The amount currently being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI notified ED's collection agency that SCI disputes these claims, provided certain information to the collection agency for ED and offered to settle all of ED's claims for the amount of the funds then held by SCI in its only bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in prior years. In response to the 1999 correspondence, SCI again notified ED that it disputes these claims. Since that time, SCI has not received any further demands, notice or information from ED.

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

Item 2.   Change in Securities - - None

Item 3.   Defaults upon Senior Securities - - None

Item 4.   Submission of Matters to a Vote of Security Holders - - None

Item 5.   Other Information

          . The Company estimates the following for the year ending December 31, 2002:

                -   Revenue increase of approximately 22% compared to 2001

                - Diluted earnings per share of approximately $.63 to $.65 compared to $.28 in 2001

                -   Gross margin of approximately 68.5%

                -   Operating margin of approximately 10.3%

                -   Net margin of approximately 6.6%

          . The Company estimates revenue growth of approximately 15% in 2003 and net income and diluted earnings per share growth of approximately 30%.

Item 6.   Exhibits

          11   Computation of per share earnings

          12 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



           (The remainder of this page was left intentionally blank.)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONCORDE CAREER COLLEGES, INC.



                                    DATED:  October 23, 2002



                                    By:   /s/ Jack L. Brozman
                                        -----------------------------
                                        Jack L. Brozman, Chief Executive Officer


                                    By:   /s/ Paul R. Gardner
                                        -----------------------------------
                                        Paul R. Gardner, Chief Financial Officer



           (The remainder of this page was left intentionally blank.)

CEO Certification Letter

I, Jack L. Brozman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Concorde Career Colleges, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002


/s/  Jack L. Brozman
--------------------
Jack L. Brozman, Chief Executive Officer

CFO Certification Letter

I, Paul R. Gardner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Concorde Career Colleges, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002.


  /s/ Paul R. Gardner
-------------------------------
Paul R. Gardner, Vice President, Chief Financial Officer