Form 10-Q/A
period 2002-09-30
CONCORDE CAREER COLLEGES INC
filed 2002-12-18
CIK 832483

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002        Commission File No.   0-16992
                      ------------------                              -------

                         CONCORDE CAREER COLLEGES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

           Delaware                                        43-1440321
-------------------------------               ----------------------------------
(State of other jurisdiction of               (I. R. S. Employer Identification
Incorporation or Organization)                 Number)

5800 Foxridge, Suite 500
Mission, Kansas                                               66202
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:      (913)  831-9977
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

                         CONCORDE CAREER COLLEGES, INC.

                                   FORM 10-Q/A

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1.  Financial Statements

         Notes to Condensed Consolidated Financial Statements

                  Note 1, 2, 3 and 4 ..........................................   3
         Condensed Consolidated Balance Sheets ................................   5
         Condensed Consolidated Statements of Operations ......................   7
         Condensed Consolidated Statements of Cash Flows ......................   8
         Consolidated Statement of Changes in Stockholders' Equity ............   9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .........................................  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........  15
Item 4.  Controls and Procedures ..............................................  15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................  16

Item 2.  Change in Securities .................................................  16

Item 3.  Defaults Upon Senior Securities ......................................  16

Item 4.  Submission of Matters to a Vote of Security Holders ..................  16

Item 5.  Other Information ....................................................  16

Item 6.  Exhibits and Reports on Form 8-K .....................................  16

Signatures ....................................................................  17

CEO Certification .............................................................  18

CFO Certification .............................................................  19

Exhibit 11 ....................................................................  20

Exhibit 99-1 ..................................................................  21

Exhibit 99-2 ..................................................................  22

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

Filing of Form 10-Q/A
We are filing this Form 10-Q/A to comply with the Sarbanes-Oxley Act. The Form 10Q for the nine months ended September 30, 2002 was filed on October 23, 2002 with the required certifications but inadvertently omitted the disclosure under
Item 4 Controls and Procedures. Please refer to Part 1, Item 4 on page 15 of this report.

Notes to Financial Statements
Note 1:
         The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K that was filed by the Company with the Commission on March 26, 2002 (the "2001 Form 10-K") incorporated herein by reference.
         The information included in these interim financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results of the periods presented. Annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has litigation pending which arose in the normal course of business. See further discussion in Part I, Item 2 - "Contingencies", and Part II, Item 1 - "Legal Proceedings".
Note 2:
         Basic earnings per share is computed by deducting imputed preferred dividends from net income or loss. This amount is then divided by the weighted average number of common shares outstanding during the period.
         Diluted earnings per share is computed by adding interest on convertible debt, net of tax and deducting imputed preferred dividends from net income or loss during the period after giving effect for antidilution. This amount is then divided by the weighted average number of common shares outstanding during the period after giving effect for common stock equivalents (if dilutive) arising from stock options, warrants and preferred stock assumed converted to common stock.
Note 3:
         Other non-operating income consists of interest income from certificates of deposit, money market accounts and both the amortization and settlement of the Person/Wolinsky non-compete agreement. Prior year information has been reclassified for comparative purposes.
Note 4:
         On August 22, 2002, the Company acquired all assets and assumed certain liabilities of Extended Health Education, Inc. for $890,000 in cash. This business combination has been accounted for as a purchase whereby the purchase price was allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. Of the $998,016 of acquired intangible assets, $250,000 was assigned to non-compete agreements and will be amortized over the three-year term of the agreements, and $50,000 was allocated to course curriculum and will be amortized over three years.

The excess of the purchase price over the fair value of the net assets acquired of $698,016 has been recorded as goodwill and is not subject to amortization. The revenues and expenses contributed by EHE have been included in the statement of operations since the date of acquisition. Such revenue and expenses were minimal for the three months ended September 30, 2002. Amortization expense for the non-compete agreements and course curriculum for the period from date of acquisition to September 30, 2002 was $10,576.

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                             September 30,      December 31,
                                                                  2002              2001
                                                            ---------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents .............................  $   10,511,000     $  7,556,000
   Short term investments ................................       2,510,000        2,183,000
   Receivables
     Accounts receivable .................................      24,029,000       16,639,000
     Notes receivable ....................................       1,537,000        1,534,000
     Allowance for uncollectible accounts ................      (1,949,000)      (1,639,000)
                                                            --------------     ------------
         Net receivables .................................      23,617,000       16,534,000
     Deferred income taxes ...............................         962,000          962,000
     Supplies and prepaid expenses .......................       1,570,000        1,119,000
                                                            --------------     ------------
         Total current assets ............................      39,170,000       28,354,000

FIXED ASSETS, NET ........................................       2,999,000        2,625,000

OTHER ASSETS:
     Long-term notes receivable ..........................         258,000          306,000
     Allowance for uncollectible notes ...................         (20,000)         (28,000)
     Deferred income taxes ...............................         175,000          175,000
     Goodwill ............................................         954,000          256,000
     Intangibles .........................................         242,000
     Deferred financing cost, net ........................           4,000           12,000
                                                            --------------     ------------
         Total other assets ..............................       1,613,000          721,000
                                                            --------------     ------------
                                                            $   43,782,000     $ 31,700,000
                                                            ==============     ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       September 30,      December 31,
                                                                            2002              2001
                                                                      --------------     -------------
CURRENT LIABILITIES:
     Deferred revenues .............................................  $  24,778,000      $ 17,378,000
     Accrued salaries and wages ....................................      1,757,000           846,000
     Accrued interest ..............................................         15,000            59,000
     Accrued payable ...............................................      2,753,000         1,884,000
     Accrued liabilities ...........................................      1,265,000           986,000
     Current income taxes payable ..................................        402,000           816,000
     Subordinated debt due to related party ........................      3,500,000
     Dividends payable .............................................         44,000            45,000
                                                                      -------------      ------------
         Total current liabilities .................................     34,514,000        22,014,000

SUBORDINATED DEBT DUE TO RELATED PARTY                                                      3,500,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, ($.10 par value, 600,000 shares authorized)
         Class B, 53,309 shares issued and outstanding .............          5,000             5,000
     Common stock, ($.10 par value, 19,400,000 shares
         authorized) 4,268,311 shares and 4,254,255 shares
         issued and 3,996,801 and 3,985,370 shares
         outstanding at September 30, 2002 and
         December 31, 2001, respectively ...........................        427,000           425,000
     Capital in excess of par ......................................      9,799,000         9,706,000
     Accumulated deficit ...........................................        (49,000)       (3,055,000)
     Less treasury stock, 271,510 and 268,885 shares at
         cost at September 30, 2002 and December 31, 2001,
         respectively ..............................................       (914,000)         (895,000)
                                                                      -------------      ------------
         Total stockholders' equity ................................      9,268,000         6,186,000
                                                                      -------------      ------------
                                                                      $  43,782,000      $ 31,700,000
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

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Nine Months                    Three Months
                                                         Ended September 30,            Ended September 30,
                                                         -------------------            -------------------
                                                         2002            2001           2002            2001
                                                         ----            ----           ----            ----
Net Revenue .......................................  $ 45,338,000    $ 35,758,000   $ 16,060,000    $ 12,889,000
Costs and Expenses:
     Instruction costs and services ...............    13,815,000      12,753,000      4,626,000       4,408,000
     Selling and promotional ......................     6,213,000       5,842,000      2,125,000       2,041,000
     General and administrative ...................    17,692,000      13,934,000      6,267,000       4,725,000
     Provision for uncollectible accounts .........     2,637,000       1,565,000        975,000         620,000
                                                     ------------    ------------   ------------    ------------
         Total Expenses ...........................    40,357,000      34,094,000     13,993,000      11,794,000
                                                     ------------    ------------   ------------    ------------
Operating Income ..................................     4,981,000       1,664,000      2,067,000       1,095,000
Other Non-Operating Income ........................       168,000         390,000         63,000          82,000
Interest Expense ..................................       133,000         137,000         45,000          49,000
                                                     ------------    ------------   ------------    ------------
Income Before Provision For Income Taxes ..........     5,016,000       1,917,000      2,085,000       1,128,000
Provision For Income Taxes ........................     1,849,000         768,000        752,000         452,000
                                                     ------------    ------------   ------------    ------------
Net Income ........................................     3,167,000       1,149,000      1,333,000         676,000
Class B Preferred Stock Accretion .................       161,000         172,000         55,000          54,000
                                                     ------------    ------------   ------------    ------------
Net Income Available to Common Shareholders .......  $  3,006,000    $    977,000   $  1,278,000    $    622,000
                                                     ============    ============   ============    ============
Weighted Average Shares Outstanding:
    Basic .........................................     3,992,000       3,929,000      3,996,000       4,024,000
    Diluted .......................................     6,145,000       5,431,000      6,174,000       6,118,000
Net Income Per Share:
    Basic .........................................  $        .75    $        .25   $        .32    $        .15
    Diluted .......................................  $        .53    $        .19   $        .22    $        .11

 The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                              2002            2001
                                                                              ----            ----
Cash Flows Operating Activities:
  Net Income .........................................................  $  3,167,000      $   1,149,000
      Adjustments to reconcile net income to net cash provided by operating activities - -
  Depreciation and amortization ......................................       697,000            753,000
  Provision for uncollectible accounts ...............................     2,637,000          1,565,000
  Decrease in Deferred income taxes ..................................                          663,000
  Change in assets and liabilities - -
  Increase in receivables, net .......................................    (9,550,000)        (6,176,000)
  Increase in deferred revenue .......................................     7,137,000          5,314,000
  Decrease in income taxes payable ...................................      (414,000)            (2,000)
  Other changes in assets and liabilities, net .......................     1,615,000          2,245,000
                                                                        ------------      -------------
      Total adjustments ..............................................     2,122,000          4,362,000
                                                                        ------------      -------------
      Net operating activities .......................................     5,289,000          5,511,000
                                                                        ------------      -------------
Cash Flows Investing Activities:
  Acquisition of Extended Health Education ...........................      (890,000)
  Purchase of short term investments .................................      (327,000)        (1,521,000)
  Capital expenditures ...............................................    (1,031,000)          (515,000)
                                                                        ------------      -------------
      Net investing activities .......................................    (2,248,000)        (2,036,000)
                                                                        ------------      -------------
Cash Flows Financing Activities:
  Dividends paid .....................................................      (132,000)           (90,000)
  Treasury stock purchased ...........................................       (19,000)          (390,000)
  Stock options exercised ............................................        20,000            444,000
  Stock purchase plan ................................................        45,000             11,000
                                                                        ------------      -------------
      Net financing activities .......................................       (86,000)           (25,000)
                                                                        ------------      -------------
Net Increase in Cash and Cash Equivalents ............................     2,955,000          3,450,000
Cash and Cash Equivalents at Beginning of Period .....................     7,556,000          4,512,000
                                                                        ------------      -------------
Cash and Cash Equivalents at End of Period ...........................  $ 10,511,000      $   7,962,000
                                                                        ============      =============
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
     Interest ........................................................  $     77,000      $     138,000
     Income taxes ....................................................  $  2,359,000      $     109,000

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CONCORDE CAREER COLLEGES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (unaudited)

                                          Preferred       Common      Capital in       Accumulated    Treasury
                                            Stock          Stock     Excess of Par       Deficit       Stock          Total
                                        -----------     ----------   -------------     ------------  ----------   ------------
BALANCE, December 31, 2001 ............ $     5,000     $ 425,000    $  9,706,000      $(3,055,000)  $ (895,000)  $  6,186,000
   Net Income .........................                                                  3,167,000                   3,167,000
   Class B Preferred Stock Accretion,                                     161,000         (161,000)
   Class B Preferred Stock Dividends,                                    (131,000)                                    (131,000)
   Stock Options Exercised ............                     1,000          19,000                                       20,000
   Employee Stock Purchase Plan .......                     1,000          44,000                                       45,000
   Treasury Stock Purchased ...........                                                                 (19,000)       (19,000)
                                        -----------     ---------    ------------      -----------   ----------   ------------
BALANCE, Septemer 30, 2002 ............ $     5,000     $ 427,000    $  9,799,000      $   (49,000)  $ (914,000)  $  9,268,000
                                        ===========     =========    ============      ===========   ==========   ============

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

                                                      Nine Months             Three Months
                                                  Ended September 30,     Ended September 30,
                                                  -------------------     ------------------
                                                   2002         2001       2002         2001
                                                   ----         ----       ----         ----
Revenue ........................................  100.0%       100.0%     100.0%       100.0%
Operating Expenses:
     Instruction costs and services ............   30.5         35.7       28.8         34.2
     Selling and promotional ...................   13.7         16.3       13.2         15.8
     General and administrative ................   39.0         39.0       39.0         36.6
     Provision for uncollectible accounts ......    5.8          4.4        6.1          4.9
                                                  -----        -----      -----        -----
     Total operating expenses ..................   89.0         95.4       87.1         91.5
Operating income ...............................   11.0          4.6       12.9          8.5
Other non-operating income .....................    0.4          1.1        0.4          0.6
Interest expense ...............................    0.3          0.4        0.3          0.4
                                                  -----        -----      -----        -----
Income before provision for income taxes .......   11.1          5.3       13.0          8.7
Provision for income taxes .....................    4.1          2.1        4.7          3.5
                                                  -----        -----      -----        -----
Net income .....................................    7.0%         3.2%       8.3%         5.2%
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

Item 4.  Controls and Procedures
         -----------------------

         We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.  Change in Securities - - None

Item 3.  Defaults upon Senior Securities - - None

Item 4.  Submission of Matters to a Vote of Security Holders - - None

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6.  Exhibits

         11   Computation of per share earnings

         99-1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99-2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (The remainder of this page was left intentionally blank.)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONCORDE CAREER COLLEGES, INC.

                                   DATED: December 18, 2002

                                   By:  /s/ Jack L. Brozman
                                      ---------------------
                                       Jack L. Brozman, Chief Executive Officer

                                   By:  /s/ Paul R. Gardner
                                      ---------------------
                                       Paul R. Gardner, Chief Financial Officer

           (The remainder of this page was left intentionally blank.)

I, Jack L. Brozman, certify that:

     1. I have reviewed this quarterly report on Form 10-QA of Concorde Career Colleges, Inc.;

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

Date: December 18, 2002


/s/ Jack L. Brozman
-------------------
Jack L. Brozman, Chief Executive Officer

I, Paul R. Gardner, certify that:

     1. I have reviewed this quarterly report on Form 10-QA of Concorde Career Colleges, Inc.;

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

Date: December 18, 2002.


/s/ Paul R. Gardner
-------------------
Paul R. Gardner, Vice President, Chief Financial Officer