Form 10-K
period 2002-12-31
CONCORDE CAREER COLLEGES INC
filed 2003-03-06
CIK 832483

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

                   For the Fiscal Year Ended December 31, 2002

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

                            Yes [X]        No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Indicate the number of outstanding shares of the Registrant's Common Stock, as of February 28, 2003:
                5,845,664 Shares of Common Stock, $.10 par value

     The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $41,712,721 as of February 28, 2003. Part III incorporates information by reference to the Registrant's definitive proxy statement for Annual Meeting of Stockholders to be held May 22, 2003.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                      Index

Item                                                                                                    Page
----                                                                                                    ----
     Introduction and Note on Forward Looking Statements............................................     I-1

                                                   PART I

1.   Business.......................................................................................     I-1

2.   Properties.....................................................................................    I-11

3.   Legal Proceedings..............................................................................    I-11

4.   Submission of Matters to a Vote of Security Holders............................................    I-11

                                                   PART II

5.   Market for the Registrant's Common Stock and Related Stockholder Matters.......................    II-1

6.   Selected Financial Data........................................................................    II-1

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........    II-3

7A.  Quantitative and Qualitative Disclosures about Market Risk.....................................   II-12

8.   Financial Statements and Supplementary Data....................................................   II-12

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   II-33

     Exhibit 23 - Consent of Independent Accountants................................................   II-34

     Exhibit 24 - Consent of Independent Accountants................................................   II-35

                                                  PART III

10.  Directors and Executive Officers of the Registrant.............................................   III-1

11.  Executive Compensation.........................................................................   III-1

12.  Security Ownership of Certain Beneficial Owners and Management.................................   III-1

13.  Certain Relationships and Related Transactions.................................................   III-1

14.  Controls and Procedures........................................................................   III-1

                                                   PART IV

15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    IV-1

     Signatures.....................................................................................    IV-5

     CEO Certification Statement....................................................................    IV-6

     CFO Certification Statement....................................................................    IV-7

     Exhibit 99-1...................................................................................    IV-8

     Exhibit 99-2...................................................................................    IV-9

Introduction and Note on Forward Looking Statements

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

Documents Incorporated By Reference

        Portions of the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business

Overview

        The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. The Company serves the segment of population seeking to acquire a career-oriented education. The Campuses generally enjoy long operating histories and strong franchise value in their local markets. As of December 31, 2002, the Company operated Campuses at 12 locations in seven states (the "Campuses").

        The Company was formed in 1988 as a Delaware corporation. Prior to March 31, 1988, the Company was the career college division of CenCor, Inc. ("CenCor"). The Company's principal office is located at 5800 Foxridge Drive, Suite 500, Mission, Kansas 66202 (telephone: (913) 831-9977). Unless otherwise indicated, the term "Company" refers to Concorde Career Colleges, Inc. and its direct wholly owned subsidiaries.

The Campuses

        The Company's twelve Campuses are located in the following cities: North Hollywood, Garden Grove, San Bernardino, and San Diego, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; Memphis, Tennessee; and Arlington, Texas. The Company has designated each Campus except Memphis, Tennessee and Arlington, Texas, as a "Concorde Career Institute," to increase name recognition. The Memphis, Tennessee Campus has been designated as "Concorde Career College" and the Arlington, Texas Campus which was purchased in August 2002 currently operates as Extended Health Education ("EHE"). The Company anticipates designating the Arlington Campus a Concorde Career Institute during 2003.

        Programs of Study

        The Company's programs of study are intended to provide students with the requisite knowledge and job skills for the positions in their chosen career. The programs are Vocational/Practical Nursing, Respiratory Therapist, Advanced Respiratory Therapist, Surgical Technician, Pharmacy Technician, Limited Scope X-Ray Technician, Radiology Technician, Medical Office Assistant, Medical Assistant, Insurance Coding and Billing Specialist, Dental Assistant, Patient Care Technician, and Massage Therapy. Program offerings vary by Campus. The Kansas City, North Hollywood and Memphis Campuses offer selected associate degree programs. Some Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses/programs, including Limited X-Ray, Expanded Duties for Dental Assistants, Insurance Coding, Clinical Lab Assistant, Patient Care Assistant and various certification test preparations in allied health occupations.

                                 Part I - Page 1

        The Company's five largest programs represented approximately 90% of the student population at December 31, 2002. The programs and their percentage of the student population at December 31, 2002 are Medical Assistant 31%, Vocational Nursing/Practical Nursing 19%, Dental Assistant 14%, Insurance Coding and Billing Specialist 10%, and Respiratory Therapy 6%. None of the remaining programs represented more than 4% of the student population.

        The Campuses are on a non-traditional academic calendar with starting dates for programs varying by location and type of program. Programs typically commence monthly at each Campus. The programs of study range from five to eighteen months and include from 400 to 2,265 hours of instruction. Most programs are taught in a classroom atmosphere, with hands-on clinical and/or laboratory experience as an integral part of the curriculum. Most programs include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the program.

        Each Campus utilizes program advisory committees to provide ideas, evaluate and improve the curriculum for each program. Advisory committees meet once or twice a year and are comprised of local industry and business professionals. Advisory committee members provide valuable input regarding changes in the program and suggest new technologies and other factors that may enhance curriculum.

        Recruitment and Admissions

        A typical student is either: (i) unemployed and enrolls to learn new skills and obtain employment, or (ii) underemployed and enrolls to acquire new skills or to update existing skills to increase his/her earning capacity. The Company recruits students through advertising in various media, including television, newspapers and direct mail. Management estimates that approximately 35% of all enrollments are the result of referrals from students and graduates.

        Each Campus maintains an Admissions Department that is responsible for conducting admissions interviews with potential applicants to provide information regarding the programs and to assist with the application process. In addition, each applicant for enrollment must take and pass an entrance examination administered by persons other than admissions representatives. The entrance examination and interview are designed to determine the student's ability to benefit from the instruction provided by the Campus and the student's level of motivation to complete the program.

        The admissions criteria vary according to the program of study. Each applicant for enrollment must have a high school diploma or the equivalent of a high school diploma. Some Campuses accept students without a high school diploma or equivalent however, the student must demonstrate the ability to benefit from the program by meeting United States Department of Education ("ED") requirements before admission is granted. All students must be beyond the age of compulsory high school attendance. The Company utilizes a database maintained by ED to identify applicants who may be in default on a prior student loan.

        The Company had 5,056 students in attendance at the Campuses at December 31, 2002 compared to 4,269 at December 31, 2001.

        Student Retention

        The Company strives to help students complete their program of study through admissions screening, financial aid planning and student services. Each Campus has at least one staff member whose function is to provide student services concerning academic and personal problems that might disrupt or result in a premature end to a student's studies. Programs of study are offered in the morning, afternoon, and evening to meet the students' scheduling needs. The Vocational Nursing Program and some general education classes are offered on weekends at some Campuses.

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

        The Company maintains a strict focus on compliance in all areas of campus management and utilizes the following staff to review, train and support Campus programs and personnel: National Director of Nursing, Regional Training Developer, Director of Special Projects - Nursing, Internal Compliance Auditor, Financial Aid Specialist, and two Regional Specialists. In addition, other corporate staff train and supplement Campus staff when needed.

                                 Part I - Page 2

        The Company has centralized some functions to capitalize on expertise at the corporate level. These functions include financial aid fund processing, student collections, and default management. The Company's operation structure is supported by a management information system that links all Campuses to a centralized administrative database and provides management with real-time access to Campus information and statistics.

        Each Campus is operated independently and is managed on site by an Executive Campus Director reporting to the VPO. In addition, most Campuses are staffed with a Director of Admissions, Academic Dean, Director of Graduate Services, Director of Finance or a Financial Aid Director and a Director of Business Services, and several other support staff. Instruction at each Campus is conducted by educators from the health care field or by former and current members of the medical community on a full-time or part-time basis. Instructional staff is selected based upon academic and professional qualifications, and experience level.

        Student Placement

        The Company, through placement personnel at each Campus, provides job placement assistance for graduates. The placement personnel establish and maintain contact with local employers and other sources of information on positions available in the local area. Additionally, the Director of Graduate Services works with students on preparing resumes and interviewing techniques. Postgraduate placement assistance is also provided, including referral to other cities in which Campuses are located. Frequently, the externship programs result in placement of students with the practitioners participating in the externship.

        Accreditation and Licensing

        The Campuses are accredited through accreditation associations recognized by ED. These associations are the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), the Council on Occupational Education ("COE") and the Accrediting Bureau of Health Education Schools ("ABHES"). The Memphis, Tennessee Campus is accredited by COE. The Arlington, Texas Campus is accredited by ABHES. The remaining Campuses are accredited by ACCSCT. Accreditation by an accrediting body recognized by ED is necessary for a Campus to be eligible to participate in federally sponsored financial aid programs. See "Financing Student Education."

        Certain Campuses have received accreditation or approval for specific programs from the following agencies: The American Society of Health Systems Pharmacists, Commission on Accreditation of Health Education Programs, Committee on Accreditation for Respiratory Care, the Commission on Dental Accreditation, the Committee on Dental Auxiliaries-California Board of Dental Examiners, Accreditation Review Committee on Education in Surgical Technology, the California Board of Vocational Nurse and Psychiatric Technician Examiners, Colorado Board of Nursing, Texas Board of Nursing, Florida Board of Nursing, and the Missouri Board of Nursing. Program specific accreditation/approvals are not necessary for participation in federally sponsored financial aid programs; however, they are required for certification and/or licensure of graduates from some programs, such as the Vocational or Practical Nurse and Respiratory Therapy programs offered by some of the Campuses. These accreditations or approvals have been obtained because management believes they enhance the students' employment opportunities in those states that recognize the accrediting agencies.

        The qualifications of faculty members are regulated by applicable accreditation associations and/or agencies. Faculty standards must be met before the Campuses accreditation is renewed. In addition, faculty members teaching certain curriculum must meet standards set by applicable state licensing laws.

        Each Campus is licensed as an educational institution under applicable state and local laws, and is subject to a variety of state and local regulations. These regulations may include approval of the curriculum, faculty and general operations.

        Financing Student Education

        Tuition and other ancillary fees vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $4,000 to $22,000.

        Most students attending the Campuses utilize federal government grants and/or the Federal Family Education Loan programs available under the Higher Education Act of 1965 ("HEA"), and various programs administered thereunder to finance their tuition.

        Each Campus has at least one financial aid officer to assist students in preparing applications for federal grants and federal loans. Management estimates that during 2002, 82% of cash receipts were derived from funds obtained by students through these programs.

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

                                 Part I - Page 3

        The states of California, Colorado, Tennessee, Florida, Oregon, and Texas each offer state grants to students enrolled in educational programs of the type offered by the Campuses. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs.

        Students principally rely on a combination of two Federal programs:
Federal Pell Grants and Federal Family Education Loans (FFELs) also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. Federal Subsidized Stafford Loans are need based and awarded annually to students studying at least half time at an approved postsecondary educational institution. The maximum Pell Grant a student may receive for the 2002-2003 award year is $4,000. The amount a student actually receives is based on a federal regulatory formula devised by ED.

        FFELs are low interest federal student loans provided by banks and other lending institutions, the repayment of which is fully guaranteed as to principal and interest by the federal government through a guarantee agency. The student pays no interest on a Subsidized Stafford Loan while in school and for a grace period (up to six months) thereafter; on unsubsidized loans, interest accrues but is capitalized and added to the principal. Parents of dependent students can receive PLUS loans. There is no interest subsidy for PLUS loans. The parent borrower is responsible for all interest that accrues on the loan while the student is in school. For both subsidized and unsubsidized loans, students do not need to begin payment until expiration of a six-month grace period following last day of attendance. After such time, repayment is required in monthly installments, with a variable interest rate. Lenders making subsidized FFELs receive interest subsidies during the term of the loan from the federal government, which also pays all interest on these FFELs while the student attends school and during the grace period. In the event of default, all FFELs are fully guaranteed as to principal and interest by state or private guarantee agencies which, in turn, are reimbursed by the federal government according to the guarantee agency reinsurance provisions contained in the HEA.

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

        Regulation

        Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. The Company monitors compliance through periodic visits to the individual Campuses by Corporate staff. Failure to materially comply with such regulations at any of the Campuses could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. Independent certified public accountants audit the Campus' administration of federal funds as mandated by federal regulations. Additionally, these aid programs require accreditation by the Campuses. See "Accreditation and Licensing" and "Financing Student Education."

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





             (The remainder of this page left blank intentionally.)

                                 Part I - Page 4

        The following table sets forth the 2001, 2000, and 1999 cohort default rates for each of the Campuses.

                                Cohort Default Rates                                             Cohort Default Rates
                                --------------------                                             --------------------
Campus                     2001/(1)/     2000       1999                                     2001/(1)/    2000       1999
                           ----          ----       ----                                     ----         ----       ----
Garden Grove, CA             8.6        10.8         8.1          North Hollywood, CA        10.7         7.6        3.9
Denver, CO                  15.2        11.7         3.2          Portland, OR                5.1         9.5        6.3
Jacksonville, FL             4.7         3.4         6.9          San Bernardino, CA         15.4        13.0        8.2
Kansas City, MO              5.4         6.8         9.3          San Diego, CA              10.6         4.4        8.6
Lauderdale Lakes, FL        14.2        12.1         5.4          Tampa, FL                  11.7        10.7       10.1
Memphis TN                  13.6        13.5         6.7          Arlington, TX/(2)/

    (1) Preliminary rates received February 2003. These rates are subject to change and may not be reflective of the final rates for 2001.

    (2) The Arlington Campus began participating in the FFEL program in July 2001. Their first cohort year was October 1, 2001 to September 30, 2002. Therefore, Arlington will not have a published default rate until the 2002 rates are released in 2003.

        All of the Company's Campuses have at least one of their three most recent rates below 25% and are, therefore, eligible to participate in the FFEL program. The Company maintains aggressive default management plans for each Campus and monitors activity monthly. Staff at each Campus and Corporate Office assist and educate student borrowers in understanding their rights and responsibilities as borrowers under these student loan programs.

        In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Provisional certification limits the Campus' ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The Portland and Memphis campus received provisional certifications in 2002 that will expire in 2005. Provisional certification was received due to default rates and financial responsibility described below. In addition, the Arlington, Texas campus, which was purchased in 2002, received provisional certification due to the change in ownership. The Company does not believe provisional certification will have a material impact on its liquidity, results of future operations or financial position. There has been no material impact due to provisional certification in prior years.

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

        The 1998 HEA reauthorization imposed a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any payment period. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under this HEA requirement, students are obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company implemented this requirement on October 7, 2000 as required by regulation. The Company monitors the increase in accounts receivable from students and its impact on the Company's results of operations, financial condition and cash flows. During 2001 and 2002, the Company's provision for uncollectible accounts increased as a result of this regulation.

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

                                 Part I - Page 5

        The Company's composite score was 1.4, 1.7, and 2.0 in 2000, 2001, and 2002, respectively. The Company has demonstrated that it is financially responsible according to this calculation and was notified in 2002 that it no longer had to operate under the zone regulations due to its' composite score of
1.4 in 2000.

        An institution in the zone may need to provide to ED timely information regarding certain accrediting agency actions and certain financial events that may cause or lead to a deterioration of the institution's financial condition. In addition, financial and compliance audits may have to be submitted soon after the end of the institution's fiscal year. Title IV HEA funds may be subject to cash monitoring for institutions in the zone. The Company did not incur any financial impact when it operated in the zone.

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

Employees

        As of December 31, 2002, the Company had approximately 821 full and part-time employees, of which approximately 443 were faculty members. The Company has 272 management and administrative staff members employed at the Campuses and 45 employed at corporate headquarters. The remaining 61 employees are admissions personnel.

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

Risk Factors

Any of the following risks could materially adversely affect the Company's business, results of operations or financial condition.

Failure to Comply with Extensive Regulations Could Have a Material Adverse Effect on the Company's Business. Failure of the Company's Campuses to comply with extensive regulations could result in financial penalties, loss or suspension of federal funding.

        The Company's revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, the Company's students. A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the HEA. The Company received approximately 82% of cash receipts from such funds for the year ended December 31, 2002. To participate in such programs, an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the ED, and certification by the ED. As a result, the Company's Campuses are subject to extensive regulation by these agencies that, among other things, requires the Company to:

        . undertake steps to assure that the students at each of our Campuses do not default on federally guaranteed or funded student loans at a rate of 25% or more for three consecutive years;

        . limit the percentage of revenues derived at each Campus from federal student financial aid programs to less tan 90%;

        . adhere to financial responsibility and administrative capability standards;

                                 Part I - Page 6

        . prohibit the payment of incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid; and

        . achieve stringent completion and placement outcomes for short-term programs.

        These regulations cover virtually all phases of the Company's operations, including the Company's educational programs, facilities, instructional and administrative staff, administrative procedures, financial operations and financial strength. They also affect the Company's ability to acquire or open additional Campuses or change the Company's corporate structure. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements.

        If one of the Company's Campuses were to violate any of these regulatory requirements, the Company could suffer a financial penalty. The regulatory agencies could also place limitations on or terminate the Company's Campuses' receipt of federal student financial aid funds, which could have a material adverse effect on the Company's business, results of operations or financial condition. The Company believes that the Campuses substantially comply with the requirements of these regulatory agencies, but the Company cannot predict with certainty how all of these requirements will be applied, or whether the Company will be able to comply with all of the requirements in the future. Some of the most significant regulatory requirements and risks that apply to the Company's Campuses are described in the following paragraphs.

The U.S. Congress may change the law or reduce funding for federal student financial aid programs, which could harm the Company's business.

        The U.S. Congress regularly reviews and revises the laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. Congress must reauthorize HEA approximately every six years. The most recent reauthorization occurred in 1998 and reauthorized the HEA until September 30, 2004. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of the Company's Campuses or students to participate in these programs could have a material adverse effect on the Company's business, results of operations or financial condition. Legislative action may also increase the Company's administrative costs and burden and require the Company to modify the Company's practices in order for the Company's Campuses to comply fully with applicable requirements, which could have a material adverse effect on the Company's business, results of operations or financial condition.

        For example, the 1998 amendments to the HEA changed substantially the way federal student aid funds are handled when a student withdraws from a school. Instead of the previous federal refund policy, institutions must follow requirements which ensure the return to the federal student financial aid programs of all the unearned funds of a student who withdraws from a program. Final regulations implementing the new return of federal student financial aid funds policy were issued in November 1999. The regulations became effective October 7, 2000 and were implemented at our Campuses at that time.

        The effect of these new federal policies is to generally reduce the amount of federal loans and grant funds available to students who withdraw from school before finishing their programs. Consequently, the amount of money owed directly by the students to the Campuses could increase and, to the extent the students fail to pay the amounts owed, the Company's bad debt expense would increase. The Company has implemented procedures designed to mitigate the adverse impact of these new federal refund policies. The procedures, however, may be insufficient to entirely mitigate any adverse effect on bad debt expense. Any significant increase in bad debt could have a material adverse effect on the Company.

If the Company does not meet financial responsibility standards, the Company's Campuses may lose eligibility to participate in federal student financial aid programs.

        To participate in the federal student financial aid programs, an institution must either satisfy numeric standards of financial responsibility, or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Currently, only one of the Company's Campuses is required to post a letter of credit in favor of the ED. The ED is requiring the Company's new Campus acquired in August 2002 to post a letter of credit in the amount of $76,500. None of the remaining eleven Campuses are required to post a letter of credit in favor of the ED or accept other conditions on its participation in the federal student financial aid programs due to failure to satisfy the numeric standards of financial responsibility. The Company cannot assure you that the Company or the Company's Campuses will satisfy the numeric standards in the future.

The Campuses may lose eligibility to participate in federal student financial aid programs if their student loan default rates are too high.

        An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. If any of the Company's Campuses, depending on its size, loses eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on the Company's business, results of operations or financial condition.

                                 Part I - Page 7

Campuses may lose eligibility to participate in federal student financial paid programs if the percentage of their revenue derived from those programs is too high.

        A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year. If any of the Company's Campuses, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on the Company's business, results of operations or financial condition. The Company received a total of $49,144,000 from federal student financial aid programs in 2002.

If the Company fails to demonstrate "administrative capability" to the ED, the Company's business could suffer.

        ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in federal student financial aid programs. These criteria require, among other things, that the institution:

        .  comply with all applicable federal student financial aid regulations;

        . have capable and sufficient personnel to administer the federal student financial aid programs;

        .  provide financial aid counseling to its students; and

        . submit all reports and financial statements required by the regulations.

        If an institution fails to satisfy any of these criteria, the ED may:

        .  require the repayment of federal student financial aid funds;

        . transfer the institution from the "advance" system of payment of federal student financial aid funds to the "reimbursement" system of payment or cash monitoring;

        .  place the institution on provisional certification status; or

        . commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

        Should one or more of the Company's Campuses be limited in their access to, or lose, federal student financial aid funds due to their failure to demonstrate administrative capability, the Company's business could be materially adversely affected.

Regulatory agencies or third parties may commence investigation, bring claims or institute litigation against the Company.

        Because the Company operates in a highly regulated industry, the Company may be subject from time to time to investigations, claims of non-compliance, or law suits by governmental agencies, or third parties, which may allege statutory violation, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to the Company or if the Company were unable to successfully defend against third-party lawsuits, the Company may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on the Company's business. Even if the Company adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, the Company may have to devote significant money and management resources to address these issues, which could harm the Company's business.

If regulators do not approve the Company's acquisitions, the ability of the acquired institution to participate in federal student financial aid programs would be limited.

        When the Company acquires an institution, ED and most applicable state agencies and accrediting agencies consider that a change of ownership or control of the institution has occurred. A change of ownership or control of an institution under the standards of ED may result in the temporary suspension of the institution's participation in the federal student financial aid programs until the ED issues a temporary certification document. If the Company were unable to reestablish the state authorization, accreditation or ED certification of an institution the Company acquired, depending on the size of that acquisition, could have a material adverse effect on the Company's business, results of operations or financial condition. If regulators do not approve transactions involving a change of control, the institutions acquired may lose their ability to participate in federal student financial aid programs. If the Company or any of the Company's Campuses experience a change of control under the standards of applicable state agencies or accrediting agencies or the ED, the Company or the affected Campuses must seek the approval of the

                                 Part I - Page 8
relevant agencies. The failure of any of the Company's Campuses to reestablish its state authorization, accreditation or ED certification would result in a suspension or loss of federal student financial aid funding, which could have a material adverse effect on the Company's business, results of operations or financial condition.

        The ED, applicable state education agencies or applicable accrediting agencies may consider other transactions or events to constitute a change of control. Some of these transactions or events, such as a significant acquisition or disposition of the Company's common stock, may be beyond the Company's control.

If the Company's Campuses do not maintain their state authorizations and accreditations, they may not operate or participate in federal student financial aid programs.

        An institution that grants degrees, diplomas or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states. Requirements for authorization vary substantially among the states. State authorization and accreditation by an accrediting agency recognized by the ED are also required for an institution to participate in the federal student financial aid programs. Loss of state authorization or accreditation by any of the Company's Campuses, depending on the size of the Campus, could have a material adverse effect on the Company's business, results of operations or financial condition.

Failure to effectively manage the Company's growth could harm the Company's business.

        The Company expects to acquire new Campuses as a component of its strategy for growth. The Company regularly engages in evaluations of possible acquisition candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There can be no assurance that the Company will continue to be able to identify educational institutions that provide suitable acquisition opportunities or to acquire any such institutions on favorable terms. Furthermore, there can be no assurance that any acquired institutions can be successfully integrated into the Company's operations or be operated profitably. Acquisitions involve a number of special risks and challenges, including the diversion of management's attention, assimilation of the operations and personnel of acquired companies, adverse short-term effects on reported operating results, possible loss of key employees and difficulty of presenting a unified corporate image. Continued growth through acquisition may also subject the Company to unanticipated business or regulatory uncertainties or liabilities.

Opening new Campuses and adding new services could be difficult for the Company.

        The Company expects to develop, open and operate new Campuses, most likely as additional locations of existing Campuses. Establishing additional locations would pose unique challenges and require the Company to make investments in management, capital expenditures, marketing expenses and other resources. Because the Company has not yet established any new additional locations, there can be no certainty as to the Company's ability to be successful in any such endeavor. Any failure of the Company to effectively manage the operations of newly established Campuses could have a material adverse effect on the Company's business, results of operations and financial condition.

Failure to keep pace with changing market needs and technology could harm the Company's business.

        Prospective employers of the Company's graduates increasingly demand that their entry-level employees possess appropriate technological skills. Educational programs at the Company's Campuses must keep pace with these evolving requirements. If the Company cannot respond to changes in industry requirements, it could have a material adverse effect on the Company's business, results of operations or financial condition. Competitors with greater resources could harm the Company's business. The postsecondary education market is highly competitive. The Company's Campuses compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to those of the Company's Campuses. Although tuition at private nonprofit institutions is, on average, higher than tuition at the Company's Campuses, some public institutions are able to charge lower tuition than the Company's Campuses, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. Some of the Company's competitors in both the public and private sectors have substantially greater financial and other resources than the Company.

Failure to obtain additional capital in the future could reduce the Company's ability to grow.

        No assurance can be given that the Company will be able to obtain adequate funding to complete any potential acquisition or new Campus opening or that such an acquisition or opening will succeed in enhancing the Company's business and will not ultimately have a material adverse effect on the Company's business, results of operations and financial condition.

A Number of the Company's Shares of Common Stock Will be Eligible for Future Sale, Which May Cause the Company's Stock Price to Decline.

                                 Part I - Page 9

        The exercise of substantial amounts of options or warrants or the perception that such sales or exercises might occur could cause the market price of the Company's Common Stock to decline. On December 31, 2002, the Company had 4,558,289 shares of the Company's Common Stock outstanding. As of December 31, 2002, options to purchase 644,468 shares of the Company's Common Stock were outstanding, of which approximately 202,000 were exercisable as of such date at an average exercise price of $2.33. This concentration of stock options, relative to the amount of Common Stock outstanding, if exercised, will have a dilutive effect on the Company's earnings per share which could adversely affect the market price of the Company's Common Stock. From time to time, the Company may issue additional options to the Company's employees under the Company's existing stock option plan and under any new plans the Company may adopt.

        The Company entered into agreements on February 25, 1997 with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company. Mr. Seward purchased such shares for their purchase price of approximately $50,000. On September 30, 2001, Mr. Seward converted his 1,838 shares of Voting Preferred Stock into 18,380 shares of Common Stock. The New Debentures had nondetachable warrants ("Warrants") for approximately 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock. The following transactions have occurred with respect to the Voting Preferred Stock and New Debentures since December 31, 2001:

(1) The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively, "Cahill-Warnock") on November 25, 2002. The purpose of the agreement was to covert the Voting Preferred Stock into Common Stock.

(2) The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Registration Statement was effective February 5, 2003. The Company received no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock were issued and outstanding as of the date of the Registration Statement. The Robert F. Brozman Trust held 350,000 shares, Cahill, Warnock Strategic Partners Fund, L.P. held 237,000 shares, and Strategic Associates, L.P. held 13,000 shares. The remaining 533,090 shares related to common shares issued upon conversion of the preferred stock to common stock.

(3) The Securities and Exchange Commission made the Registration Statement effective February 5, 2003.

(4) Cahill-Warnock exchanged their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock on February 7, 2003. The Company has no remaining Preferred Stock outstanding.

(5) The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of $174,000.

(6)  Cahill-Warnock exercised the non-detachable Warrants on February 19, 2003.

(7) The Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants.

        The resulting issuance of 1,286,764 shares of Common Stock increased the availability of shares of Common Stock on the market. This exchange or subsequent registration of the Common Stock may depress the market price of the Company's Common Stock.





             (The remainder of this page left blank intentionally.)

                                Part I - Page 10

Item 2. Properties

        The Company's corporate office is located in Mission, Kansas. All Company buildings facilities are leased.

        The Company recently purchased a parcel of land to construct a parking lot for the Tampa Campus. The land is recorded on the balance sheet at its purchase price of $231,000.

        The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 2002:

                                                   Square
     Locations                                     Footage    Expiration/(1)/
     ---------                                     -------    ---------------
    Garden Grove, CA .........................      25,931        9-30-14

    North Hollywood, CA ......................      35,155        7-31-11

    San Bernardino, CA .......................      20,933        2-07-03

    San Bernardino, CA/(2)/ ..................      33,000        2-07-13

    San Diego, CA /(3)/ ......................      12,244       10-31-03

    Denver, CO. ..............................      19,438        7-31-04

    Lauderdale Lakes, FL .....................      18,288        5-31-04

    Jacksonville, FL .........................      21,147       12-31-09

    Tampa, FL ................................      17,257       12-31-11

    Kansas City, MO ..........................      24,214        2-28-06

    Mission, KS (Corporate Office) ...........      14,384        7-31-03

    Portland, OR. ............................      17,049       10-31-04

    Memphis, TN. .............................      34,394        8-31-08

    Arlington, Texas /(4)/ ...................       9,783        6-30-03

    /(1)/ Several of the leases provide renewal options, although renewals may be at increased rental rates.
    /(2)/ The Company has signed a lease agreement for a new San Bernardino location and moved in February 2003.
    /(3)/ The Company has signed a lease for a new facility in San Diego that is under construction. The lease will be 15 years from the date of occupancy and is 23,000 square feet. The Company anticipates moving in late 2003.
    /(4)/ The Company has signed a lease for a new facility. The facility is 26,562 square feet and the lease will be 10 years from date of occupancy. The Company anticipates moving in the summer of 2003. The Company also rents various equipment under leases that are generally cancelable within 30 days.

Item 3. Legal Proceedings

        The Company is sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract; deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company's management, resolution of such pending litigation and disputed findings will not have a material effect on the Company's financial condition or its results of operation.

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

Item 4. Submission of Matters to a Vote of Security Holders. - None

                                Part I - Page 11

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock ("Common Stock") is currently traded under the symbol "CCDC" on the NASDAQ SmallCap Market. The following table sets forth the high and low closing price reported at the end of the trading day, for the periods indicated as reported by NASDAQ. All price amounts below have been retroactively adjusted to reflect the Reverse Stock Split that occurred on November 21, 2001. The Company's stock was listed on the Over-the-Counter Bulletin Board ("OTCBB") prior to May 22, 2002. Prices prior to listing on NASDAQ were reported by the OTCBB.

             2002                                   High           Low
             ----                                   ----           ---
         First Quarter ........................    $ 7.80         $ 6.30
         Second Quarter .......................    $ 9.00         $ 7.15
         Third Quarter ........................    $10.78         $ 7.90
         Fourth Quarter .......................    $13.45         $10.35

             2001                                   High           Low
             ----                                   ----           ---
         First Quarter ........................    $ 1.90         $ 1.54
         Second Quarter .......................    $ 2.50         $ 1.60
         Third Quarter ........................    $ 5.20         $ 2.26
         Fourth Quarter .......................    $ 7.25         $ 5.00

         There were 212 shareholders of record of Common Stock at December 31, 2002.

         On February 28, 2003, the bid and asked prices of the Company's Common Stock on the NASDAQ SmallCap Market were $14.09 and $14.36 per share, respectively.

         The Company has never paid cash dividends on its common stock. Management currently anticipates retaining future earnings to finance internal growth and potential acquisitions. Payment of common stock dividends in the future will depend upon the Company's earnings and financial condition and various other factors the Board of Directors may deem appropriate at the time.

Item 6.  Selected Financial Data

         The following data should be read in conjunction with Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II Item 8, "Financial Statements and Supplementary Data."

Changes in Accounting Principle

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

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." There was no impact to the consolidated financial statements upon adoption of the accounting pronouncement. See Note 2 to Consolidated Financial Statements.

             (The remainder of this page left blank intentionally.)

                                Part II - Page 1

         The following selected data has been derived from the Company's audited financial statements for the years-ended 1998 through 2002. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

                                                                                     Years Ended December 31,
                                                                  ----------------------------------------------------------------
                                                                      2002         2001          2000         1999        1998
                                                                      ----         ----          ----         ----        ----
  Income Statement Data:                                                 (Dollars in thousands, except for per share data)
    Revenues ..................................................      $61,112      $49,049       $38,785     $35,299      $33,607
    Operating expenses ........................................       54,412       46,562        39,211      35,911       35,524
    Operating income (loss) ...................................        6,700        2,487          (426)       (612)      (1,917)
    Other non-operating income ................................          231          442           181          70          147
    Interest expense ..........................................          176          182           185         171          188
    Income (loss) before change in accounting principle .......        4,234        1,633          (266)       (477)      (1,212)
     Basic earnings (loss) per share before change in
       accounting principle (1) ...............................      $   .85      $   .36         ($.12)      ($.16)       ($.38)
     Diluted earnings (loss) per share before change in
       accounting principle (1) ...............................      $   .68      $   .28         ($.12)      ($.16)       ($.38)

    Net income (loss) .........................................        4,234        1,633          (352)       (477)      (1,212)
    Basic earnings (loss) per share (1) .......................      $   .85      $   .36         ($.14)      ($.16)       ($.38)
    Diluted earnings (loss) per share (1) .....................      $   .68      $   .28         ($.14)      ($.16)       ($.38)

  Balance Sheet Data:
    Total assets ..............................................      $40,051      $31,700       $25,012     $21,450      $21,235
    Subordinated debt due to related party ....................        3,500        3,500         3,500       3,500        3,500
    Stockholders' equity ......................................        9,990        6,186         4,977       5,411        5,536

  Other Data:
    Number of locations (2) ...................................           12           11            11          11           12
    Net enrollments (3) .......................................        8,510        7,080         6,072       5,633        4,823

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

General

         The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of December 31, 2002, the Company operated Campuses at 12 locations in seven states (the "Campuses"). The Company's revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 82% of cash revenue from such funds for the year ended December 31, 2002.

         The Company's revenue varies based on student enrollment and population. The number of students that attend our Campuses, the number of new enrollments during a fiscal period, student retention rates and general economic conditions impacts student population. The introduction of new programs at certain campuses, improved advertising effectiveness and student retention have been significant factors of increased student population in the last three years.

         The Company's revenues normally fluctuate as a result of seasonal variations in our business, due to enrollments and student population. Student population varies as a result of new student enrollments and student attrition. Historically, the Campuses have had lower student populations in the fourth quarter than in the remainder of the year due to fewer enrollments during the holiday periods in November and December. Expenses, however, do not vary as significantly as student population and revenues. The Company expects quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, and new program introductions. The operating results for any quarter are not necessarily indicative of the results for any future period.

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

         Accounts receivable are due from students and are primarily expected to be paid through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students during 2001 and 2002. This was a result of the Higher Education Act of 1965 ("HEA") refund provision that became effective October 2000. Under the HEA requirements, students are obligated to the Company for education costs that the student can no longer pay with Title IV funds. The Company expects that non-Title IV accounts and notes receivable due from students will increase in the future as student enrollment increases and that the related provision for uncollectible accounts will also increase.

           (The remainder of this page was left blank intentionally.)

                                Part II - Page 3

         The following table presents the revenue for the periods indicated.

                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                                           (In Thousands)
                                                                             2002             2001               2000
                                                                             ----             ----               ----
      Revenue ........................................................      $61,112          $49,049           $38,785

         The following table presents the relative percentage of revenues derived and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.

                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                             2002             2001               2000
                                                                             ----             ----               ----
      Revenue ........................................................       100.0%           100.0%            100.0%

      Operating expenses:
          Instruction costs and services .............................        30.6             35.3              39.6
          Selling and promotional ....................................        13.7             15.8              17.1
          General and administrative .................................        39.1             39.0              42.9
      Provision for uncollectible accounts ...........................         5.6              4.8               1.5
                                                                             -----            -----             -----
          Total operating expense ....................................        89.0             94.9             101.1
                                                                              ----            -----             -----

      Operating income (loss) ........................................        11.0              5.1              (1.1)
          Other non-operating income .................................         0.4              0.9               0.5
      Interest expense ...............................................         0.3              0.4               0.5
                                                                             -----            -----             -----

      Income (loss) before income taxes and cumulative effect of
          change in accounting principle .............................        11.1              5.6              (1.1)
      Provision (benefit) from income taxes ..........................         4.1              2.3              (0.4)
      Income (loss) before cumulative effect of change in accounting
          principle ..................................................         7.0              3.3              (0.7)
      Cumulative effect of change in accounting principle ............                                           (0.2)
                                                                            ------            -----             -----
      Net Income(loss) ...............................................         7.0%             3.3%             (0.9)%
                                                                            ======            =====             =====

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

Current Trends and Recent Events

         The Company began trading on the NASDAQ SmallCap Market on May 22, 2002 under the ticker symbol CCDC. Previously the Company was listed on the over-the-counter bulletin board.

         The Company acquired all the assets of EHE of Arlington, Texas for $890,000 on August 22, 2002. EHE provides Vocational Nursing and other health-care related courses. The revenue and expenses contributed by EHE have been included in the accompanying statement of operations since the date of acquisition. Such revenue and expenses were minimal for the year ended December 31, 2002. The Company signed a lease for a new facility and plans to expand the number of programs offered at the campus beginning in mid-2003.

         The Company received an insurance settlement of $306,000 for damages to the Lauderdale Lakes campus in 2000. Construction workers failed to properly secure the roof resulting in water damage to the facility. The settlement was recorded as a reduction to General and Administrative expense in the fourth quarter and was primarily for supplies damaged by the water.

         The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively, "Cahill-Warnock") on November 25, 2002, which provides in part, that upon the second business day following the effectiveness of a Registration Statement (the "Conversion Date"), (i) the Selling Shareholders shall exchange their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock and (ii) the Company shall pay to Cahill-Warnock an amount that is equal to $4.08 per share of the Class B Voting Convertible Preferred Stock beneficially owned by Cahill-Warnock on the Conversion Date, which, notwithstanding anything to the contrary in the certificate of designation of the Company, shall constitute all dividend payments owed to Cahill-Warnock through the years ended December 31, 2002 and December 31, 2003. The Conversion and Exchange Agreement provides, among other things; that the Company and the Selling Stockholders execute the Amended and Restated Stockholders' Agreement, dated November 25, 2002, which contains agreements pertaining to (i) the manner in which the Board of Directors of the Company are elected, (ii) restrictions on the transfer of shares of Common Stock and (iii) the right of the Selling Stockholders to require the Company to register their shares of Common Stock in the event this Registration Statement does not remain effective. The Company's 2002 consolidated financial statements reflect the conversion of preferred shares to common shares as of November 25, 2002.

         The Company's Board of Directors appointed Janet M. Stallmeyer, R.N. to the Board of Directors on December 17, 2002. Ms. Stallmeyer has thirty years of experience in health-care and is currently President and Chief Executive Officer of Coventry Health Care of Kansas, Inc.

         The student population was 5,056 at December 31, 2002 compared to 4,269 at December 31, 2001. The student population increase was primarily due to increased demand for courses. Student enrollments increased 20.2% to 8,510 for the year ended December 31, 2002 compared to 7,080 in 2001.

         The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Registration Statement was effective February 5, 2003. The Company received no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock were issued and outstanding as of the date of the Registration Statement. The Robert F. Brozman Trust held 350,000 shares, Cahill, Warnock Strategic Partners Fund, L.P. held 237,000 shares, and Strategic Associates, L.P. held 13,000 shares. The remaining 533,090 shares related to common shares issued upon conversion of the preferred stock to common stock.

         Cahill-Warnock exercised the non-detachable Warrants related to the $3,500,000, 5% debentures on February 19, 2003. The Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants.

                                Part II - Page 5

Operating Results

2002 compared to 2001

         The student population was 5,056 at December 31, 2002 compared to 4,269 at December 31, 2001. The student population increase was primarily due to increased demand for courses. Student enrollments increased 20.2% to 8,510 for the year ended December 31, 2002 compared to 7,080 in 2001. Two new courses at current locations increased enrollment by 133 students. The Arlington, Texas campus purchased in August 2002 contributed 49 new enrollments. The remaining enrollment increase of 1,248 or 17.2% was from existing programs at established schools.

         Net income of $4,234,000 was recorded for the year ended December 31, 2002 compared to $1,633,000 for the year ended December 31, 2001. The increase in net income is mostly attributable to increases in student enrollment and related revenues exceeding increases in variable costs. Total operating expenses as a percentage of revenues decreased to 89.0% in 2002 from 94.9% in 2001.

         Revenue increased 24.6% or $12,063,000 to $61,112,000 for the year ended December 31, 2002 compared to $49,049,000 in 2001. The revenue increased due to higher student enrollments, increased average student population and a small price increase. Average student population increased 19.1% to 5,069 in 2002 compared with 4,257 in 2001.

         Instruction Costs and Services - increased $1,379,000 or 8.0% to $18,709,000 compared to $17,330,000 in 2001. The increase from 2001 was primarily a result of increased salaries due to additional enrollments. Salaries increased $1,215,000 compared to 2001.

         Selling and Promotional - increased $621,000 or 8.0% to $8,390,000 compared to $7,769,000 in 2001. The increase was due to additional advertising expenses and salaries compared to 2001. Advertising and salary expense increased $226,000 and $395,000, respectively to generate more prospective student leads.

         General and Administrative - increased 25.0% or $4,767,000 to $23,871,000 compared to $19,104,000 in 2001. The increase was primarily the result of additional payroll, rent, insurance expense, and health insurance. Administrative payroll increased $2,382,000 as enrollments improved compared to 2001. Rent increased $413,000 due to annual rent increases, additional leased space at current locations, and rent at the new Campus in Arlington, Texas. Insurance expense increased $439,000 compared to 2001 as a result of higher insurance premiums. Health insurance increased $473,000 due to higher administrative expenses and claims filed in 2002. The Company received an insurance settlement of $306,000 for damages done to its' Lauderdale Lakes, Florida Campus in 2000. The settlement was recorded as a reduction of expenses in the fourth quarter of 2002. The Company also experienced increases in several other categories as enrollments increased 20.2% compared to 2001.

         Provision for Uncollectible Accounts - increased $1,083,000 during 2002. This increase is attributable to the $12,063,000 increase in revenues, the $3,256,000 increase in accounts and notes receivable from December 31, 2001 and a slight deterioration in the aging of accounts receivable. The accounts and notes receivable increased due to higher student enrollments.

         Other Non-Operating Income - decreased $211,000 to $231,000 compared to $442,000 in 2001. The decrease was primarily a result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001, see discussion under Asset Sales. In addition, interest income decreased due to falling interest rates in 2002.

         Interest Expense - decreased $6,000 or 3.3% to $176,000 compared to $182,000 in 2001.

         Provision for Income Taxes - a tax provision of $2,521,000 or 37.3% of pretax income was recorded in 2002 compared to $1,114,000 or 40.6% of pretax income in 2001.

         EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 4,533,000 in 2002 from 3,940,000 in 2001. Basic income per share was $.85 in 2002 compared to $.36 in 2001. Basic income per share is shown after a reduction for preferred stock dividend accretion of $214,000 and $226,000 in 2002 and 2001, respectively. In addition, basic income per share is shown after the special dividend payment of $174,000 for the early payment of the 2003 dividends, see discussion of Cahill, Warnock transaction under Liquidity and Capital Resources. Diluted weighted average common shares outstanding increased to 6,142,000 in 2002 from 5,473,000 in 2001. Diluted income per share was $.68 for the year ended December 31, 2002 compared to $.28 in 2001. Diluted income per share is shown after a reduction for preferred stock dividend accretion of $226,000 in 2001 and interest on convertible debt, net of tax of $108,000 in 2002 and $105,000 in 2001. In addition, diluted income per share is shown after the special dividend payment of $174,000 for the early payment of the 2003 dividends, see discussion of Cahill, Warnock transaction under Liquidity and Capital Resources.

                                Part II - Page 6

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

         Other Non-Operating Income - increased $261,000 to $442,000 compared to $181,000 in 2000. Most of the increase was a result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001, see discussion under Asset Sales. In addition, interest income increased due to the Company having a larger cash balance, offset by falling interest rates during 2001.

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

                                Part II - Page 7

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

Liquidity and Capital Resources

         A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 82% of cash revenue from such funds for the year ended December 31, 2002 compared to 83% for 2001.

         Accounts receivable are due from students and are primarily expected to be paid through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students during 2001 and 2002. This was as a result of the Higher Education Act of 1965 ("HEA") refund provision that became effective October 2000. Under the HEA requirements, students are obligated to the Company for education costs that the student can no longer pay with Title IV funds. The Company expects that non-Title IV accounts and notes receivable due from students will increase in the future as student enrollment increases and that the related provision for uncollectible accounts will also increase.

                                Part II - Page 8

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

Cahill, Warnock Transactions

         The Company entered into agreements on February 25, 1997 with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company. Mr. Seward purchased such shares for their purchase price of approximately $50,000. On September 30, 2001, Mr. Seward converted his 1,838 shares of Voting Preferred Stock into 18,380 shares of Common Stock. The New Debentures had nondetachable warrants ("Warrants") for approximately 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock. The following transactions have occurred with respect to the Voting Preferred Stock and New Debentures since December 31, 2001:

(1) The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively "Cahill-Warnock") on November 25, 2002. The purpose of the agreement was to covert the Voting Preferred Stock into Common Stock.
(2) The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Registration Statement was effective February 5, 2003. The Company received no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock were issued and outstanding as of the date of the Registration Statement. The Robert F. Brozman Trust held 350,000 shares, Cahill, Warnock Strategic Partners Fund, L.P. held 237,000 shares, and Strategic Associates, L.P. held 13,000 shares. The remaining 533,090 shares related to common shares issued upon conversion of the preferred stock to common stock.
(3) The Securities and Exchange Commission made the Registration Statement effective February 5, 2003.
(4) Cahill-Warnock exchanged their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock on February 7, 2003. The Company has no remaining Preferred Stock outstanding.
(5) The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of $174,000.
(6)  Cahill-Warnock exercised the non-detachable Warrants on February 19, 2003.
(7) The Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants.

Please see note 10 concerning the pro-forma effect of the redemption of debentures and related exercise of warrants.

Bank Financing

         The Company negotiated a $3,000,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. The amount available under the facility is offset by the letter of credit discussed below. As a result $2,764,000 is currently available under the facility. This facility is due to expire on April 30, 2003. The Company expects to renew or replace the facility before it expires on April 30, 2003. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

                                Part II - Page 9

     On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's Garden Grove, California location. The letter of credit will expire October 2, 2003. Each year as the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000, $471,000, $354,000, and $236,000 at
December 31, 1999, 2000, 2001, and 2002, respectively. The letter can only be drawn upon if there is default under the lease agreement. There has been no default at any time under the lease agreement.

     On November 21, 2002, Security Bank of Kansas City issued a $77,000 letter of credit to ED. This was due to EHE not meeting financial responsibility and compliance attestation standards. The letter of credit will expire in one year but the Company anticipates they will no longer have to post the letter of credit once the Company submits its 2002 financial statement to ED.

Cash Flows and Other

     Net cash flows from operating activities was $5,548,000 in 2002 compared to $5,817,000 in 2001. Net income increased $2,601,000 from $1,633,000 in 2001 to
$4,234,000 in 2002. The increase in net income was off-set by an increase in accounts receivable and higher cash payments for income taxes, resulting in a small decrease in net cash flows for operating activities.

     Cash used in investing activities was $3,070,000 and $2,394,000 in 2002 and 2001, respectively. Cash was used in both years to purchase short-term investments and capital expenditures. In addition, the company purchased EHE in August 2002 for $890,000. The Company also purchased land in 2002 for $231,000 to add parking at its' Tampa, Florida Campus. Capital expenditures in both years were primarily for additional computer equipment, classroom furniture, equipment, and leasehold improvements.

     Cash used in financing activities was $257,000 in 2002 compared to $379,000 in 2001. The cash used in financing activities in 2002 is the result of the purchase of treasury shares and payment of dividends on the Voting Preferred Stock, off set by a decrease in proceeds from the issuance of common shares under the stock option plan.

     The Company's Board of Directors approved a 500,000 shares repurchase program in August 2000. As of December 31, 2002 the Company had purchased a total of 276,135 shares at an average price of $3.84 pursuant to the buy back plan. The purchases as of December 31, 2001 were 256,235 shares at an average price of $3.27. The Company purchased 19,900 shares in 2002 at an average price of $11.18.

     The Company meets its working capital, capital equipment purchases and cash requirements with funds generated internally. The Company has generated positive cash flows from operations for the last four years. Management currently expects cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements. However, cash flows are dependent on the Company's ability to maintain Title IV eligibility, maintain demand for programs and to minimize uncollectible accounts receivable through effective collections and improved retention.

     The Company has no off balance sheet financing arrangements.

Critical Accounting Policies and Estimates

     The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. The Company evaluates on a continuing basis, our estimates, including those related to allowance for doubtful accounts and intangible assets. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Allowance for Doubtful Accounts.

     Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company offers a variety of payment plans to students for payment of the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our students to make required payments. The Company's estimate is based upon historical experience and is continually updated. The Company realized

                               Part II - Page 10
a higher level of uncollectible accounts receivable from students during the first three quarters of 2002 as enrollment increased significantly. The Company expects that non-Title IV accounts and notes receivable due from students will increase in the future as student enrollment increases and that the related provision for uncollectible accounts will also increase. The Company believes the allowance for doubtful accounts is adequate; however, losses related to unpaid student balances could exceed the amounts reserved for allowance for doubtful accounts.

Intangible Assets.

     The Company has intangible assets, including goodwill and non-compete agreements. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. The Company reviews intangible assets whenever certain events occur or there are changes in circumstances for impairment by comparing the carrying value to future undiscounted cash flows. To the extent that there is impairment, analysis is performed based on several criteria, including but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. In addition, a determination is made by management to ascertain whether goodwill has been impaired. Analysis is performed on an operating business unit basis under the fair value method. If the review indicates that goodwill is not recoverable, the Company would recognize an impairment loss.

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

     Subsequently, the ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds to SCI. The amount currently being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI notified ED's collection agency that SCI disputes these claims, provided certain information to the collection agency for ED and offered to settle all of ED's claims for the amount of the funds then held by SCI in its only bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in prior years. In response to the 1999 correspondence, SCI again notified ED that it disputes these claims. Since 1999, SCI has not received any further demands, notice or information from ED.

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

Other

     The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 2002. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of legislation extending the Higher Education Act of 1965, as amended. During 2002, the Campus' percentages of Title IV Funds ranged from 62.3% to 86.9%.

New Accounting Pronouncements

     SFAS 143, "Accounting for Asset Retirement Obligations" requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. Adoption of SFAS 143, effective January 1, 2003, had no effect on the Company's financial position or results of operations.

                               Page II - Page 11

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


Item 8. Financial Statements and Supplementary Data



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Concorde Career Colleges, Inc. and Subsidiaries:

Report of Independent Accountants-BKD, LLP. ....................................................   II-13

Report of Independent Accountants-PricewaterhouseCoopers LLP. ..................................   II-14

Consolidated Balance Sheets--December 31, 2002 and 2001 ........................................   II-15

Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000 ............   II-17

Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000 ............   II-18

Consolidated Statements of Changes In Stockholders' Equity--
    Years Ended December 31, 2002, 2001 and 2000 ...............................................   II-19

Notes to Consolidated Financial Statements--Years Ended December 31, 2002, 2001 and 2000 .......   II-20



             (The remainder of this page left intentionally blank.)

                               Part II - Page 12

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Concorde Career Colleges, Inc.
Mission, Kansas:

     We have audited the accompanying consolidated balance sheets of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and intangible assets.


                                    BKD, LLP

Kansas City, Missouri
February 25, 2003





             (The remainder of this page left intentionally blank.)

                               Part II - Page 13

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Concorde Career Colleges, Inc. and Subsidiaries:

     In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity for the year ended December 31, 2000 (listed in the index appearing under Item 15(a)(1) and Part IV - Page 1) present fairly, in all material respects, the results of operations and cash flows of Concorde Career Colleges and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Kansas City, Missouri
March 23, 2001, except as to the reverse stock split which is as of November 21, 2001 and except with respect to the 2001 transitional disclosures relating to the adoption of Statement of Financial
Accounting Standards No. 142 as described in Note 2, as to which the date is January 1, 2002









             (The remainder of this page left intentionally blank.)

                               Part II - Page 14

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                         December 31,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
Current Assets:
   Cash and cash equivalents .................   $  9,777,000    $  7,556,000
   Short term investments ....................      2,521,000       2,183,000
   Receivables
     Accounts receivable .....................     19,784,000      16,639,000
     Notes receivable ........................      1,733,000       1,534,000
     Allowance for uncollectible accounts ....     (1,909,000)     (1,639,000)
                                                 ------------    ------------
         Net receivables .....................     19,608,000      16,534,000
   Recoverable income taxes ..................        227,000
   Deferred income taxes .....................        952,000         962,000
   Supplies and prepaid expenses .............      2,005,000       1,119,000
                                                 ------------    ------------
         Total current assets ................     35,090,000      28,354,000

Fixed Assets, Net ............................      3,541,000       2,625,000
                                                 ------------    ------------

Other Assets:
     Long-term notes receivable ..............        218,000         306,000
     Allowance for uncollectible notes .......        (19,000)        (28,000)
     Deferred income taxes ...................                        175,000
     Goodwill ................................        954,000         256,000
     Intangible, net .........................        265,000
     Deferred financing cost, net ............          2,000          12,000
                                                 ------------    ------------
         Total other assets ..................      1,420,000         721,000
                                                 ------------    ------------
                                                 $ 40,051,000    $ 31,700,000
                                                 ============    ============





  The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 15

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,
                                                                        ----------------------------
                                                                            2002            2001
                                                                        ------------    ------------
Current Liabilities:
     Deferred revenues ..............................................   $ 20,996,000    $ 17,378,000
     Accrued salaries and wages .....................................      1,363,000         846,000
     Accounts payable ...............................................      2,599,000       1,884,000
     Accrued liabilities ............................................      1,228,000       1,045,000
     Accrued income taxes payable ...................................                        816,000
     Subordinated debt due to related party .........................      3,500,000
     Dividends payable ..............................................        218,000          45,000
                                                                        ------------    ------------
         Total current liabilities ..................................     29,904,000      22,014,000

Subordinated Debt Due To Related Party ..............................                      3,500,000
Deferred Income Taxes ...............................................        157,000

Stockholders' Equity:
     Preferred Stock, ($.10 par value, 600,000 shares authorized)
         53,309 Class B shares issued and outstanding at December
         31, 2001 ...................................................                          5,000

     Common stock, ($.10 par value, 19,400,000 shares
         authorized) 4,846,699 shares issued and 4,558,289 shares
         outstanding in 2002 (4,254,255 shares issued
         and 3,985,370 shares outstanding in 2001) ..................        485,000         425,000
     Capital in excess of par .......................................      9,831,000       9,706,000
     Retained Earnings (Deficit) ....................................        791,000      (3,055,000)
     Less treasury stock, 288,410 shares in 2002 and 268,885 in
         2001, at cost ..............................................     (1,117,000)       (895,000)
                                                                        ------------    ------------
         Total stockholders' equity .................................      9,990,000       6,186,000
                                                                        ------------    ------------
                                                                        $ 40,051,000    $ 31,700,000
                                                                        ============    ============



  The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 16

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                              -------------------------------------------
                                                                  2002            2001           2000
                                                              ------------    ------------   ------------
Net Revenues ..............................................   $ 61,112,000    $ 49,049,000   $ 38,785,000
Costs and Expenses:
     Instruction costs and services .......................     18,709,000      17,330,000     15,347,000
     Selling and promotional ..............................      8,390,000       7,769,000      6,618,000
     General and administrative ...........................     23,871,000      19,104,000     16,653,000
     Provision for uncollectible accounts .................      3,442,000       2,359,000        593,000
                                                              ------------    ------------   ------------
         Total Costs and Expenses .........................     54,412,000      46,562,000     39,211,000
                                                              ------------    ------------   ------------
Operating Income (Loss) ...................................      6,700,000       2,487,000       (426,000)
Interest and Other Non-Operating Income ...................        231,000         442,000        181,000
Interest Expense ..........................................        176,000         182,000        185,000
                                                              ------------    ------------   ------------
Income (Loss) Before  Benefit from Income Taxes and
Cumulative Effect of Change in Accounting Principle .......      6,755,000       2,747,000       (430,000)
Provision (Benefit) For Income Taxes ......................      2,521,000       1,114,000       (164,000)
                                                              ------------    ------------   ------------
Income (Loss) Before Cumulative Effect of Change in
Accounting Principle ......................................      4,234,000       1,633,000       (266,000)
Cumulative Effect of Change in Accounting Principle, net of
    Tax ...................................................                                       (86,000)
                                                              ------------    ------------   ------------
    Net Income (Loss) .....................................      4,234,000       1,633,000       (352,000)
Class B Preferred Stock Accretion .........................        388,000         226,000        191,000
                                                              ------------    ------------   ------------
Net Income (Loss) Available to Common Shareholders ........   $  3,846,000    $  1,407,000   $   (543,000)
                                                              ============    ============   ============
Weighted Average Shares Outstanding:

    Basic .................................................      4,533,000       3,940,000      3,976,000

    Diluted ...............................................      6,142,000       5,473,000      3,976,000

Basic Income (Loss) Per Share:
    Income (Loss) before cumulative effect of change in
      accounting principle ................................   $        .85    $        .36   $       (.12)
    Cumulative effect to January 1, 2000 of change in
      accounting principle, net of tax ....................   $               $              $       (.02)
                                                              ------------    ------------   ------------
    Net Income (Loss) .....................................   $        .85    $        .36   $       (.14)
                                                              ============    ============   ============
Diluted Income (Loss) Per Share:
    Income (Loss) before cumulative effect of change in
      accounting principle ................................   $        .68    $        .28   $       (.12)
    Cumulative effect to January 1, 2000 of change in
      accounting principle, net of tax ....................   $               $              $       (.02)
                                                              ------------    ------------   ------------
Net Income (Loss) .........................................   $        .68    $        .28   $       (.14)
                                                              ============    ============   ============

  The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 17

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Years Ended December 31,
                                                            -----------------------------------------
                                                               2002           2001           2000
                                                            -----------    -----------    -----------
Cash Flows Operating Activities:
   Net Income (Loss) ....................................   $ 4,234,000    $ 1,633,000    $  (352,000)
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities - -
   Depreciation and amortization ........................       992,000        998,000      1,151,000
   Provision for uncollectible accounts .................     3,442,000      2,359,000        593,000
   Cumulative effect of change in accounting principle ..                                      86,000
   Provision for deferred income taxes ..................       342,000        189,000       (207,000)
Change in assets and liabilities - -
   Increase in receivables, net .........................    (6,307,000)    (4,830,000)    (1,723,000)
   Increase in deferred revenue .........................     3,355,000      3,262,000      3,781,000
   Income taxes payable/recoverable .....................    (1,043,000)       820,000        418,000
   Increase in accounts payable and other, net ..........       533,000      1,386,000         28,000
                                                            -----------    -----------    -----------
     Total adjustments ..................................     1,314,000      4,184,000      4,127,000
                                                            -----------    -----------    -----------
     Net operating activities ...........................     5,548,000      5,817,000      3,775,000
                                                            -----------    -----------    -----------
Cash Flows Investing Activities:
   Acquisition of Extended Health Education .............      (890,000)
   Purchase of short term investments ...................      (338,000)    (1,567,000)      (616,000)
   Capital expenditures .................................    (1,842,000)      (827,000)      (794,000)
                                                            -----------    -----------    -----------
     Net investing activities ...........................    (3,070,000)    (2,394,000)    (1,410,000)
                                                            -----------    -----------    -----------
Cash Flows Financing Activities:
   Treasury stock purchased .............................      (222,000)      (724,000)      (113,000)
   Dividends paid .......................................      (174,000)      (135,000)
   Stock options exercised ..............................        73,000        458,000          2,000
   Stock purchase plan ..................................        66,000         22,000         29,000
                                                            -----------    -----------    -----------
     Net financing activities ...........................      (257,000)      (379,000)       (82,000)
                                                            -----------    -----------    -----------
Net Increase in Cash and Cash Equivalents ...............     2,221,000      3,044,000      2,283,000
Cash and Cash Equivalents at Beginning of Year ..........     7,556,000      4,512,000      2,229,000
                                                            -----------    -----------    -----------
Cash and Cash Equivalents at End of Year ................   $ 9,777,000    $ 7,556,000    $ 4,512,000
                                                            ===========    ===========    ===========
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
   Interest .............................................   $   220,000    $   139,000    $   185,000
   Income taxes .........................................     3,319,000        120,000         45,000


  The accompanying notes are an integral part of these consolidated statements.

                               Part II - Page 18

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Retained
                                                                           Capital in        Earnings      Treasury
                                         Preferred Stock   Common Stock   Excess of Par      (Deficit)       Stock        Total
                                         ---------------   ------------   --------------   ------------  ------------  -----------
BALANCE, December 31, 1999 .............   $     6,000      $   397,000     $ 8,986,000    $(3,919,000)  $   (59,000)  $ 5,411,000

   Net Loss ............................                                                      (352,000)                   (352,000)
   Class B Preferred Stock Accretion ...                                        191,000       (191,000)
   Stock Options Exercised .............                          1,000           1,000                                      2,000
   Employee Stock Purchase Plan ........                          2,000          27,000                                     29,000
   Treasury Stock Issued ...............                                         (1,000)                       1,000
   Treasury Stock Purchased ............                                                                    (113,000)     (113,000)
                                           -----------      -----------     -----------    -----------   -----------   -----------
BALANCE, December 31, 2000 .............         6,000          400,000       9,204,000     (4,462,000)     (171,000)    4,977,000

   Net Income ..........................                                                     1,633,000                   1,633,000
   Class B Preferred Stock Accretion ...                                        226,000       (226,000)
   Class B Preferred Stock Dividends ...                                       (180,000)                                  (180,000)
   Preferred Stock Converted to
       Common Stock ....................        (1,000)           2,000          (1,000)
   Stock Options Exercised .............                         22,000         436,000                                    458,000
   Employee Stock Purchase Plan ........                          1,000          21,000                                     22,000
   Treasury Stock Purchased ............                                                                    (724,000)     (724,000)
                                           -----------      -----------     -----------    -----------   -----------   -----------
BALANCE, December 31, 2001 .............         5,000          425,000       9,706,000     (3,055,000)     (895,000)    6,186,000

   Net Income ..........................                                                     4,234,000                   4,234,000
   Class B Preferred Stock Accretion ...                                        388,000       (388,000)
   Class B Preferred Stock Dividends ...
       including special dividend of
       $174,000 ........................                                       (347,000)                                  (347,000)
   Preferred Stock Converted to
       Common Stock ....................        (5,000)          53,000         (48,000)
   Stock Options Exercised .............                          6,000          67,000                                     73,000
   Employee Stock Purchase Plan ........                          1,000          65,000                                     66,000
   Treasury Stock Purchased ............                                                                    (222,000)     (222,000)
                                           -----------      -----------     -----------    -----------   -----------   -----------
BALANCE, December 31, 2002 .............   $                $   485,000     $ 9,831,000    $   791,000   $(1,117,000)  $ 9,990,000
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

                  Years Ended December 31, 2002, 2001, and 2000


1.  Business and Summary of Significant Accounting Policies:

Background

         Concorde Career Colleges, Inc. ("Concorde") and Subsidiaries (the "Company") owns and operates proprietary, post-secondary Campuses which offer career training designed to provide primarily entry-level skills readily needed in the allied health field. The Company's Campuses offer vocational training programs in seven states, California, Colorado, Florida, Missouri, Oregon, Tennessee, and Texas (the "Campuses").

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

Revenue Recognition

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

         Most students enrolled at the Company's Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2002, management estimates that 82 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 18 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

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

Reverse Stock Split

         The Company affected a one-for-two Reverse Stock Split on November 21, 2001. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. The par value of the Company's Common Stock remained $.10 per share.

Cash and Cash Equivalents

         Cash and cash equivalents are made up of cash and those items with maturity at the date of purchase of three months or less. Cash equivalents include money market funds, certificates of deposit and treasury bills that are carried at cost, which approximates fair value. Income on cash equivalents is included in other non-operating income in the statement of operations.

                               Part II - Page 20

Short Term Investments

         Short-term investments are those items with maturity of three months to one year. Short-term investments are carried at cost, which approximates fair value. At December 31, 2002 short-term investments consisted of certificates of deposit with a six-month maturity. Income related to short term investments is included in other non-operating income in the statement of operations.

Accounts Receivable and Notes Receivable

         Accounts receivable are amounts due from students that are primarily expected to be paid through the use of federal and state sources of funds. The Company has realized a higher level of uncollectible accounts receivable from students as a result of the Higher Education Act of 1965 ("HEA") refund provision which became effective in October 2000. Under the HEA requirements students are obligated to the Company for education costs that the student can no longer pay with Title IV funds. The Company's accounts and notes receivable increased $3,256,000 in 2002.

         The Company maintains an allowance for uncollectible accounts and notes receivable. A provision is charged to earnings for the amount of estimated uncollectible accounts based upon collection trends, aging of accounts and other current factors. However, unpaid balances are usually written-off 180 days after the student withdraws or graduates from the Campus and/or ceases to make payments. Internal collection efforts, as well as outside professional services, are used to pursue collection of delinquent accounts. The amount of actual uncollectible accounts could differ materially from the estimates reflected in the financial statements.

         Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates. It is not practicable to determine the fair value of notes receivables without incurring excessive costs. The Company has no quoted market prices or dealer quotes to compare similar loans made to borrowers with similar credit ratings. In addition, the Company cannot readily establish a pattern of future cash flows to estimate fair value. However, management believes that the carrying amounts (net of allowance for uncollectible accounts) recorded at December 31, 2002, are not impaired and are not materially different from their corresponding fair values.

Fixed Assets

         Fixed assets are recorded at cost. Furniture and equipment is depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful life or terms of the related leases.

         Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. The costs and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is recognized in the year of disposal. Depreciation expense was $957,000 in 2002, $939,000 in 2001, and $1,091,000 in 2000.

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

Impairment of Long-Lived Assets

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value less costs to sell. The Company has not reported any provision for impairment of long-lived assets.

Advertising Costs

         The Company expenses advertising costs as they occur. Advertising expense, which is included in selling and promotional expenses, was $4,899,000 in 2002, $4,673,000 in 2001, and $3,645,000 in 2000.

                               Part II - Page 21

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

Stock-Based Compensation

         The Company has stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or exceeding the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and income per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standard
(SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                             Year Ended December 31,
                                                                     ----------------------------------------
                                                                          2002         2001           2000
                                                                          ----         ----           ----
         Net income (loss) before cumulative effect of change
             in accounting principle, as reported ...............    $4,234,000     $1,633,000     $(266,000)
         Total stock-based employee compensation cost
             determined under the fair value based method,
             net of income taxes ................................      (329,000)      (138,000)     (202,000)
                                                                     ----------     ----------     ---------
         Pro forma net income (loss) before cumulative effect
             of change in accounting principle ..................    $3,905,000     $1,495,000     $(468,000)
                                                                     ==========     ==========     =========

         Income (loss) per share before cumulative effect of
             change in accounting principle
             Basic - as reported ................................    $      .85     $      .36     $    (.12)
                                                                     ==========     ==========     =========
             Basic - pro forma ..................................    $      .78     $      .32     $    (.08)
                                                                     ==========     ==========     =========
             Diluted - as reported ..............................    $      .68     $      .28     $    (.12)
                                                                     ==========     ==========     =========
             Diluted - pro forma ................................    $      .63     $      .27     $    (.08)
                                                                     ==========     ==========     =========

2.  Business Combination and Accounting for Goodwill and Intangible Assets:

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provision of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." There was no impact to the consolidated financial statements upon adoption of SFAS No. 142.

         On August 22, 2002, the Company acquired certain assets and assumed certain liabilities of Extended Health Education, Inc. for $890,000 in cash. This business combination has been accounted for as a purchase whereby the purchase price was allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. Of the $998,016 of acquired intangible assets, $250,000 was assigned to non-compete agreements and will be amortized over the three-year term of the agreements, and $50,000 was allocated to course curriculum and will be amortized over three years. The excess of the purchase price over the fair value of the net assets acquired of $698,016 has been recorded as goodwill and is not subject to amortization. The revenues and expenses contributed by Extended Health Education, Inc. have been included in the statement of operations since the date of acquisition.

                                Part II - Page 22

The carrying basis and accumulated amortization of recognized intangible assets as December 31, 2002 were:

                                      Gross Carrying    Accumulated     Net Carrying
                                           Amount       Amortization        Amount
                                      --------------    ------------    ------------
Amortized intangible assets

    Non compete agreement ........    $      250,000    $     29,000    $    221,000

    Course curriculum ............            50,000           6,000          44,000
                                      --------------    ------------    ------------
                                      $      300,000    $     35,000    $    265,000
                                      ==============    ============    ============

        Amortization expense relative to acquired intangibles was $35,000 in 2002. Amortization of purchased intangibles with estimatable useful lives is estimated as follows: 2003 - $100,000, 2004 - $100,000, and 2005 - $65,000.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 were:

Balance - January 1, 2002 .............    $        256,000
Goodwill acquired .....................             698,000
                                           ----------------
Balance - December 31, 2002 ...........    $        954,000
                                           ================

        Net income for the years ended December 31, 2001 and 2000, exclusive of amortization expense recognized related to goodwill and other intangible assets which will no longer be amortized under provisions of SFAS No. 142, is presented in the table below. There is no impact to net income (loss) per share for either year.


    Pro Forma Information                                            2001            2000
                                                                     ----            ----
    Net income (loss) as reported ........................      $  1,633,000    $   (352,000)

    Add back goodwill amortization .......................            60,000          59,000

    Less tax effect ......................................           (22,000)        (24,000)
                                                                ------------    ------------
         Adjusted net income (loss) ......................      $  1,671,000    $   (317,000)
                                                                ============    ============

3.  Receivables:

    Changes in the allowance for uncollectible accounts were
    as follows for the year ended December 31:                       2002            2001           2000
                                                                     ----            ----           ----
    Balance-beginning of year ............................      $  1,639,000    $    663,000    $  1,234,000

    Provision for uncollectible accounts .................         3,407,000       2,320,000         567,000

    Charge-offs, net of recoveries .......................        (3,137,000)     (1,344,000)     (1,138,000)
                                                                ------------    ------------    ------------
         Balance - end of year ...........................      $  1,909,000    $  1,639,000    $    663,000
                                                                ============    ============    ============

    Changes in the allowance for uncollectible notes were
    as follows for the year ended December 31:                       2002            2001           2000
                                                                     ----            ----           ----
    Balance-beginning of year ............................      $     28,000    $     30,000    $    186,000

    Provision for uncollectible accounts .................            35,000          39,000          26,000

    Charge-offs, net of recoveries .......................           (44,000)        (41,000)       (182,000)
                                                                ------------    -------------   ------------
         Balance - end of year ...........................      $     19,000    $     28,000    $     30,000
                                                                ============    ============    ============

           (The remainder of this page was left blank intentionally.)

                                Part II - Page 23

4.  Fixed Assets and Leases:

    Fixed assets consist of the following at December 31:            2002           2001
                                                                     ----           ----
       Furniture and equipment .............................    $  5,835,000   $   7,083,000

       Leasehold improvements ..............................       2,277,000       3,055,000

       Land ................................................         231,000
                                                                ------------   -------------
         Gross fixed assets ................................       8,343,000      10,138,000

       Less accumulated depreciation and amortization ......       4,802,000       7,513,000
                                                                ------------   -------------
         Net fixed assets ..................................    $  3,541,000   $   2,625,000
                                                                ============   =============

         The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also has a lease obligation for the Chief Executive Officer's automobile. The Company also rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for these leases was $3,817,000 in 2002, $3,357,000 in 2001, and $3,054,000 in 2000.
Aggregate minimum future rentals payable under the operating leases at December 31, 2002, were:

             2003 ..........................................   $ 4,124,000
             2004 ..........................................     4,050,000
             2005 ..........................................     3,664,000
             2006 ..........................................     3,487,000
             2007 and thereafter ...........................    20,047,000

5.  Accrued Liabilities:

    Accrued Liabilities consist of the following at December 31:          2002          2001
                                                                          ----          ----
       Vacation .................................................     $    861,000  $    742,000

       Health insurance claims ..................................          217,000       126,000

       Other liabilities ........................................          111,000       110,000

       Interest .................................................           15,000        59,000

       Other taxes ..............................................           24,000         8,000
                                                                      ------------  ------------
           Total accrued liabilities ............................     $  1,228,000  $  1,045,000
                                                                      ============  ============

6.  Interest and other Non-Operating Income:

    Non-operating income consists of the following for the
      years ended December 31:                                            2002          2001            2000
                                                                          ----          ----            ----
      Interest ..................................................     $    231,000  $    270,000    $    181,000

      Amortization of non-compete agreement .....................                         15,000

      Cancellation of non-compete agreement .....................                        157,000
                                                                      ------------  ------------    ------------
         Total                                                        $    231,000  $    442,000    $    181,000
                                                                      ============  ============    ============

    In the second quarter of 2001, the Company entered into an agreement with Person/Wolinsky, Inc. to eliminate all contractual obligations between Person/Wolinsky, Inc. and the Company for a nominal cash payment. As a result, a non-compete agreement was cancelled and the Company recorded the $157,500 remaining balance of deferred revenue relating to the non-compete agreement as non-operating income. Previously the non-compete agreement was being recognized ratably over the life of the agreement.

                                Part II - Page 24

7.  Subordinated Debt and Credit Facility:                                     2002            2001
                                                                               ----            ----
Subordinated debenture payable to related party, interest at five
    percent, due February 2003 .......................................     $ 3,500,000      $ 3,500,000
                                                                           ===========      ===========

Cahill, Warnock Transactions

         On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and
(ii) 5% Debentures due 2003 ("Debentures") for $3.5 million. David L. Warnock is a principal of Cahill, Warnock, and a Director of the Company. Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The Debentures have nondetachable warrants for 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock, through February 2003, the maturity date of the Debenture. No warrants had been exercised at December 31, 2002.

         As further explained in Note 10, effective November 25, 2002, 53,309 shares of Class B Voting Convertible Preferred Stock were converted into 533,090 common shares. Also as further explained in Note 10, on February 19, 2003, Cahill-Warnock exercised all non-detachable warrants related to the $3,500,000, 5% subordinated debentures.

Credit Facility

         The Company has a $3,000,000 secured revolving credit facility with Security Bank of Kansas City. The amount available under the facility is offset by the letter of credit discussed below. As a result, $2,764,000 was available under the facility at December 31, 2002. This facility is due to expire on April 30, 2003. The Company expects to renew or replace the facility before it expires on April 30, 2003. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of subordinated debt plus consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

         On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company's Garden Grove, California location. The letter of credit will expire October 2, 2003. Each year as the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000, $471,000, $354,000, and $236,000 at
December 31, 1999, 2000, 2001, and 2002, respectively. The letter can only be drawn upon if there is default under the lease agreement. There has been no default at any time under the lease agreement.

         On November 21, 2002, Security Bank of Kansas City issued a $77,000 letter of credit to ED. This was due to EHE not meeting financial responsibility and compliance attestation standards. The letter of credit will expire in one year but the Company anticipates the letter of credit will not be required once the Company submits its 2002 financial statement to ED in June 2003.

             (The remainder of this page left intentionally blank.)

                               Part II - Page 25

9. Income Taxes:

         The income tax expense (benefit), excluding the cumulative effect of a change in accounting method, for the years ended December 31, consist of the following:

                                                                             2002            2001           2000
                                                                             ----            ----           ----
      Current tax expense (benefit)
               Federal ..............................................    $  1,851,000    $    752,000   $    (17,000)
               State ................................................         328,000         173,000          5,000
                                                                         ------------    ------------   ------------
                                                                            2,179,000         925,000        (12,000)
      Deferred tax expense (benefit)
               Federal ..............................................         308,000         130,000       (143,000)
               State ................................................          34,000          59,000        (64,000)
                                                                         ------------    ------------   ------------
                                                                              342,000         189,000       (207,000)
                                                                         ------------    ------------   ------------
      Less benefit of cumulative effect of a change in accounting ...                                        (55,000)
                                                                         ------------    ------------   ------------
      Tax provision (benefit) .......................................    $  2,521,000    $  1,114,000   $   (164,000)
                                                                         ============    ============   ============

         The Company's effective income tax expense (benefit) rate, excluding the cumulative effect of a change in accounting method, differs from the federal statutory rate of 34% for the years ended December 31, as follows:

                                                                            2002            2001            2000
                                                                            ----            ----            ----
      Expense (benefit) at federal statutory rate ...................    $  2,297,000    $    934,000   $  (146,000)
      State expense (benefit), net ..................................         224,000         113,000       (39,000)
      Goodwill amortization .........................................                          20,000        20,000
      Other, net ....................................................                          47,000         1,000
                                                                         ------------    ------------   -----------
                                                                         $  2,521,000    $  1,114,000   $  (164,000)
                                                                         ============    ============   ===========

         Deferred tax assets and liabilities consisted of the following at December 31:

                                                                                    2002             2001
                                                                                    ----             ----
      Credit losses .........................................................   $    752,000     $    650,000
      Deferred student tuition ..............................................        104,000          117,000
      AMT credit carryforward ...............................................                          90,000
      Depreciation and amortization .........................................          9,000           25,000
      NOL carryforwards .....................................................         14,000           49,000
      Other expenses currently deductible for financial reporting purposes
         but not for tax ....................................................        256,000          238,000
                                                                                ------------     ------------
             Net assets .....................................................      1,135,000        1,169,000
      Depreciation and amortization .........................................      (222,000)          (32,000)
      Other expenses currently deductible for tax purposes but not for
          financial reporting ...............................................      (118,000)
                                                                                ------------
             Net ............................................................   $    795,000     $  1,137,000
                                                                                ============     ============

         At December 31, 2002, deferred tax assets included $952,000 current assets and $157,000 non-current liabilities.

         The Company has not recorded a valuation allowance relating to the deferred tax assets, as taxable temporary difference are expected to be offset by deductible temporary differences and future taxable income.

         The Company had no federal net operating loss ("NOL") carryforwards available to offset taxable income at December 31, 2002 or 2001. The Company has NOL carryforwards for state purposes. The deferred tax asset related to the state NOL is expected to be fully utilized.

                               Part III - Page 26

10.  Stockholders' Equity:

Preferred Stock Conversion

         The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively, "Cahill-Warnock") on November 25, 2002, which provides in part, that upon the second business day following the effectiveness of a Registration Statement (the "Conversion Date"), (i) the Selling Shareholders shall exchange their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock and (ii) the Company shall pay to Cahill-Warnock an amount that is equal to $4.08 per share, of the Class B Voting Convertible Preferred Stock beneficially owned by Cahill-Warnock on the Conversion Date, which, notwithstanding anything to the contrary in the certificate of designation of the Company, shall constitute all dividend payments owed to Cahill-Warnock through the years ended December 31, 2002 and December 31, 2003. The $4.08 per share is the fourth quarter 2002 dividend of $43,500 and a special dividend of $174,000 that was paid to induce the holder to convert the Preferred Stock. The Conversion and Exchange Agreement provides, among other things; that the Company and the Selling Stockholders execute the Amended and Restated Stockholders' Agreement, dated as of November 25, 2002, which contains agreements pertaining to (i) the manner in which the Board of Directors of the Company are elected, (ii) restrictions on the transfer of shares of Common Stock and (iii) the right of the Selling Stockholders to require the Company to register their shares of Common Stock in the event this Registration Statement does not remain effective. The 2002 consolidated financial statement reflect the conversion of preferred shares to common shares as of November 25, 2002.

         The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Registration Statement was effective February 5, 2003. The Company will receive no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock are currently issued and outstanding. The issued shares are held by the Robert F. Brozman Trust (350,000 shares), Cahill, Warnock Strategic Partners Fund, L.P. (237,000 shares), and Strategic Associates, L.P. (13,000 shares). The remaining 533,090 shares relate to common shares issued upon conversion of the preferred stock to common stock.

Conversion of Subordinated Debt to Equity

         As described in Note 7, in conjunction with the Company borrowing $3,500,000 of 5% subordinated debt, Cahill-Warnock were issued non-detachable warrants to purchase 1,286,764 shares of common stock. On February 13, 2003, the Company informed Cahill-Warnock it would pay off the $3,500,000 of debt. Subsequent to this notification, Cahill-Warnock elected to exercise their warrants and purchase 1,286,764 shares of comon stock at the exercise price of $2.72 per share, for a total purchase price of $3,500,000. No cash was exchanged in this transaction which was completed on February 19, 2003. The following table presents pro forma information as if the transaction had occurred on January 1, 2002.

                                                                       For the Year Ended December 31, 2002
                                                               ---------------------------------------------------
                                                                As Reported     Adjustments             Pro forma
                                                               ------------    ----------------       ------------
   Net Income .............................................    $  4,234,000    $    108,000 (a)       $  4,342,000
                                                               ============    ============           ============

   Net Income Available to Common Shareholders ............    $  3,846,000    $    108,000 (a)       $  3,954,000
                                                               ============    ============           ============

   Weighted Average Shares Outstanding ....................       4,533,000       1,287,000 (b)          5,820,000
                                                               ============    ============           ============

   Basic Income Per Share .................................    $       0.85                           $       0.68
                                                               ============                           ============

   Diluted Income Per Share ...............................    $       0.68                           $       0.68
                                                               ============                           ============

                                                                             As of December 31, 2002
                                                               ---------------------------------------------------
                                                                As Reported       Adjustments          Pro forma
                                                               ------------    -----------------      ------------
   5% Subordinated Debt ...................................    $  3,500,000    $ (3,500,000) (c)      $
                                                               ============    ============           ============

   Total Stockholders' Equity .............................    $  9,990,000    $  3,500,000  (b)      $ 13,490,000
                                                               ============    ============           ============

    (a)  Interest expense on 5% subordinated debt, net of tax.

    (b)  Issuance of common shares upon exercise of warrants.

                                Part II - Page 27

    (c)  Retirement of 5% subordinated debt.

Treasury Stock

         In August 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of Concorde's common stock in the open market, subject to normal trading restrictions. The Company purchased 19,900 shares at a cost of $222,000 in 2002, 196,485 shares at a cost of $724,000 in 2001, and 59,750 shares at a cost of $113,000 during 2000. The Company currently uses treasury stock for general corporate purposes.

Stock Purchase Plan

         During 1998, the Company's shareholders approved an employee stock purchase plan (the "Purchase Plan"). The Purchase Plan allows employees of the Company to purchase shares of the Company's common stock at periodic intervals, generally quarterly, through payroll deductions. The maximum numbers of shares that can be purchased under the Plan are 125,000 with no more than 25,000 in any year. The purchase price per share is the lower of 95% of the closing price on the offering commencement date or termination date. A total of 69,181 shares have been issued pursuant to the plan since its approval. In 2000, 24,009 shares of stock were issued at prices between $1.00 and $1.56. In 2001, 15,348 shares of stock were issued at prices between $1.58 and $2.15. In 2002, 9,927 shares of stock were issued at prices between $4.75 and $8.22.

Stock Option Plans

         The Company has incentive stock option plans (the "2002 Option Plan," "2000 Option Plan" and the "1998 Option Plan") which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of December 31, 2002, 1,750 shares remain available to be granted with the 1998 and 2000 option plans and 34,500 shares remain available to be granted with the 2002 Plan.

         Under the Company's 1994 Option Plan, options for 500,000 common shares were issued to an officer of the Company, all of which have been exercised. No additional shares can be issued under the 1994 Option Plan.

         During 2001, the Company awarded the three non-officer Directors the option to purchase 4,167 shares each pursuant to a non-qualified stock option agreement. Under the agreement three Directors' were granted the right to immediately exercise 4,167 shares each at an exercise price of $4.50. The market value on the date of the grant equaled the exercise price.

         During 2002, the Company awarded the three non-officer Directors the option to purchase 5,000 shares each pursuant to a non-qualified stock option agreement. Under the agreement three Directors' were granted the right to immediately exercise 5,000 shares each at an exercise price of $8.60. In addition, a fourth non-officer Director was awarded the option to purchase 5,000 shares pursuant to a non-qualified stock option agreement and was granted the right to immediately exercise 5,000 shares at an exercise price of $11.00. The market value on the date of each grant equaled the exercise price. The fourth Director was appointed to the Board in December 2002.

             (The remainder of this page left blank intentionally.)

                               Part II - Page 28

     The following table reflects activity in options for 2002, 2001, and 2000.

                                                                                                      Weighted-
                                                                                            Total      Average
                              1988       1994                 1998       2000     2002      Number     Exercise      Option Price
                            Plan/(1)/    Plan       NQSO      Plan       Plan     Plan    of Shares     Price         Per Share
                            ---------    ----       ----      ----       ----     ----    ---------     -----         ---------
Outstanding      12/31/99    58,850    200,000     12,501    235,250                        506,601      $1.72      $0.20 to $4.50
Exercised                    (7,500)                                                         (7,500)     $0.30      $0.20 to $1.18
Cancelled                   (10,250)                         (98,300)   (5,000)            (113,550)     $1.58      $0.20 to $4.24
Issued                                                        85,000   130,000              215,000      $1.14      $0.92 to $1.82
------------------------------------------------------------------------------------------------------------------------------------

Outstanding      12/31/00    41,100    200,000     12,501    221,950   125,000              600,551      $1.56      $0.20 to $4.50
Exercised                    (8,250)  (200,000)    (4,167)    (8,000)   (2,500)            (222,917)     $2.06      $0.20 to $3.62
Cancelled                    (4,000)                          (6,700)                       (10,700)     $2.15      $0.20 to $3.62
Issued                                             12,501     33,000                         45,501      $3.85      $1.66 to $5.50
------------------------------------------------------------------------------------------------------------------------------------

Outstanding      12/31/01    28,850      -0-       20,835    240,250   122,500              412,435      $1.52      $0.20 to $5.50
Exercised                    (2,250)               (4,167)   (38,550)   (4,500)             (49,467)     $1.46      $0.20 to $4.50
Cancelled                    (4,000)                                                         (4,000)     $0.45      $0.20 to $1.18
Issued                                             20,000                        265,500    285,500      $9.39      $7.75 to$12.60
------------------------------------------------------------------------------------------------------------------------------------

Outstanding      12/31/02    22,600      -0-       36,668    201,700   118,000   265,500   644,468       $5.02      $0.20 to$12.60

(1) The 1988 Plan expired in 1998, however options issued under the Plan remain active until exercised, canceled, or expire. These options expire ten years from date of issuance.

     The following table reflects information for exercisable options at December 31:

                        Range of              Shares          Weighted Average
                    Exercise Prices        Exercisable         Exercise Price
                  -------------------    ---------------    --------------------
         2000        $0.20 - $4.50           193,170               $1.84
         2001        $0.20 - $5.50           143,135               $1.58
         2002        $0.20 - $11.00          202,138               $2.33


     The following table reflects option information as of December 31, 2002.

   Range of          Shares             Average            Weighted         Shares          Weighted
   Exercise      Outstanding at        Remaining            Average       Exercisable        Average
    Prices          12/31/02       Contractural Life    Exercise Price    at 12/31/02    Exercise Price
--------------  ----------------  -------------------  ----------------  -------------  ----------------
                                        (Years)
$0.20-$0.92           56,750              2.5              $ 0.83             28,250         $ 0.74
$1.00-$1.90          239,884              6.0              $ 1.18            116,204         $ 1.16
$2.06-$3.62           33,250              6.1              $ 2.46             20,600         $ 2.53
$4.18-$5.50           29,084              4.5              $ 4.99             17,084         $ 4.66
$7.75-$8.65          165,500              6.6              $ 7.84             15,000         $ 8.60
$11.00-$12.60        120,000              9.6              $11.53              5,000         $11.00
                   ---------                                               ---------
                     644,468                                                 202,138         $ 2.33
                   =========                                               =========

     The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation expense has been recognized for the Option Plans as the exercise price equals the stock price on the date of grant. Also, no compensation expense has been recognized for the employee stock purchase plan because the purchase plan qualifies as a non-compensatory plan. Information about compensation expense determined based on the fair value at grant dates consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income and basic and diluted earnings per share is presented in Note 1.

                               Part II - Page 29

     The pro forma amounts set forth in Note 1 were estimated for common stock options using the Black-Scholes option-pricing model with the following assumptions:

    Stock Options                                                      2002        2001         2000
    -------------                                                      ----        ----         ----
    Weighted average expected life (years) ....................           7           6            6

    Expected Volatility .......................................          95%        101%         102%

    Annual Dividend per share .................................           0           0            0

    Risk free interest rate ...................................        3.34%       4.98%        5.04%

    Weighted average fair value of options granted ............       $7.64       $3.13        $0.94


    Stock Purchase Plan                                                2002        2001         2000
    -------------------                                                ----        ----         ----
    Weighted average expected life (years) ....................         .25         .25            1

    Expected Volatility .......................................          41%         63%         117%

    Annual Dividend per share .................................           0           0            0

    Risk free interest rate ...................................         .92%       2.39%        5.41%

    Weighted average fair value of options granted ............       $1.05       $1.82        $1.10

11. Employee Benefit Plan

     The Company has a 401(k)-retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. In 2000, 2001, and 2002, the Company matched 50% of an employee's contributions up to 2% of an employee's salary that was contributed to the plan. In 2003, the Company will match 50% of an employee's contribution up to 3% of an employee's salary that is contributed to the plan. The Company contributed $86,000, $66,000, and $71,000 to the plan in 2002, 2001, and 2000, respectively.





             (The remainder of this page left blank intentionally.)

                                Part II - Page 30

12. Earnings Per Share (EPS)

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


                                                                 Basic EPS                               Diluted EPS
                                                          Year Ended December 31,                  Year Ended December 31,
                                                      2002          2001          2000          2002          2001          2000
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Weighted Average Shares Outstanding ...........     4,533,000     3,940,000     3,976,000     4,533,000     3,940,000     3,976,000
Options .......................................                                                 322,000       246,000
Debt/Non-detachable Warrants ..................                                               1,287,000     1,287,000
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Adjusted Weighted Average Shares ..............     4,533,000     3,940,000     3,976,000     6,142,000     5,473,000     3,976,000
                                                  ===========   ===========   ===========   ===========   ===========   ===========

Income (Loss) Before Cumulative
   Effect of Change in Accounting
   Principle ..................................   $ 4,234,000   $ 1,633,000   $  (266,000)  $ 4,234,000   $ 1,633,000   $  (266,000)
Cumulative Effect of Change in
   Accounting Principle, Net of Tax ...........                                   (86,000)                                  (86,000)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Net Income (Loss) .............................     4,234,000     1,633,000      (352,000)    4,234,000     1,633,000      (352,000)
Class B Preferred Stock Accretion .............      (214,000)     (226,000)     (191,000)                   (226,000)     (191,000)
Special Dividend on Preferred Stock ...........      (174,000)                                 (174,000)
Interest on Convertible debt, net of tax ......                                                 108,000       105,000
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Net Income (Loss) Available to
   Common Shareholders ........................   $ 3,846,000   $ 1,407,000   $  (543,000)  $ 4,168,000   $ 1,512,000   $  (543,000)
                                                  ===========   ===========   ===========   ===========   ===========   ===========

Income (Loss) per Share Before
   Cumulative Effect of Change in
   Accounting Principle .......................   $       .85   $       .36   $      (.12)  $       .68   $       .28   $      (.12)
Cumulative Effect of Change in
   Accounting Principle, Net of Tax ...........                                      (.02)                                     (.02)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Net Income (Loss) per Share ...................   $       .85   $       .36   $      (.14)  $       .68   $       .28   $      (.14)
                                                  ===========   ===========   ===========   ===========   ===========   ===========

13. Contingencies and Litigation:

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

     Subsequently, the ED gave notice that it intends to require SCI to repay all student financial assistance funds disbursed from June 1, 1990, to November 7, 1990, the effective date upon which ED discontinued disbursing student financial assistance funds to SCI. The amount currently being claimed by ED is not determinable, but the total of the amounts shown on six separate notices dated January 13, 1994, is approximately $2.7 million. By letter dated February 24, 1994, counsel for SCI notified ED's collection agency that SCI disputes these claims, provided certain information to the collection agency for ED and offered to settle all of ED's claims for the amount of the funds then held by SCI in its only bank account. In December 1996, SCI was informed verbally that the matter had been referred to ED's General Counsel. In March of 1999, SCI received correspondence from ED's Financial Improvement and Receivables Group requesting that SCI pay amounts totaling $2,901,497. In May 1999, SCI received a billing requesting $4,614,245. The 1999 correspondence was similar to correspondence received in prior years. In response to the 1999 correspondence, SCI again notified ED that it disputes these claims. Since that time, SCI has not received any further

                               Part II - Page 31
demands, notice or information from ED since 1999.

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

     The Company had a pending suit against the United States Department of Education (ED) challenging past Cohort Default Rates published for the Company's Campuses and the rate correction regulations, which ED adopted in 1994. ED's rate correction regulations contain a very restrictive standard for removal of defaulted loans from a Campus Cohort Default Rate due to improper servicing and collection, and the Company's suit contended that the regulations are unlawful because they contravene provisions of the Higher Education Act of 1965 (as amended) and are arbitrary and capricious. All of the Company's Campuses currently have one or more of their three most recent default rates below 25%, following administrative appeal rulings and continuing aggressive default management efforts by the Company. The Company and ED agreed to dismiss the suit. The suit was dismissed June 18, 2002.

     The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

14. Department of Education Matters

     The Company assessed each Campus' compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 2002. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule that was modified as part of the new legislation extending the Higher Education Act of 1965, as amended. The Campus' 90/10 percentages ranged between 62.3% and 86.9% for the year ended December 31, 2002.

     ED issued a financial responsibility regulation that became effective July 1, 1998. Institutions are required to meet this regulation to maintain eligibility to participate in Title IV programs. This regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions.

     The Company's composite score was 1.4, 1.7, and 2.0 in 2000, 2001, and 2002, respectively. The Company has demonstrated that it is financially responsible according to this calculation and was notified in 2002 that it no longer had to operate under the zone regulations due to its' composite score of
1.4 in 2000.

     An institution in the zone may need to provide to ED timely information regarding certain accrediting agency actions and certain financial events that may cause or lead to a deterioration of the institution's financial condition. In addition, financial and compliance audits may have to be submitted soon after the end of the institution's fiscal year. Title IV HEA funds may be subject to cash monitoring for institutions in the zone. The Company did not incur any financial impact when it operated in the zone.

             (The remainder of this page left blank intentionally.)

                               Part II - Page 32

15. Quarterly Financial Information (unaudited):

2002                                       March 31       June 30    September 30   December 31
----                                       --------       -------    ------------   -----------
Operating Revenue ..................     $14,353,000    $14,925,000   $16,060,000   $15,774,000
                                         ===========    ===========   ===========   ===========
Income before income taxes .........     $ 1,420,000    $ 1,511,000   $ 2,085,000   $ 1,739,000
                                         ===========    ===========   ===========   ===========
Net income .........................     $   838,000    $   996,000   $ 1,333,000   $ 1,067,000
                                         ===========    ===========   ===========   ===========
Basic earnings per share ...........     $       .20    $       .24   $       .32   $       .18
                                         ===========    ===========   ===========   ===========
Diluted earnings per share .........     $       .14    $       .17   $       .22   $       .15
                                         ===========    ===========   ===========   ===========

2001
----

Operating Revenue ..................     $10,768,000    $12,101,000   $12,889,000   $13,291,000
                                         ===========    ===========   ===========   ===========
Income (loss) before income taxes ..     $  (213,000)   $ 1,002,000   $ 1,128,000   $   830,000
                                         ===========    ===========   ===========   ===========
Net income (loss)  .................     $  (136,000)   $   609,000   $   676,000   $   484,000
                                         ===========    ===========   ===========   ===========
Basic earnings (loss) per share ....     $      (.05)   $       .14   $       .15   $       .11
                                         ===========    ===========   ===========   ===========
Diluted earnings (loss) per share ..     $      (.05)   $       .11   $       .11   $       .08
                                         ===========    ===========   ===========   ===========


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        There were no disagreements with the Company's accountants which require disclosure pursuant to this rule.

             (The remainder of this page left blank intentionally.)

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

Item 14:   Controls and Procedures

         The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principle executive and financial officers have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective. Subsequent to the Company's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal control, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Description                                                                             Page
-----------                                                                             ----
    1.     Financial Statements:

           Concorde Career Colleges, Inc. and Subsidiaries

    Reports of Independent Accountants..............................................    II-13

    Consolidated Balance Sheets.....................................................    II-15

    Consolidated Statements of Operations...........................................    II-17

        Consolidated Statements of Cash Flows.......................................    II-18

        Consolidated Statements of Changes In Stockholders' Equity..................    II-19

    Notes to Consolidated Financial Statements......................................    II-20

    2.  Financial Statement Schedules:

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

                                 Part IV-Page 1

       Exhibit Number                 Description
       --------------                 -----------

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

  10(f)(ii)--  Concorde Career Colleges, Inc 2000 Incentive Stock Option Plan,
               dated May 25, 2000 (Incorporated by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the year ended December 31,
               2000).

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

                                Page IV - Page 2

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

                                Page IV - Page 3

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

10(q)       --     Form 8-K filed, September 11, 2001, dismissing
                   PricewaterhouseCoopers LLP as the Company's current independent public accounts and engaging BKD LLP as its independent public accountants, effective September 12, 2001.
                   (Incorporated by reference to Exhibit 10(q) of the Annual
                   Report on Form 10-K for the year ended December 31, 2001.)

10(r)       --     Definitive 14C information statement regarding a one-for-two
                   Reverse Stock Split. (Incorporated by reference to Exhibit
                   10(r) of the Annual Report on Form 10-K for the year ended
                   December 31, 2001.)

10(s)       --     Preliminary 14C information statement regarding the 2002
                   Long-Term Compensation Plan. (Incorporated by reference to
                   Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 2001.)

**18        --     Preferability Letter of Price Waterhouse LLP regarding the change in tuition income recognition (Incorporated by reference to Exhibit 18 to the Quarterly Report on Form 10-Q dated September 30, 1997).

**21        --     Subsidiaries of Registrant.

  23        --     Consent of BKD, LLP (filed herewith).

  24        --     Consent of PricewaterhouseCoopers LLP (filed herewith)

99-1        --     Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-2        --     Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract or compensation plan.
** Previously filed.

b.       Reports on Form 8-K - none

             (The remainder of this page left blank intentionally.)

                                Part IV - Page 4

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONCORDE CAREER COLLEGES, INC.

                       By    / s/        JACK L. BROZMAN
                          ----------------------------------
                                          Jack L. Brozman
                                       Chairman of the Board

                                        Date: March 6, 2003

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

                                    Signature                                                   Date
                                    ---------                                                   ----
By     /s/                       JACK L. BROZMAN                                            March 6, 2003
  --------------------------------------------------------------------------------------------------------
                                 Jack L. Brozman
               (Chairman of the Board, Chief Executive Officer,
                      President, Treasurer and Director)

By     /s/                        PAUL R. GARDNER                                           March 6, 2003
  --------------------------------------------------------------------------------------------------------
                                  Paul R. Gardner
                 (Vice President, Chief Financial Officer, and
                         Principal Accounting Officer)

By     /s/                        JAMES R. SEWARD                                           March 6, 2003
  --------------------------------------------------------------------------------------------------------
                                  James R. Seward
                                     (Director)

By     /s/                        THOMAS K. SIGHT                                           March 6, 2003
  --------------------------------------------------------------------------------------------------------
                                  Thomas K. Sight
                                     (Director)

By     /s/                      JANET M. STALLMEYER                                         March 6, 2003
  --------------------------------------------------------------------------------------------------------
                                Janet M. Stallmeyer
                                     (Director)

By     /s/                        DAVID L. WARNOCK                                          March 6, 2003
  --------------------------------------------------------------------------------------------------------
                                  David L. Warnock
                                     (Director)

                                Part IV - Page 5

I, Jack L. Brozman, certify that:

     1. I have reviewed this annual report on Form 10-K of Concorde Career Colleges, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/   Jack L. Brozman
---------------------
Jack L. Brozman, Chief Executive Officer

                                Part IV - Page 6

I, Paul R. Gardner, certify that:

     1. I have reviewed this annual report on Form 10-K of Concorde Career Colleges, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Paul R. Gardner
-------------------
Paul R. Gardner, Vice President, Chief Financial Officer

                                Part IV - Page 7