Form 10-Q
period 2003-03-31
CONCORDE CAREER COLLEGES INC
filed 2003-04-23
CIK 832483

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003               Commission File No.   0-16992


                         CONCORDE CAREER COLLEGES, INC.
             (exact name of registrant as specified in its charter)


              Delaware                                   43-1440321
(State of other jurisdiction of                (I. R. S. Employer Identification
  Incorporation or Organization)                          Number)



5800 Foxridge, Suite 500
Mission, Kansas                                              66202
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code:      (913)  831-9977

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

(1)    Yes   X      No _______              (2)    Yes   X      No _______
           ------                                      -----


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).        Yes   X      No _______
                                                       -----

As of April 11, 2003 Concorde Career Colleges, Inc. had 5,852,104 shares of Common Stock outstanding.

================================================================================

                         CONCORDE CAREER COLLEGES, INC.

                                    FORM 10-Q

                        THREE MONTHS ENDED MARCH 31, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

         Notes to Condensed Consolidated Financial Statements

                  Note 1, 2, and 3 ........................................   2
         Condensed Consolidated Balance Sheets ............................   3
         Condensed Consolidated Statements of Operations ..................   5
         Condensed Consolidated Statements of Cash Flows ..................   6
         Consolidated Statement of Changes in Stockholders' Equity ........   7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......  12
Item 4.  Controls and Procedures...........................................  12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  12

Item 2.  Change in Securities .............................................  12

Item 3.  Defaults Upon Senior Securities ..................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ..............  12

Item 5.  Other Information ................................................  12

Item 6.  Exhibits and Reports on Form 8-K .................................  12

Signatures ................................................................  13

CEO Certification .........................................................  14

CFO Certification .........................................................  15

Exhibit 11 ................................................................  16

Exhibit 99-1 ..............................................................  17

Exhibit 99-2 ..............................................................  18

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

Notes to Financial Statements

Note 1:

     The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K that was filed by the Company with the Commission on March 6, 2003 (the "2002 Form 10-K") incorporated herein by reference.

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

Note 3:

     Interest and other non-operating income consist of interest income from certificates of deposit and money market accounts. Prior year information has been reclassified for comparative purposes.

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                          March 31, 2003       December 31, 2002
                                                        -------------------   -------------------
Current Assets:
   Cash and cash equivalents .........................   $     12,061,000      $     9,777,000
   Short term investments ............................          2,528,000            2,521,000
   Receivables
     Accounts receivable .............................         23,464,000           19,784,000
     Notes receivable ................................          1,842,000            1,733,000
     Allowance for uncollectible accounts ............         (1,834,000)          (1,909,000)
                                                         ----------------     ----------------
         Net receivables .............................         23,472,000           19,608,000
   Recoverable income taxes ..........................                                 227,000
   Deferred income taxes .............................            952,000              952,000
   Supplies and prepaid expenses .....................          1,511,000            2,005,000
                                                         ----------------     ----------------
         Total current assets ........................         40,524,000           35,090,000

Fixed Assets, Net ....................................          4,070,000            3,541,000
                                                         ----------------     ----------------

Other Assets:
     Long-term notes receivable ......................            256,000              218,000
     Allowance for uncollectible notes ...............            (24,000)             (19,000)
     Goodwill ........................................            954,000              954,000
     Intangible, net .................................            240,000              265,000
     Deferred financing cost, net ....................                                   2,000
                                                         ----------------     ----------------
         Total other assets ..........................          1,426,000            1,420,000
                                                         ----------------     ----------------
                                                         $     46,020,000     $     40,051,000
                                                         ================     ================


  The accompanying notes are an integral part of these condensed consolidated financial statements.


           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31, 2003     December 31, 2002
                                                                      --------------     -----------------
Current Liabilities:
   Deferred revenues ..............................................   $   24,599,000       $  20,996,000
   Accrued salaries and wages .....................................        1,606,000           1,363,000
   Accounts payable ...............................................        2,918,000           2,599,000
   Accrued liabilities ............................................        1,208,000           1,228,000
   Accrued income taxes payable ...................................          506,000
   Subordinated debt due to related party .........................                            3,500,000
   Dividends payable ..............................................                              218,000
                                                                      --------------       -------------
       Total current liabilities ..................................       30,837,000          29,904,000

Deferred Income Taxes .............................................          157,000             157,000
   Common stock, ($.10 par value, 19,400,000 shares
       authorized) 6,140,314 shares issued and 5,849,104
       shares outstanding at March 31, 2003 and 4,846,699
       shares issued and 4,558,289 shares outstanding at
       December 31, 2002 ..........................................          615,000             485,000
   Capital in excess of par .......................................       13,237,000           9,831,000
   Retained Earnings ..............................................        2,326,000             791,000
   Less treasury stock, 291,210 shares in 2003 and 288,410
       in 2002, at cost ...........................................       (1,152,000)         (1,117,000)
                                                                      --------------       -------------
       Total stockholders' equity .................................       15,026,000           9,990,000
                                                                      --------------       -------------
                                                                      $   46,020,000       $  40,051,000
                                                                      ==============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three Months Ended March 31,
                                                          -------------------------------
                                                               2003              2002
                                                               ----              ----
Net Revenues .........................................    $   17,359,000   $   14,353,000
Costs and Expenses:
   Instruction costs and services ....................         5,258,000        4,679,000
   Selling and promotional ...........................         2,122,000        1,933,000
   General and administrative ........................         6,984,000        5,530,000
   Provision for uncollectible accounts ..............           515,000          802,000
                                                          --------------   --------------
   Total Expenses ....................................        14,879,000       12,944,000
                                                          --------------   --------------
Operating Income .....................................         2,480,000        1,409,000
Interest and Other Non-Operating Income ..............            44,000           55,000
Interest Expense .....................................            24,000           44,000
                                                          --------------   --------------
Income Before Provision from Income Taxes ............         2,500,000        1,420,000
Provision From Income Taxes ..........................           965,000          582,000
                                                          --------------   --------------
Net Income ...........................................         1,535,000          838,000
Class B Preferred Stock Accretion ....................                             52,000
                                                          --------------   --------------
Net Income Available to Common Shareholders ..........         1,535,000          786,000
                                                          ==============   ==============
Weighted Average Shares Outstanding:
   Basic .............................................         5,846,000        3,987,000
   Diluted ...........................................         6,241,000        6,124,000
Net Income Per Share:
   Basic .............................................    $          .26   $          .20
   Diluted ...........................................    $          .25   $          .14


  The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three Months Ended March 31,
                                                                                  --------------------------------
                                                                                        2003              2002
                                                                                        ----              ----
Cash Flows - Operating Activities:
     Net Income ................................................................  $     1,535,000    $     838,000
         Adjustment to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization .............................................          346,000          214,000
     Provision for uncollectible accounts ......................................          515,000          802,000
     Change in assets and liabilities --
     (Increase) in receivables, net ............................................       (4,412,000)      (4,630,000)
     Increase in deferred revenue ..............................................        3,603,000        3,394,000
     Increase (decrease) in income taxes payable/recoverable ...................          733,000          (86,000)
     Increase in accounts payable, accrued expenses and other ..................        1,038,000        1,038,000
                                                                                  ---------------    -------------
         Total adjustments .....................................................        1,823,000          732,000
                                                                                  ---------------    -------------
         Net operating activities ..............................................        3,358,000        1,570,000
                                                                                  ---------------    -------------
Cash Flows-Investing Activities:

Purchase of short term investments .............................................          (7, 000)      (1,012,000)
Capital expenditures ...........................................................         (850,000)        (379,000)
                                                                                  ---------------    -------------
         Net investing activities ..............................................         (857,000)      (1,391,000)
                                                                                  ---------------    -------------
Cash Flows-Financing Activities:

     Treasury stock purchased ..................................................          (35,000)         (19,000)
     Dividends paid ............................................................         (218,000)         (43,000)
     Stock purchase plan .......................................................           30,000           10,000
     Stock options exercised ...................................................            6,000
                                                                                  ---------------    -------------
         Net financing activities ..............................................         (217,000)         (52,000)
                                                                                  ---------------    -------------
Net Increase in Cash and Cash Equivalents ......................................        2,284,000          127,000
Cash and Cash Equivalents at Beginning of Period ...............................        9,777,000        7,556,000
                                                                                  ---------------    -------------
Cash and Cash Equivalents at End of Period .....................................  $    12,061,000    $   7,683,000
                                                                                  ===============    =============

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:

     Interest ..................................................................  $        39,000    $      88,000
     Income taxes ..............................................................          233,000          669,000

Conversion of subordinated debt to common stock through exercise of warrants ...        3,500,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           (The remainder of this page was left intentionally blank.)

                         CONCORDE CAREER COLLEGES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (unaudited)

                                             Common        Capital in        Retained        Treasury
                                             Stock        Excess of Par      Earnings         Stock           Total
                                         --------------  --------------- --------------- ---------------- --------------
BALANCE, December 31, 2002 ............  $    485,000    $    9,831,000  $     791,000   $  (1,117,000)   $   9,990,000
   Net Income .........................                                      1,535,000                        1,535,000
   Warrants Exercised .................       129,000         3,371,000                                       3,500,000
   Stock Options Exercised ............         1,000             5,000                                           6,000
   Employee Stock Purchase Plan .......                          30,000                                          30,000
   Treasury Stock Purchased ...........                                                        (35,000)         (35,000)
                                         ------------    --------------  -------------   -------------    -------------
BALANCE, March 31, 2003 ...............  $    615,000    $   13,237,000  $   2,326,000   $  (1,152,000)   $  15,026,000
                                         ============    ==============  =============   =============    =============


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

                                                             Three Months
                                                            Ended March 31,
                                                      --------------------------
                                                        2003             2002
                                                        ----             ----
     Revenue ......................................     100.0%           100.0%
     Operating Expenses:
          Instruction costs and services ..........      30.3             32.6
          Selling and promotional .................      12.2             13.5
          General and administrative ..............      40.2             38.5
          Provision for uncollectible accounts ....       3.0              5.6
                                                       ------           ------
          Total operating expenses ................      85.7             90.2
     Operating income .............................      14.3              9.8
     Interest and other non-operating income ......       0.3              0.4
     Interest expense .............................       0.1              0.3
                                                       ------           ------
     Income before provision for income taxes .....      14.5              9.9
     Provision for income taxes ...................       5.6              4.1
                                                       ------           ------
     Net income ...................................       8.9%             5.8%
                                                       ======           ======


           (The remainder of this page was left intentionally blank.)

Results of Operations

General

         The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of March 31, 2003, the Company operated Campuses at 12 locations in seven states (the "Campuses"). The Company's revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company's students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 82% of cash receipts from such funds for the year ended December 31, 2002.

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

         Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a lower level of uncollectible accounts receivable from students during the first quarter of 2003 as student population in clinical programs increased, student retention improved, and the Company's collection process became more effective. The Company expects that non-Title IV accounts and notes receivable due from students may continue to increase in the future and that the related provision for uncollectible accounts may also increase dependent upon the Company's collection effectiveness and student retention.

                  THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2002

         Student enrollments increased 8.4% to 2,483 for the quarter ended March 31, 2003 compared to 2,291 in the first quarter of 2002. Higher enrollments were the result of an increased demand for the Company's courses compared to 2002. Student population increased 14.5% to 5,709 at March 31, 2003 compared to 4,985 at March 31, 2002. Average student population in the first quarter of 2003 increased 15.0% to 5,610 compared to 4,877 for the quarter ended March 31, 2002.

         Net income of $1,535,000 was recorded for the quarter ended March 31, 2003 compared to $838,000 in 2002. The increased profit was the result of increased revenue and operating margin compared to 2002.

         Revenue increased 20.9% or $3,006,000 to $17,359,000 for the quarter ended March 31, 2003 compared to $14,353,000 for the same period in 2002. The revenue increased due to higher student enrollments, increased average student population and an approximate 6% tuition increase compared to 2002.

         Instruction Costs and Services - increased 12.4% or $579,000 to $5,258,000 compared to $4,679,000 in 2002. The increase was primarily a result of increased salary expense compared to 2002. Salaries increased $602,000 due to higher wages and a slight increase in the number of staff and was offset by a decrease in textbook expense.

         Selling and Promotional -increased to $2,122,000 compared to $1,933,000 in 2002. The increase is primarily a result of the Company spending more in television and newspaper advertising compared to 2002.

         General and Administrative - increased 26.3% or $1,454,000 to $6,984,000 compared to $5,530,000 in 2002. The largest dollar increase was due to a payroll increase of $326,000 compared to 2002. Additional employees due to enrollment increases, higher wages and incentive compensation were factors in the increase. However, payroll as a percentage of revenue decreased as the Company was able to leverage this expense. Employee procurement increased $259,000 as the Company filled several existing open positions at the Campuses. Rent expense increased $162,000 due to increased rent at the San Bernardino, California location due to the Campus moving, the addition of the Arlington, Texas Campus, additional space taken at several Campuses, and normal rent increases. The Company also experienced increased expenses in several other categories as revenue increased by 20.9%.

         Provision for Uncollectible Accounts - decreased $287,000 to $515,000 compared to $802,000 in 2002. The decrease is a result of increased reenrollments, increased population in clinical program, improved student retention, lower delinquencies and a more effective collections process. The Company anticipates the provision for uncollectible accounts may increase as a percentage of revenue in future quarters. The allowance for uncollectible accounts as a percentage of accounts more than 30 days delinquent was 57.9% at March 31 2003, compared to 55.2% at December 31, 2002.

         Interest and Other Non-Operating Income - decreased to $44,000 for the quarter ended March 31, 2003 compared to $55,000 for the quarter ended March 31, 2002. Interest income decreased due to lower interest rates compared to 2002.

         Interest Expense - was $24,000 in the first quarter of 2003 compared to $44,000 in 2002. The interest decreased as the Company's subordinated debt was eliminated. See discussion under Liquidity and Capital Resources.

         Provision for Income Taxes - a tax provision of $965,000 or 38.6% of pretax income was recorded for the quarter ended March 31, 2003 compared to $582,000 or 41% for the quarter ended March 31, 2002.

         EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 5,846,000 in 2003 from 3,987,000 in 2002. The common share increase is the result of converting $3,500,000 of subordinated debt into 1,286,764 shares of common stock on February 19, 2003. In addition, common shares increased due to the employee stock purchase plan and stock options exercised offset by stock repurchases. Basic income per share was $.26 in 2003 compared with $.20 in 2002. Basic income per share is shown after a reduction for preferred stock dividend accretion of $52,000 in 2002. Diluted weighted average common shares outstanding increased to 6,241,000 in 2003 from 6,124,000 in 2002. The average common shares increased primarily due to stock options not yet exercised. Diluted income per share was $.25 for the quarter ended March 31, 2003 compared with $.14 for 2002. Diluted income per share is shown after interest on convertible debt, net of tax of $27,000 in 2002.

Liquidity and Capital Resources

Bank Financing

         The Company negotiated a $3,000,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. The amount available under the facility is offset by the letter of credit discussed below. As a result $2,764,000 is currently available under the facility. This facility expires on April 30, 2003 and the Company anticipates that it will be extended. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate equal to the prime rate and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

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

Cash Flows and Other

         Net cash flows provided by operating activities was $3,358,000 for the quarter ended March 31, 2003 compared with $1,570,000 in 2002. Cash flows from operating activities increased due to the increase in net income of $697,000 and income taxes payable of $819,000.

         Cash used in investing activities was $857,000 for the quarter ended March 31, 2003 compared to $1,391,000 in 2002. Cash was used in both years to purchase short-term investments and fixed assets.

         Cash used by financing activities was $217,000 for the quarter ended March 31, 2003 compared to $52,000 in 2002. The decrease was primarily a result of increased dividends paid in 2003. The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of the Preferred Stock.

         The Company's Board of Directors approved a 500,000 shares repurchase program in August 2000. As of March 31, 2003 the Company purchased a total of 278,935 shares at an average price of $3.92 pursuant to the buy back plan. The Company's last purchase was 2,800 shares at $12.52 per share in the first quarter of 2003. The shares repurchase plan remains in effect.

         On February 27, 2003 the Board of Directors unanimously adopted, subject to stockholder approval, the Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan ("Employee Plan"). The Plan is similar to the current Plan which expires September 30, 2003. An aggregate of 75,000 shares of Common Stock of the Company are subject to the Employee Plan and are reserved for issuance under such Plan. Options to purchase 15,000 shares of Common Stock of the Company are to be offered to participants for purchase in the first year (commencing October 1, 2003 and ending September 30, 2004) and each of the four succeeding plan years. The option price of Common Stock purchased with payroll deductions made during such annual, semi-annual or calendar-quarterly Offering for participant therein shall be the lower of:
         (a) 95% of the closing price of the Common Stock on the Offering Commencement Date or the nearest prior business day on which trading occurred on the Nasdaq Stock Market; or
         (b) 95% of the closing price of the Common Stock on the Offering Termination Date or the nearest prior business day on which trading occurred on the Nasdaq Stock Market.

         The Company entered into agreements on February 25, 1997 with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds ("Cahill-Warnock"), for the issuance by the Company and purchase by Cahill-Warnock of 55,147 shares of the Company's new Class B Voting Convertible Preferred Stock ("Voting Preferred Stock") for $1.5 million, and 5% Debentures due 2003 ("New Debentures") for $3.5 million (collectively, the "Cahill Transaction"). Cahill-Warnock subsequently assigned (with the Company's consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company. Mr. Seward purchased such shares for their purchase price of approximately $50,000. On September 30, 2001, Mr. Seward converted his 1,838 shares of Voting Preferred Stock into 18,380 shares of Common Stock. The New Debentures had nondetachable warrants ("Warrants") for approximately 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock. The following transactions have occurred with respect to the Voting Preferred Stock and New Debentures since December 31, 2001:

(1) The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively "Cahill-Warnock") on November 25, 2002. The purpose of the agreement was to convert the Voting Preferred Stock into Common Stock.
(2) The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Company received no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock were issued and outstanding as of the date of the Registration Statement. The Robert F. Brozman Trust held 350,000 shares, Cahill, Warnock Strategic Partners Fund, and L.P. held 237,000 shares, and Strategic Associates, L.P. held 13,000 shares. The remaining 533,090 shares related to common shares issued upon conversion of the preferred stock to common stock.
(3)  The Registration Statement became effective February 5, 2003.
(4) Cahill-Warnock exchanged their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock on February 7, 2003. The Company has no remaining Preferred Stock outstanding.
(5) The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend of $174,000 to encourage the conversion of the Preferred Stock.
(6) Cahill-Warnock exercised the non-detachable Warrants on February 19, 2003 and the Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants.

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

Item 2.  Change in Securities -- None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information- None

Item 6.  Exhibits

         3.1 Restated Certificate of Incorporation of the Corporation, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).

         3.2 Amended and Restated Bylaws of the Corporation (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).

         11   Computation of per share earnings.

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

                                  CONCORDE CAREER COLLEGES, INC.



                                  DATED: April 23, 2003

                                  By: /s/ Jack L. Brozman
                                     --------------------
                                     Jack L. Brozman, Chief Executive Officer


                                  By: /s/ Paul R. Gardner
                                     --------------------
                                     Paul R. Gardner, Chief Financial Officer







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

     4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: April 23, 2003

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

     4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: April 23, 2003

 /s/ Paul R. Gardner
--------------------
Paul R. Gardner, Chief Financial Officer