Form 10-Q
period 2003-06-30
CONCORDE CAREER COLLEGES INC
filed 2003-08-05
CIK 832483

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

Commission File No. 0-16992

CONCORDE CAREER COLLEGES, INC.

(exact name of registrant as specified in its charter)

Delaware	43-1440321
State of other jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification Number)

5800 Foxridge, Suite 500 Mission, Kansas	66202
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (913) 831-9977

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

(1)  Yes  ☒  No  ☐    (2)  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of July 31, 2003 Concorde Career Colleges, Inc. had 5,869,277 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.

FORM 10-Q

THREE MONTHS ENDED June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

Overview

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Actual results of Concorde Career Colleges, Inc. (“the Company’s”) operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default rates; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Notes to Financial Statements

Note 1:

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K that was filed by the Company with the Commission on March 6, 2003 (the “2002 Form 10-K”) incorporated herein by reference.

The information included in these interim financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results of the periods presented. Annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has litigation pending which arose in the normal course of business. See further discussion in Part II, Item 1 – “Legal Proceedings”.

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

Note 3:

On February 27, 2003 the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 22, 2003. The Compensation Plan provides an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board of Directors.

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of June 30, 2003, 35,300 shares remain available to be granted with the 1998, 2000 and 2002 option plans. As of June 30, 2003 no options have been issued under the 2003 Compensation Plan.

On February 27, 2003 the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (“Employee Plan”). The Plan was approved by the Company’s shareholders at its Annual Meeting held on May 22, 2003. The Plan is similar to the current Plan which expires September 30, 2003. An aggregate of 75,000 shares of Common Stock of the Company are subject to the Employee Plan and are reserved for issuance under such Plan. Options to purchase 15,000 shares of Common Stock of the Company are to be offered to participants for purchase in the first year (commencing October 1, 2003 and ending September 30, 2004) and each of the four succeeding plan years. The option price of Common Stock purchased with payroll deductions made during such annual, semi-annual or calendar-quarterly offering for participant therein shall be the lower of:

(a)	95% of the closing price of the Common Stock on the Offering Commencement Date or the nearest prior business day on which trading occurred on the NASDAQ Stock Market; or

(b)	95% of the closing price of the Common Stock on the Offering Termination Date or the nearest prior business day on which trading occurred on the NASDAQ Stock Market.

Note 4:

The Company has stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or exceeding the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and income per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$3,020,000	$1,834,000	$1,485,000	$996,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	275,000	129,000	137,000	65,000

Pro forma net income	$2,745,000	$1,705,000	$1,348,000	$931,000

Income per share
Basic – as reported	$.52	$.43	$.25	$.24

Basic – pro forma	$.47	$.40	$.23	$.22

Diluted – as reported	$.48	$.31	$.24	$.17

Diluted – pro forma	$.44	$.29	$.21	$.16

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS

	June 30, 2003	December 31, 2002
Current Assets:
Cash and cash equivalents	$12,848,000	$9,777,000
Short term investments	2,504,000	2,521,000
Receivables
Accounts receivable	21,032,000	19,784,000
Notes receivable	3.823,000	1,733,000
Allowance for uncollectible accounts	(1,676,000)	(1,909,000)

Net receivables	23,179,000	19,608,000
Recoverable income taxes		227,000
Deferred income taxes	952,000	952,000
Supplies and prepaid expenses	2,514,000	2,005,000

Total current assets	41,997,000	35,090,000
Fixed Assets, Net	4,347,000	3,541,000

Other Assets:
Long-term notes receivable	560,000	218,000
Allowance for uncollectible notes	(38,000)	(19,000)
Goodwill	954,000	954,000
Intangible, net	238,000	265,000
Deferred financing cost, net		2,000

Total other assets	1,714,000	1,420,000

	$48,058,000	$40,051,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003	December 31, 2002
Current Liabilities:
Deferred revenues	$24,806,000	$20,996,000
Accrued salaries and wages	1,211,000	1,363,000
Accounts payable	3,691,000	2,599,000
Accrued liabilities	1,372,000	1,228,000
Accrued income taxes payable	265,000
Subordinated debt due to related party		3,500,000
Dividends payable		218,000

Total current liabilities	31,345,000	29,904,000
Deferred Income Taxes	157,000	157,000
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,158,115 shares issued and 5,866,905 shares outstanding at June 30, 2003 and 4,846,699 shares issued and 4,558,289 shares outstanding at December 31, 2002	616,000	485,000
Capital in excess of par	13,281,000	9,831,000
Retained Earnings	3,811,000	791,000
Less treasury stock, 291,210 shares in 2003 and 288,410 in 2002, at cost	(1,152,000)	(1,117,000)

Total stockholders’ equity	16,556,000	9,990,000

	$48,058,000	$40,051,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net Revenue	$35,250,000	$29,278,000	$17,891,000	$14,925,000
Costs and Expenses:
Instruction costs and services	10,597,000	9,189,000	5,339,000	4,510,000
Selling and promotional	4,456,000	4,088,000	2,334,000	2,155,000
General and administrative	14,265,000	11,425,000	7,281,000	5,895,000
Provision for uncollectible accounts	1,081,000	1,662,000	566,000	860,000

Total Expenses	30,399,000	26,364,000	15,520,000	13,420,000

Operating Income	4,851,000	2,914,000	2,371,000	1,505,000
Interest and Other Non-Operating Income	92,000	105,000	48,000	50,000
Interest Expense	24,000	88,000		44,000

Income Before Provision For Income Taxes	4,919,000	2,931,000	2,419,000	1,511,000
Provision For Income Taxes	1,899,000	1,097,000	934,000	515,000

Net Income	3,020,000	1,834,000	1,485,000	996,000
Class B Preferred Stock Accretion		106,000		54,000

Net Income Available to Common Shareholders	$3,020,000	$1,728,000	$1,485,000	$942,000

Weighted Average Shares Outstanding:
Basic	5,853,000	3,989,000	5,860,000	3,992,000
Diluted	6,279,000	6,130,000	6,317,000	6,147,000
Net Income Per Share:
Basic	$.52	$.43	$.25	$.24
Diluted	$.48	$.31	$.24	$.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows—Operating Activities:
Net Income	$3,020,000	$1,834,000
Adjustment to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	708,000	440,000
Provision for uncollectible accounts	1,081,000	1,662,000
Change in assets and liabilities—
(Increase) in receivables, net	(4,975,000)	(4,228,000)
Increase in deferred revenue	3,810,000	2,417,000
Increase (decrease) in income taxes payable/recoverable	492,000	(806,000)
Increase in accounts payable, accrued expenses and other	553,000	762,000

Total adjustments	1,669,000	247,000

Net operating activities	4,689,000	2,081,000

Cash Flows-Investing Activities:
(Purchase) reduction of short term investments	17,000	(1,323,000)
Capital expenditures	(1,463,000)	(684,000)

Net investing activities	(1,446,000)	(2,007,000)

Cash Flows-Financing Activities:
Treasury stock purchased	(35,000)	(19,000)
Dividends paid	(218,000)	(87,000)
Stock purchase plan	59,000	25,000
Stock options exercised	22,000	20,000

Net financing activities	(172,000)	(61,000)

Net Increase in Cash and Cash Equivalents	3,071,000	13,000
Cash and Cash Equivalents at Beginning of Period	9,777,000	7,556,000

Cash and Cash Equivalents at End of Period	$12,848,000	$7,569,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
Interest	$39,000	$132,000
Income taxes	1,408,000	$1,999,000
Conversion of subordinated debt to common stock through exercise of warrants	3,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2002	$485,000	$9,831,000	$791,000	$(1,117,000)	$9,990,000
Net Income			3,020,000		3,020,000
Warrants Exercised	129,000	3,371,000			3,500,000
Stock Options Exercised	1,000	21,000			22,000
Employee Stock Purchase Plan	1,000	58,000			59,000
Treasury Stock Purchased				(35,000)	(35,000)

BALANCE, June 30, 2003	$616,000	$13,281,000	$3,811,000	$(1,152,000)	$16,556,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Instruction costs and services	30.1	31.4	29.8	30.2
Selling and promotional	12.6	14.0	13.0	14.4
General and administrative	40.4	39.0	40.7	39.5
Provision for uncollectible accounts	3.1	5.7	3.2	5.7

Total operating expenses	86.2	90.1	86.7	89.8
Operating income	13.8	9.9	13.3	10.2
Other non-operating income	0.3	0.4	0.3	0.3
Interest expense	0.1	0.3	—	0.3

Income before provision for income taxes	14.0	10.0	13.5	10.2
Provision for income taxes	5.4	3.7	5.2	3.5

Net income	8.6%	6.3%	8.3%	6.7%

(The remainder of this page was left intentionally blank.)

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of June 30, 2003, the Company operated Campuses at 12 locations in seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “HEA”). The Company received approximately 82% of cash receipts from such funds for the year ended December 31, 2002.

The Company’s revenue varies based on student enrollment and population. The number of students that attend our Campuses, the number of new enrollments during a fiscal period, student retention rates and general economic conditions impacts student population. The introduction of new programs at certain campuses, improved advertising effectiveness and student retention have been significant factors of increased student population in the last three years.

Each of the Company’s Campuses must be authorized by the state in which it operates, accredited by an accrediting commission that the U.S. Department of Education (“ED”) recognizes, and certified by the ED to participate in Title IV Programs. Any substantial restrictions on the Campuses ability to participate in Title IV Programs would adversely affect our ability to enroll students and expand the number of programs.

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

Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a lower level of uncollectible accounts receivable from students during the first and second quarter of 2003 as student population in clinical programs increased, student retention improved, and the Company’s collection process became more effective. The Company expects that non-Title IV accounts and notes receivable due from students may continue to increase in the future and that the related provision for uncollectible accounts may also increase dependent upon the Company’s collection effectiveness and student retention.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2002

Student enrollments increased 10.4% to 4,666 for the six months ended June 30, 2003 compared to 4,225 in 2002. Same Campus (campuses owned and operated greater than one year) enrollments increased 8.0% to 4,564 for the six months ended June 30, 2003 compared to 4,225 in 2002. Higher enrollments were the result of an increased demand for the Company’s courses compared to 2002. Student population increased 18.2% to 5,579 at June 30, 2003 compared to 4,718 at June 30, 2002. Same Campus student population increased 15.5% to 5,449 at June 30, 2003 compared to 4,718 at June 30, 2002. Average student population for the six months ending June 30, 2003 increased 15.0% to 5,595 compared to 4,864 for the same period in 2002. Same Campus average student population increased 12.6% to 5,476 at June 30, 2003 compared to 4,864 in 2002.

Net income of $3,020,000 was recorded for the six months ended June 30, 2003 compared to $1,834,000 in 2002. The increased profit was the result of increased revenue and operating margin compared to 2002. The Arlington, Texas Campus, acquired in August 2002, had minimal operating income in 2003.

Revenue increased 20.4% or $5,972,000 to $35,250,000 for the six months ended June 30, 2003 compared to $29,278,000 for the same period in 2002. The Company’s only new campus, Arlington, Texas accounted for $833,000 or 2.8% of the increase. The revenue increased due to higher student enrollments, increased average student population and an approximate 6% tuition increase compared to 2002.

Instruction Costs and Services – increased 15.3% or $1,408,000 to $10,597,000 compared to $9,189,000 in 2002. The increase was primarily a result of increased salary expense compared to 2002. Salaries increased $1,180,000 due to higher wages and a slight increase in the number of staff compared to 2002. Textbooks and uniforms accounted for the remaining increase.

Selling and Promotional – increased 9% or $368,000 to $4,456,000 compared to $4,088,000 in 2002. The increase is primarily a result of additional television and newspaper advertising compared to 2002.

General and Administrative – increased 24.9% or $2,840,000 to $14,265,000 compared to $11,425,000 in 2002. The largest dollar increase was due to a payroll increase of $755,000 compared to 2002. Additional employees due to larger enrollment and higher wages were factors in the increase. Expenses related to acquiring new employees increased $434,000 as the Company filled several existing open positions at the Campuses. Outside service expense increased $244,000 due to several factors including increased temporary help and student and faculty surveys as the Company made efforts to continue retention improvement. Occupancy expense increased $427,000 as rent, utilities, and janitorial expense increased. The additional rent expense was due to the Company taking additional space at several Campuses, the addition of the Arlington, Texas Campus in August 2002, normal rent increases and one campus move. The San Bernardino, California campus was moved to new larger facility in the first quarter of 2003. Depreciation expense increased $216,000 as capital expenditures increased during 2003. The Company also experienced increased expenses in several other categories as average student population increased 15.0%.

Provision for Uncollectible Accounts – decreased $581,000 to $1,081,000 compared to $1,662,000 in 2002. The decrease is a result of increased reenrollments, increased population in clinical programs, improved student retention, lower delinquencies and a more effective collections process. The Company anticipates the provision for uncollectible accounts may increase as a percentage of revenue in future quarters. The allowance for uncollectible accounts as a percentage of student accounts receivable, (non-Title-IV money due directly from students) more than 30 days delinquent was 63.8% at June 30, 2003 compared to 55.2% at December 31, 2002.

Interest and Other Non-Operating Income – decreased to $92,000 for the six months ended June 30, 2003 compared to $105,000 in 2002. The Company maintains its cash and temporary investments in short term highly liquid accounts including CD’s and money markets. The average cash balance in 2003 was greater than 2002 but interest income decreased due to lower interest rates in 2003.

Interest Expense – was $24,000 for the six months ended June 30, 2003 compared to $88,000 in 2002. The interest decreased as the Company’s subordinated debt was eliminated in February 2003. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes – a tax provision of $1,899,000 or 38.6% of pretax income was recorded for the six months ended June 30, 2003 compared to $1,097,000 or 37.4% in 2002.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 5,853,000 in 2003 from 3,989,000 in 2002. The common share increase is the result of converting $3,500,000 of subordinated debt into 1,286,764 shares of common stock on February 19, 2003. In addition, common shares increased due to the Company’s employee stock purchase plan and stock options exercised offset by minimal stock repurchases. Basic income per share was $.52 in 2003 compared with $.43 in 2002. Basic income per share is shown after a reduction for preferred stock dividend accretion of $106,000 in 2002. Diluted weighted average common shares outstanding increased to 6,279,000 in 2003 from 6,130,000 in 2002. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.48 for the six months ended June 30, 2003 compared with $.31 for 2002. Diluted income per share is shown after interest on convertible debt, net of tax of $54,000 in 2002.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2002

Student enrollments increased 12.9% to 2,183 for the quarter ended June 30, 2003 compared to 1,934 in the second quarter of 2002. Same Campus enrollments increased 10.2% to 2,131 for the six months ended June 30, 2003 compared to 1,934 in 2002. Higher enrollments were the result of an increased demand for the Company’s courses compared to 2002. Student population increased 18.2% to 5,579 at June 30, 2003 compared to 4,718 at June 30, 2002. Same Campus student population increased 15.5% to 5,449 at June 30, 2003 compared to 4,718 in 2002. Average student population in the second quarter of 2003 increased 15.0% to 5,579 compared to 4,850 for the quarter ended June 30, 2002. Same Campus average student population increased 12.3% to 5,446 at June 30, 2003 compared to 4,850 in 2002.

Net income of $1,485,000 was recorded for the quarter ended June 30, 2003 compared to $996,000 in 2002. The increased profit was the result of increased revenue and operating margin compared to 2002. The Arlington, Texas Campus had a minimal operating income for the quarter ended June 30, 2003.

Revenue increased 19.9% or $2,966,000 to $17,891,000 for the quarter ended June 30, 2003 compared to $14,925,000 for the same period in 2002. The revenue increased due to higher student enrollments, increased average student population and an approximate 6% tuition increase compared to 2002. The Company’s Arlington, Texas Campus accounted for $442,000 or 3.0% of the increase.

Instruction Costs and Services – increased 18.4% or $829,000 to $5,339,000 compared to $4,510,000 in 2002. The increase was primarily a result of increased salary expense compared to 2002. Salaries increased $578,000 due to higher wages and a slight increase in the number of staff compared to 2002. Textbooks and uniforms accounted for the remaining increase.

Selling and Promotional – increased to $2,334,000 compared to $2,155,000 in 2002. The increase is primarily a result of additional television and newspaper advertising compared to 2002.

General and Administrative – increased 23.5% or $1,386,000 to $7,281,000 compared to $5,895,000 in 2002. The largest dollar increase was payroll, which increased $429,000 compared to 2002. Additional employees due to larger enrollment and higher wages were factors in the increase. Expenses related to acquiring new employees increased $169,000 as the Company filled several existing open positions at the Campuses. Outside service expense increased $180,000 due to several factors including increased temporary help and student and faculty surveys as the Company made efforts to continue retention improvement. Occupancy expense increased $144,000 as both rent and utilities increased. The additional rent expense was due to the Company taking additional space at several Campuses, the addition of the Arlington, Texas Campus in August 2002, normal rent increases and one campus move. The San Bernardino, California campus was moved to new larger facility in the first quarter of 2003. Depreciation expense increased $109,000 as capital expenditures accelerated during 2003. The Company also experienced increased expenses in several other categories as revenue increased by 19.9%.

Provision for Uncollectible Accounts – decreased $294,000 to $566,000 compared to $860,000 in 2002. The decrease is a result of increased reenrollments, increased population in clinical program, improved student retention, lower delinquencies and a more effective collections process. The Company anticipates the provision for uncollectible accounts may increase as a percentage of revenue in future quarters. The allowance for uncollectible accounts as a percentage of student accounts receivable, (non-Title-IV money due directly from students) more than 30 days delinquent was 63.8% at June 30, 2003 compared to 57.9% at March 31, 2003.

Interest and Other Non-Operating Income – decreased to $48,000 for the quarter ended June 30, 2003 compared to $50,000 for the quarter ended June 30, 2002. Interest income decreased due to lower interest rates compared to 2002.

Interest Expense – was $44,000 for the quarter ended June 30, 2002. Interest expense decreased $44,000 as the Company’s subordinated debt was eliminated. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes – a tax provision of $934,000 or 38.6% of pretax income was recorded for the quarter ended June 30, 2003 compared to $515,000 or 34.1% for the quarter ended June 30, 2002.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 5,860,000 in 2003 from 3,992,000 in 2002. The common share increase is the result of converting $3,500,000 of subordinated debt into 1,286,764 shares of common stock on February 19, 2003. In addition, common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.25 in 2003 compared with $.24 in 2002. Basic income per share is shown after a reduction for preferred stock dividend accretion of $54,000 in 2002. Diluted weighted average common shares outstanding increased to 6,317,000 in 2003 from 6,147,000 in 2002. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.24 for the quarter ended June 30, 2003 compared with $.17 for 2002. Diluted income per share is shown after interest on convertible debt, net of tax of $27,000 in 2002.

Liquidity and Capital Resources

Bank Financing

The Company negotiated a $3,000,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. The amount available under the facility is offset by the letter of credit discussed below. As a result $2,764,000 is currently available under the facility. This facility expires on April 30, 2004 and the Company anticipates that it will be extended. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate equal to the prime rate and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company’s Garden Grove, California location. The letter of credit will expire October 2, 2003. Each year as the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2005. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000, $471,000, $354,000, and $236,000 at December 31, 1999, 2000, 2001, and 2002, respectively. The letter can only be drawn upon if there is default under the lease agreement. There has been no default at any time under the lease agreement.

Lease Obligations

The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also has a lease obligation for the Chief Executive Officer’s automobile. The Company also rents various equipment under operating leases that are generally cancelable within 30 years. Rentable expense for these leases was $2,157,000 and $1,863,000 as of June 30, 2003 and June 30, 2002, respectively. Aggregate minimum future rentals payable under the operating leases at June 30, 2003 were approximately:

2003 (remainder of the year)	$2,173,000
2004	$4,541,000
2005	$4,167,000
2006	$3,917,000
2007 and thereafter	$22,404,000

Cash Flows and Other

Net cash flows provided by operating activities was $4,689,000 for the six months ended June 30, 2003 compared with $2,081,000 in 2002. Cash flows from operating activities increased due to the increase in net income of $1,186,000 and income taxes payable of $1,298,000.

Cash used in investing activities was $1,446,000 for the six months ended June 30, 2003 compared to $2,007,000 in 2002. Capital expenditure spending increased $779,000 in 2003 compared to 2002. The Company had a minimal change in short term investments during 2003 compared to a $1,323,000 increase in short term investments during 2002.

Cash used by financing activities was $172,000 for the six months ended June 30, 2003 compared to $61,000 in 2002. The increase in cash used was primarily a result of increased dividends paid in 2003. The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of the Preferred Stock.

The Company’s Board of Directors approved a 500,000 shares repurchase program in August 2000. As of June 30, 2003 the Company purchased a total of 278,935 shares at an average price of $3.92 pursuant to the buy back plan. The Company’s last purchase was 2,800 shares at $12.52 per share in the first quarter of 2003. The share repurchase plan remains in effect.

On February 27, 2003 the Board of Director unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 22, 2003. The Compensation Plan provides an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board of Directors.

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of June 30, 2003, 35,300 shares remain available to be granted with the 1998, 2000 and 2002 option plans. As of June 30, 2003 no options have been issued under the 2003 Compensation Plan.

On February 27, 2003 the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (“Employee Plan”). The Plan was approved by the Company’s shareholders at its Annual Meeting held on May 22, 2003. The Plan is similar to the current Plan which expires September 30, 2003. An aggregate of 75,000 shares of Common Stock of the Company are subject to the Employee Plan and are reserved for issuance under such Plan. Options to purchase 15,000 shares of Common Stock of the Company are to be offered to participants for purchase in the first year (commencing October 1, 2003 and ending September 30, 2004) and each of the four succeeding plan years. The option price of Common Stock purchased with payroll deductions made during such annual, semi-annual or calendar-quarterly offering for participant therein shall be the lower of:

(a)	95% of the closing price of the Common Stock on the Offering Commencement Date or the nearest prior business day on which trading occurred on the Nasdaq Stock Market; or

(b)	95% of the closing price of the Common Stock on the Offering Termination Date or the nearest prior business day on which trading occurred on the Nasdaq Stock Market.

The Company entered into agreements on February 25, 1997 with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds (“Cahill-Warnock”), for the issuance by the Company and purchase by Cahill-Warnock of 55,147 shares of the Company’s new Class B Voting Convertible Preferred Stock (“Voting Preferred Stock”) for $1.5 million, and 5% Debentures due 2003 (“New Debentures”) for $3.5 million (collectively, the “Cahill Transaction”). Cahill-Warnock subsequently assigned (with the Company’s consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company. Mr. Seward purchased such shares for their purchase price of approximately $50,000. On September 30, 2001, Mr. Seward converted his 1,838 shares of Voting Preferred Stock into 18,380 shares of Common Stock. The New Debentures had nondetachable warrants (“Warrants”) for approximately 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock. The following transactions have occurred with respect to the Voting Preferred Stock and New Debentures since December 31, 2001:

(1)	The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively “Cahill-Warnock”) on November 25, 2002. The purpose of the agreement was to convert the Voting Preferred Stock into Common Stock.

(2)	The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Company received no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock were issued and outstanding as of the date of the Registration Statement. The Robert F. Brozman Trust held 350,000 shares, Cahill, Warnock Strategic Partners Fund, and L.P. held 237,000 shares, and Strategic Associates, L.P. held 13,000 shares. The remaining 533,090 shares related to common shares issued upon conversion of the preferred stock to common stock.

(3)	The Registration Statement became effective February 5, 2003.

(4)	Cahill-Warnock exchanged their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock on February 7, 2003. The Company has no remaining Preferred Stock outstanding.

(5)	The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend of $174,000 to encourage the conversion of the Preferred Stock.

(6)	Cahill-Warnock exercised the non-detachable Warrants on February 19, 2003 and the Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants.

The Company meets its working capital, capital equipment purchases and cash requirements with funds generated internally. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements. However, cash flows are dependent on the Company’s ability to maintain Title IV eligibility, maintain demand for programs and to minimize uncollectible accounts receivable through effective collections and improved retention.

(The remainder of this page was left intentionally blank.)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificate of deposits and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from 1.09% to 2.75% at June 30, 2003. The Company’s exposure to fluctuations in the interest rates for its’ money market accounts and certificates of deposit are minimal.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

(The remainder of this page was left intentionally blank.)

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract; deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company’s management, resolution of such pending litigation and disputed findings will not have a material effect on the Company’s financial condition or its results of operation.

The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

Item 2.	Change in Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Company held its 2003 Annual Meeting of Stockholders (“Annual Meeting”) on May 22, 2003. On the Record Date, the Company had 5,370,855 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting.

b)	Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for Directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

Election of five Directors:	For	Withheld
1. Jack L. Brozman	5,129,866	240,989
2. James R. Seward	5,355,741	15,114
3. Thomas K. Sight	5,355,641	15,214
4. Janet M. Stallmeyer	5,355,591	15,264
5. David L. Warnock	5,355,537	15,318

c)	Ratification of the appointment of the independent auditors for the Company for 2003 was voted as follows:

	For	Against	Withheld
BKD, LLP	5,342,079	7,980	20,796

d)	Approval of the 2003 Restated Employee Stock Purchase Plan was voted as follows:

For	Against	Withheld
5,013,900	334,109	22,846

e)	Approval of the 2003 Long-Tem Executive Compensation Plan was voted as follows:

For	Against	Withheld
5,314,604	34,755	21,496

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K

A)	3-1	Restated Certificate of Incorporation of the Corporation, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).

	3-1	Amended and Restated Bylaws of the Corporation (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).

	11	Computation of per share earnings.

	31-1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31-2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32-1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32-2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)	The Company filed a report on Form 8-K dated May 2, 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended March 31, 2003.

The Company filed a report on Form 8-K dated August 4, 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORDE CAREER COLLEGES, INC.

DATED: August 5, 2003

By:	/s/ JACK L. BROZMAN
Jack L. Brozman, Chief Executive Officer

By:	/s/ PAUL R. GARDNER
Paul R. Gardner, Chief Financial Officer

(The remainder of this page was left intentionally blank.)