Form 10-Q
period 2003-09-30
CONCORDE CAREER COLLEGES INC
filed 2003-10-29
CIK 832483

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission File No. 0-16992

CONCORDE CAREER COLLEGES, INC.

(exact name of registrant as specified in its charter)

Delaware	43-1440321
(State of other jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification Number)

5800 Foxridge, Suite 500 Mission, Kansas	66202
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒    No  ☐

As of October 16, 2003 Concorde Career Colleges, Inc. had 5,908,301 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2003

INDEX

PART I – FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has litigation pending which arose in the normal course of business. See further discussion in Part II, Item 1-“Legal Proceedings”.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of September 30, 2003, 36,500 shares remain available to be granted with the 1998, 2000 and 2002 option plans. As of September 30, 2003 no options have been issued under the 2003 Compensation Plan.

On February 27, 2003 the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (“Employee Plan”). The Plan was approved by the Company’s shareholders at its Annual Meeting held on May 22, 2003. The Plan is similar to the previous Employee Stock Purchase Plan that expired September 30, 2003. An aggregate of 75,000 shares of Common Stock of the Company are subject to the Employee Plan and are reserved for issuance under such Plan. Options to purchase 15,000 shares of Common Stock of the Company are to be offered to participants for purchase in the first year (commencing October 1, 2003 and ending September 30, 2004) and each of the four succeeding plan years. The option price of Common Stock purchased with payroll deductions made during such annual, semi-annual or calendar-quarterly offering for participant therein shall be the lower of:

(a)	95% of the closing price of the Common Stock on the Offering Commencement Date or the nearest prior business day on which trading occurred on the NASDAQ Stock Market; or

(b)	95% of the closing price of the Common Stock on the Offering Termination Date or the nearest prior business day on which trading occurred on the NASDAQ Stock Market.

Note 4:

The Company has stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost is not reflected in the results of operations, as all options granted under those plans had an exercise price equal to or exceeding the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and income per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$4,785,000	$3,167,000	$1,765,000	$1,333,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	409,000	225,000	134,000	96,000

Pro forma net income	$4,376,000	$2,942,000	$1,631,000	$1,237,000

Income per share
Basic – as reported	$.82	$.75	$.30	$.32

Basic – pro forma	$.75	$.70	$.28	$.30

Diluted – as reported	$.76	$.53	$.28	$.22

Diluted – pro forma	$.70	$.49	$.26	$.20

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS

	September 30, 2003	December 31, 2002
Current Assets:
Cash and cash equivalents	$15,548,000	$9,777,000
Short term investments	2,504,000	2,521,000
Receivables
Accounts receivable	25,125,000	19,784,000
Notes receivable	4,613,000	1,733,000
Allowance for uncollectible accounts	(1,949,000)	(1,909,000)

Net receivables	27,789,000	19,608,000
Recoverable income taxes		227,000
Deferred income taxes	952,000	952,000
Supplies and prepaid expenses	2,385,000	2,005,000

Total current assets	49,178,000	35,090,000
Fixed Assets, Net	4,748,000	3,541,000

Other Assets:
Long-term notes receivable	888,000	218,000
Allowance for uncollectible notes	(60,000)	(19,000)
Goodwill	954,000	954,000
Intangible, net	211,000	265,000
Deferred financing cost, net		2,000

Total other assets	1,993,000	1,420,000

	$55,919,000	$40,051,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003	December 31, 2002
Current Liabilities:
Deferred revenues	$29,994,000	$20,996,000
Accrued salaries and wages	2,196,000	1,363,000
Accounts payable	3,157,000	2,599,000
Accrued liabilities	1,427,000	1,228,000
Accrued income taxes payable	603,000
Subordinated debt due to related party		3,500,000
Dividends payable		218,000

Total current liabilities	37,377,000	29,904,000
Deferred Income Taxes	157,000	157,000
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,190,911 shares issued and 5,899,801 shares outstanding at September 30, 2003 and 4,846,699 shares issued and 4,558,289 shares outstanding at December 31, 2002	619,000	485,000
Capital in excess of par	13,342,000	9,831,000
Retained Earnings	5,576,000	791,000
Less treasury stock, 291,110 shares in 2003 and 288,410 in 2002, at cost	(1,152,000)	(1,117,000)

Total stockholders’ equity	18,385,000	9,990,000

	$55,919,000	$40,051,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net Revenue	$55,138,000	$45,338,000	$19,888,000	$16,060,000
Costs and Expenses:
Instruction costs and services	16,653,000	13,815,000	6,056,000	4,626,000
Selling and promotional	7,110,000	6,213,000	2,654,000	2,125,000
General and administrative	21,792,000	17,692,000	7,527,000	6,267,000
Provision for uncollectible accounts	1,884,000	2,637,000	803,000	975,000

Total Expenses	47,439,000	40,357,000	17,040,000	13,993,000

Operating Income	7,699,000	4,981,000	2,848,000	2,067,000
Interest and Other Non-Operating Income	137,000	168,000	45,000	63,000
Interest Expense	24,000	133,000		45,000

Income Before Provision For Income Taxes	7,812,000	5,016,000	2,893,000	2,085,000
Provision For Income Taxes	3,027,000	1,849,000	1,128,000	752,000

Net Income	4,785,000	3,167,000	1,765,000	1,333,000
Class B Preferred Stock Accretion		161,000		55,000

Net Income Available to Common Shareholders	$4,785,000	$3,006,000	$1,765,000	$1,278,000

Weighted Average Shares Outstanding:
Basic	5,861,000	3,992,000	5,877,000	3,996,000
Diluted	6,275,000	6,145,000	6,318,000	6,174,000
Net Income Per Share:
Basic	$.82	$.75	$.30	$.32
Diluted	$.76	$.53	$.28	$.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows – Operating Activities:
Net Income	$4,785,000	$3,167,000
Adjustment to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	1,101,000	697,000
Provision for uncollectible accounts	1,884,000	2,637,000
Change in assets and liabilities —
(Increase) in receivables, net	(10,694,000)	(9,550,000)
Increase in deferred revenue	8,998,000	7,137,000
Increase (decrease) in income taxes payable/recoverable	830,000	(414,000)
Increase in accounts payable, accrued expenses and other	1,189,000	1,615,000

Total adjustments	3,308,000	2,122,000

Net operating activities	8,093,000	5,289,000

Cash Flows-Investing Activities:
Acquisition of Extended Health Education	—	(890,000)
(Purchase) redemption of short term investments	17,000	(327,000)
Capital expenditures	(2,231,000)	(1,031,000)

Net investing activities	(2,214,000)	(2,248,000)

Cash Flows-Financing Activities:
Treasury stock purchased	(35,000)	(19,000)
Dividends paid	(218,000)	(132,000)
Stock purchase plan	87,000	45,000
Stock options exercised	58,000	20,000

Net financing activities	(108,000)	(86,000)

Net Increase in Cash and Cash Equivalents	5,771,000	2,955,000
Cash and Cash Equivalents at Beginning of Period	9,777,000	7,556,000

Cash and Cash Equivalents at End of Period	$15,548,000	$10,511,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
Interest	$39,000	$177,000
Income taxes	2,204,000	$2,359,000

Conversion of subordinated debt to common stock through exercise of warrants	3,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2002	$485,000	$9,831,000	$791,000	$(1,117,000)	$9,990,000
Net Income			4,785,000		4,785,000
Warrants Exercised	129,000	3,371,000			3,500,000
Stock Options Exercised	4,000	54,000			58,000
Employee Stock Purchase Plan	1,000	86,000			87,000
Treasury Stock Purchased				(35,000)	(35,000)

BALANCE, June 30, 2003	$619,000	$13,342,000	$5,576,000	$(1,152,000)	$18,385,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Instruction costs and services	30.2	30.5	30.5	28.8
Selling and promotional	12.9	13.7	13.3	13.2
General and administrative	39.5	39.0	37.8	39.0
Provision for uncollectible accounts	3.4	5.8	4.0	6.1

Total operating expenses	86.0	89.0	85.6	87.1
Operating income	14.0	11.0	14.4	12.9
Other non-operating income	0.2	0.4	0.2	0.4
Interest expense	—	0.3	—	0.3

Income before provision for income taxes	14.2	11.1	14.6	13.0
Provision for income taxes	5.5	4.1	5.7	4.7

Net income	8.7%	7.0%	8.9%	8.3%

(The remainder of this page was left intentionally blank.)

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of September 30, 2003, the Company operated Campuses at 12 locations in seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “HEA”). The Company received approximately 82% of cash receipts from such funds for the year ended December 31, 2002.

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

Each of the Company’s Campuses must be authorized by the state in which it operates, accredited by an accrediting commission that the U.S. Department of Education (“ED”) recognizes, and certified by the ED to participate in Title IV Programs. Any substantial restrictions on the Campuses ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand programs and student population.

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

Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a lower level of uncollectible accounts receivable from students during the nine months ended September 30, 2003, as student population in clinical programs increased, student retention improved, and the Company’s collection process became more effective. The Company expects that non-Title IV accounts and notes receivable due from students may continue to increase in the future and that the related provision for uncollectible accounts may also increase dependent upon the Company’s collection effectiveness and student retention.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2002

Student enrollments increased 11.2% to 7,638 for the nine months ended September 30, 2003 compared to 6,866 in 2002. Same Campus (campuses owned and operated greater than one year) enrollments increased 7.2% to 7,348 for the nine months ended September 30, 2003 compared to 6,854 in 2002. Higher enrollments were the result of an increased demand for the Company’s courses compared to 2002. Student population increased 14.3% to 6,266 at September 30, 2003 compared to 5,482 at September 30, 2002. Same Campus student population increased 10.7% to 5,994 at September 30, 2003 compared to 5,413 at September 30, 2002. Average student population for the nine months ending September 30, 2003 increased 15.3% to 5,750 compared to 4,988 for the same period in 2002. Same Campus average student population increased 12.6% to 5,596 at September 30, 2003 compared to 4,971 in 2002.

Net income of $4,785,000 was recorded for the nine months ended September 30, 2003 compared to $3,167,000 in 2002. The increased profit was the result of increased revenue and operating margin compared to 2002. The Arlington, Texas Campus, acquired in August 2002, had a minimal operating loss in 2003.

Revenue increased 21.6% or $9,800,000 to $55,138,000 for the nine months ended September 30, 2003 compared to $45,338,000 for the same period in 2002. The Company’s only new campus, Arlington, Texas accounted for $1,604,000 of the increased revenue. Revenue increased due to higher student enrollments, increased average student population and a tuition increase of approximately 6%.

Instruction Costs and Services – increased 20.5% or $2,838,000 to $16,653,000 compared to $13,815,000 in 2002. The increase was primarily a result of increased salary expense compared to 2002. Salaries increased $1,980,000 due to higher wages and an increase in the number of staff compared to 2002. Textbooks and uniforms accounted for the remaining increase.

Selling and Promotional – increased 14.4% or $897,000 to $7,110,000 compared to $6,213,000 in 2002. The increase is primarily a result of additional television and newspaper advertising compared to 2002.

General and Administrative – increased 23.2% or $4,100,000 to $21,792,000 compared to $17,692,000 in 2002. The largest dollar increase was due to a payroll increase of $1,106,000 compared to 2002. Additional employees due to larger enrollment and higher wages were factors in the increase. Expenses related to acquiring new employees increased $419,000 as the Company filled several existing positions at the Campuses. Outside service expense increased $198,000 due to several factors including increased temporary help and student and faculty surveys as the Company made efforts to continue retention improvement. Occupancy expense increased $747,000 as rent, utilities, and janitorial expense increased. The additional rent expense was due to the Company leasing additional space at several Campuses, normal rent increases, the addition of the Arlington, Texas Campus in August 2002 and subsequent move to a new location in June 2003, and the San Bernardino Campus move. The San Bernardino, California campus moved to new facility in the first quarter of 2003. Depreciation expense increased $336,000 as capital expenditures increased during 2003. The Company also experienced increased expenses in several other categories as average student population increased 15.3%.

Provision for Uncollectible Accounts – decreased $753,000 to $1,884,000 compared to $2,637,000 in 2002. The decrease is a result of increased reenrollments, increased population in clinical programs, improved student retention, lower delinquencies and a more effective collections process. The Company anticipates the provision for uncollectible accounts may increase as a percentage of revenue in future quarters. The allowance for uncollectible accounts as a percentage of student accounts receivable, (non-Title-IV money due directly from students) more than 30 days delinquent was 65.4% at September 30, 2003 compared to 55.2% at December 31, 2002.

Interest and Other Non-Operating Income – decreased to $137,000 for the nine months ended September 30, 2003 compared to $168,000 in 2002. The Company maintains its cash and temporary investments in short term highly liquid accounts including CD’s and money markets. The average cash balance in 2003 was greater than 2002 but interest income decreased due to lower interest rates in 2003.

Interest Expense – was $24,000 for the nine months ended September 30, 2003 compared to $133,000 in 2002. The interest decreased as the Company’s subordinated debt was eliminated in February 2003. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes – a tax provision of $3,027,000 or 38.7% of pretax income was recorded for the nine months ended September 30, 2003 compared to $1,849,000 or 36.9% in 2002.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 5,861,000 in 2003 from 3,992,000 in 2002. The common share increase is the result of converting $3,500,000 of subordinated debt into 1,286,764 shares of common stock on February 19, 2003. In addition, common shares increased due to the Company’s employee stock purchase plan and stock options exercised offset by minimal stock repurchases. Basic income per share was $.82 in 2003 compared with $.75 in 2002. Basic income per share is shown after a reduction for preferred stock dividend accretion of $161,000 in 2002. Diluted weighted average common shares outstanding increased to 6,275,000 in 2003 from 6,145,000 in 2002. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.76 for the nine months ended September 30, 2003 compared with $.53 for 2002. Diluted income per share is shown after interest on convertible debt, net of tax of $81,000 in 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2002

Student enrollments increased 12.5% to 2,972 for the quarter ended September 30, 2003 compared to 2,641 in the third quarter of 2002. Same Campus enrollments increased 5.9% to 2,784 for the three months ended September 30, 2003 compared to 2,629 in 2002. Higher same Campus enrollments were the result of an increased demand for the Company’s courses compared to 2002. Student population increased 14.3% to 6,266 at September 30, 2003 compared to 5,482 at September 30, 2002. Same Campus student population increased 10.7% to 5,994 at September 30, 2003 compared to 5,413 in 2002. Average student population in the third quarter of 2003 increased 15.7% to 6,061 compared to 5,238 for the quarter ended September 30, 2002. Same Campus average student population increased 12.5% to 5,835 at September 30, 2003 compared to 5,185 in 2002.

Revenue increased 23.8% or $3,828,000 to $19,888,000 for the quarter ended September 30, 2003 compared to $16,060,000 for the same period in 2002. Revenue increased due to higher student enrollments, increased average student population and an approximate 6% tuition increase compared to 2002. The Company’s Arlington, Texas Campus accounted for $698,000 or 4.3% of the increase.

Instruction Costs and Services – increased 30.9% or $1,430,000 to $6,056,000 compared to $4,626,000 in 2002. The increase was primarily a result of increased salary expense compared to 2002. Salaries increased $800,000 due to higher wages and an increase in the number of staff compared to 2002. Textbooks and uniforms accounted for the remaining increase.

Selling and Promotional – increased 24.9% to $2,654,000 compared to $2,125,000 in 2002. The increase is primarily a result of additional television and newspaper advertising compared to 2002.

General and Administrative – increased 20.1% or $1,260,000 to $7,527,000 compared to $6,267,000 in 2002. The largest dollar increase was payroll, which increased $351,000 compared to 2002. Additional employees due to larger enrollment and higher wages were factors in the increase. Occupancy expense increased $368,000 as rent, utilities and janitorial expense increased. The additional rent expense was due to the Company leasing additional space at several Campuses, normal rent increases, the addition of the Arlington, Texas Campus in August 2002 and subsequent move to a new location in June 2003, and the San Bernardino Campus move. The San Bernardino, California campus moved to new facility in the first quarter of 2003. Depreciation expense increased $120,000 as capital expenditures accelerated during 2003. The Company also experienced increased expenses in several other categories as revenue increased by 23.8%.

Provision for Uncollectible Accounts – decreased $172,000 to $803,000 compared to $975,000 in 2002. The decrease is a result of increased reenrollments, increased population in clinical program, improved student retention, lower delinquencies and a more effective collections process. The Company anticipates the provision for uncollectible accounts may increase as a percentage of revenue in future quarters. The allowance for uncollectible accounts as a percentage of student accounts receivable, (non-Title-IV money due directly from students) more than 30 days delinquent was 65.4% at September 30, 2003 compared to 63.8% at June 30, 2003.

Interest and Other Non-Operating Income – decreased to $45,000 for the quarter ended September 30, 2003 compared to $63,000 for the quarter ended September 30, 2002. Interest income decreased due to lower interest rates compared to 2002.

Interest Expense – was $45,000 for the quarter ended September 30, 2002. Interest expense decreased $45,000 as the Company’s subordinated debt was eliminated. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes – a tax provision of $1,128,000 or 39.0% of pretax income was recorded for the quarter ended September 30, 2003 compared to $752,000 or 36.1% for the quarter ended September 30, 2002.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 5,877,000 in 2003 from 3,996,000 in 2002. The common share increase is the result of converting $3,500,000 of subordinated debt into 1,286,764 shares of common stock on February 19, 2003. In addition, common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.30 in 2003 compared with $.32 in 2002. Basic income per share is shown after a reduction for preferred stock dividend accretion of $55,000 in 2002. Diluted weighted average common shares outstanding increased to 6,318,000 in 2003 from 6,174,000 in 2002. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.28 for the quarter ended September 30, 2003 compared with $.22 for 2002. Diluted income per share is shown after interest on convertible debt, net of tax of $27,000 in 2002.

Liquidity and Capital Resources

Bank Financing

The Company negotiated a $3,000,000 secured revolving credit facility on December 28, 1998, with Security Bank of Kansas City. The amount available under the facility is offset by the letter of credit discussed below. As a result $2,882,000 is currently available under the facility. This facility expires on April 30, 2004 and the Company anticipates that it will be extended. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate equal to the prime rate and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

On December 30, 1998 Security Bank of Kansas City issued a $589,000 letter of credit as security for a lease on the Company’s Garden Grove, California location. The current letter of credit in the amount of $118,000 will expire October 2, 2004. Each year as the letter of credit expires it will be replaced by replacement letters of credit expiring annually through October 2, 2004. The replacement letters of credit will be issued at amounts decreasing 20% annually from the original issue amount. The letter of credit was $589,000, $471,000, $354,000, and $236,000 at December 31, 1999, 2000, 2001, and 2002, respectively. The letter can only be drawn upon if there is default under the lease agreement. There has been no default at any time under the lease agreement.

Lease Obligations

The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also has a lease obligation for the Chief Executive Officer’s automobile. The Company also rents various equipment under operating leases that are generally cancelable within 30 years. Rentable expense for these leases was $3,407,000 and $2,800,000 as of September 30, 2003 and September 30, 2002, respectively. Aggregate minimum future rentals payable under the operating leases at September 30, 2003 were approximately:

2003 (remainder of the year)	$1,100,000
2004	$4,541,000
2005	$4,163,000
2006	$3,917,000
2007 and thereafter	$22,594,000

Cash Flows and Other

Net cash flows provided by operating activities was $8,093,000 for the nine months ended September 30, 2003 compared with $5,289,000 in 2002. Cash flows from operating activities increased primarily due to the increase in net income of $1,618,000 and income taxes payable of $1,244,000.

Cash used in investing activities was $2,214,000 for the nine months ended September 30, 2003 compared to $2,248,000 in 2002. Capital expenditure spending increased $1,200,000 in 2003 compared to 2002. The Company had a minimal change in short term investments during 2003 compared to a $327,000 increase in short term investments during 2002. Capital expenditures increased as the Company has moved two Campuses during 2003. The capital cost for the two Campuses was approximately, $1,072,000. The remaining capital expenditure was for leasehold improvements and computers at current locations. The Company anticipates capital spending to be approximately $1,000,000 for the remainder of 2003, primarily for two Campus moves and equipment for new programs.

Cash used by financing activities was $108,000 for the nine months ended September 30, 2003 compared to $86,000 in 2002. The increase in cash used was primarily a result of increased dividends paid in 2003. The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of the Preferred Stock.

The Company’s Board of Directors approved a 500,000 shares repurchase program in August 2000. As of September 30, 2003, the Company purchased a total of 278,935 shares at an average price of $3.92 pursuant to the buy back plan. The Company’s last purchase was 2,800 shares at $12.52 per share in the first quarter of 2003. The share repurchase plan remains in effect.

On February 27, 2003, the Board of Director unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 22, 2003. The Compensation Plan provides an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board of Directors.

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of September 30, 2003, 36,500 shares remain available to be granted with the 1998, 2000 and 2002 option plans. As of September 30, 2003 no options have been issued under the 2003 Compensation Plan.

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

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificate of deposits and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from .95% to 2.75% at September 30, 2003. The Company’s exposure to fluctuations in the interest rates for its’ money market accounts and certificates of deposit are minimal.

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

PART II — OTHER INFORMATION

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

The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

Item 2.	Change in Securities and Use of Proceeds - None

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information- None

Item 6.	Exhibits and Reports on Form 8-K

A)	3-1 Restated Certificate of Incorporation of the Corporation, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).

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

The Company filed a report on Form 8-K dated October , 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORDE CAREER COLLEGES, INC.

DATED: October 29, 2003

By:	/s/ JACK L. BROZMAN

Jack L. Brozman, Chief Executive Officer

By:	/s/ PAUL R. GARDNER

Paul R. Gardner, Chief Financial Officer

(The remainder of this page was left intentionally blank.)