Form 10-K
period 2003-12-31
CONCORDE CAREER COLLEGES INC
filed 2004-03-15
CIK 832483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Commission file number 0-16992

CONCORDE CAREER COLLEGES, INC.

(Exact name of registrant as specified in its charter)

5800 Foxridge Drive, Suite 500

Mission, Kansas 66202

Telephone: (913) 831-9977

Incorporated in the State of Delaware

43-1440321

(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS

Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days, and (3) is an accelerated filer (as defined by Rule 12 b-2 of the Exchange Act).

(1) Yes ☒ No ☐                     (2) Yes ☒ No ☐                     (3) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate the number of outstanding shares of the Registrant’s Common Stock, as of February 11, 2004:

5,984,772 Shares of Common Stock, $.10 par value

The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $83,944,775 as of February 13, 2004. Part III incorporates information by reference to the Registrant’s definitive proxy statement for Annual Meeting of Stockholders to be held May 27, 2004.

CONCORDE CAREER COLLEGES, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2003

Introduction and Note on Forward Looking Statements

The discussion set forth below, as well as other portions of this Form 10-K, may contain forward-looking comments. Such comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-K and may relate to: (i) the ability of the Company to realize increased enrollments from investments in infrastructure made over the past year; (ii) the U.S. Department of Education’s (“ED’s”) enforcement or interpretation of existing statutes and regulations affecting the Company’s operations; and (iii) the sufficiency of the Company’s working capital, financing and cash flow from operating activities for the Company’s future operating and capital requirements. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments. The following should be read in conjunction with Part II, Item 7 – Safe Harbor Statement.

Also see Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Trends and Recent Events, and Liquidity and Capital Resources.”

Documents Incorporated By Reference

Portions of the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

Overview

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. The Company serves the segment of population seeking to acquire a career-oriented education. The Campuses generally enjoy long operating histories and strong franchise value in their local markets. As of December 31, 2003, the Company operated Campuses at 12 locations in seven states (the “Campuses”).

The Company was formed in 1988 as a Delaware corporation. Prior to March 31, 1988, the Company was the career college division of CenCor, Inc. (“CenCor”). The Company’s principal office is located at 5800 Foxridge Drive, Suite 500, Mission, Kansas 66202 (telephone: (913) 831-9977). Unless otherwise indicated, the term “Company” refers to Concorde Career Colleges, Inc. and its direct wholly owned subsidiaries.

Available Information on Website

The Company’s website is located at http://www.concordecareercolleges.com. The Company’s filings are all placed on the Company’s website within a reasonable time after the filing is completed with the SEC.

The Campuses

The Company’s twelve Campuses are located in the following cities: North Hollywood, Garden Grove, San Bernardino, and San Diego, California; Denver, Colorado; Lauderdale Lakes, Jacksonville, and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; Memphis, Tennessee; and Arlington, Texas. The Company has designated each Campus except Memphis, as a “Concorde Career Institute,” to increase name recognition. The Memphis, Tennessee Campus has been designated as “Concorde Career College.”

Programs of Study

The Company’s programs of study are intended to provide students with the requisite knowledge and job skills for the positions in their chosen career. The programs are Vocational/Practical Nursing, Respiratory Therapist, Advanced Respiratory Therapist, Surgical Technician, Pharmacy Technician, Radiology Technician, Medical Office Assistant, Medical Office Professional, Medical Assistant, Insurance Coding and Billing Specialist, Dental Assistant, Patient Care Technician, and Massage Therapy. Program offerings vary by Campus. The Kansas City, North Hollywood and Memphis Campuses offer selected associate

Part I – Page 1

degree programs. Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses/programs, including Limited X-Ray, Expanded Duties for Dental Assistants, Clinical Lab Assistant, Patient Care Assistant, Home Health Aide, and various certification test preparations in allied health occupations.

The Company’s five largest programs represented approximately 81% of the student population at December 31, 2003. The programs and their percentage of the student population at December 31, 2003 are Medical Assistant 31%, Vocational Nursing/Practical Nursing 19%, Dental Assistant 14%, Insurance Coding and Billing Specialist 11%, and Respiratory Therapy 6%. Each of the remaining programs represented less than 4% of the student population.

The Campuses utilize a non-traditional academic calendar with program start dates varying by location and type of program. Programs typically commence monthly at most Campuses. Programs of study range from five to eighteen months and include from 400 to 2,265 hours of instruction. Programs are generally taught in a classroom atmosphere, with hands-on clinical and/or laboratory experience as an integral part of the curriculum. Programs generally include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the program.

Clinical programs (Surgical Technology, Respiratory Therapy, Radiologic Technology, and Practical/Vocational Nurse) are generally 12 to 15 months in length. The weekend Vocational Nursing program and Radiological Technician are longer, 18 and 24 months respectively. Clinical programs utilize clinical training that occurs in a hospital or medical facility.

Core programs (Medical Assistant, Dental Assistant, Massage Therapy, Medical Office Management, and Insurance Coding and Billing Specialist) are generally 9 to 12 months in length and utilize an externship immediately prior to graduation. Externships occur in medical offices, dental offices, medical and dental clinics, medical facilities, and hospitals.

Program advisory committees provide ideas, evaluate and recommend improvements to the curriculum for each program. Advisory committees meet once or twice a year and are comprised of local industry and business professionals. Advisory committee members provide valuable input regarding changes in the program and suggest new technologies and other factors that may enhance curriculum.

Recruitment and Admissions

A typical student is either: (i) unemployed and enrolls to learn new skills and obtain employment or (ii) underemployed and enrolls to acquire new skills or to update existing skills to increase his/her earning capacity. Students are recruited through advertising in various media, including television, newspapers, Internet, and direct mail. Management estimates that approximately 37% of all enrollments during 2003 were the result of referrals from students and graduates. Referrals accounted for approximately 35% of enrollment during 2002.

Each Campus maintains an Admissions Department that is responsible for conducting admissions interviews with potential applicants to provide information regarding the programs and to assist with the application process. In addition, each applicant for enrollment must take and pass an entrance examination administered by persons other than admissions representatives. The entrance examination and interview are designed to determine the student’s ability to benefit from the instruction provided by the Campus and the student’s level of motivation to complete the program.

The admissions criteria vary according to the program of study. Each applicant for enrollment must have a high school diploma or the equivalent of a high school diploma. Some Campuses accept students without a high school diploma or equivalent; however, the student must demonstrate the ability to benefit from the program by meeting United States Department of Education (“ED”) requirements before admission is granted. All students must be beyond the age of compulsory high school attendance. The Company utilizes a database maintained by ED to identify applicants who may be in default on a prior student loan.

The Company had 5,732 students in attendance at the Campuses at December 31, 2003 compared to 5,056 at December 31, 2002.

Student Retention

The Company strives to help students complete their program of study through admissions screening, financial aid planning and student services. Each Campus has at least one staff member whose function is to provide student services concerning academic and personal problems that might disrupt or result in a premature end to a student’s studies. Programs of study are offered in the morning, afternoon, and evening to meet the students’ scheduling needs. The Vocational Nursing Program and some general education classes are offered on weekends at some Campuses.

If a student terminates enrollment prior to completing a program, federal and state regulations permit the Company to retain only a certain percentage of the total tuition, which varies with, but generally equals or exceeds, the percentage of the program completed. Amounts received by the Company in excess of such set percentage of tuition are refunded to the student or the appropriate funding source. See “Financing Student Education,” and “Regulation” below.

Part I – Page 2

The President and Chief Executive Officer (the “CEO”) is responsible for the overall performance of the Campuses. Reporting to him are: the Vice President, Chief Financial Officer; Vice President, Human Resources; Vice President of Operations (“VPO”); Vice President of Academic Affairs; and the Vice President of Financial Aid & Compliance.

The Company maintains a strict focus on compliance in all areas of campus management and utilizes the following staff to review, train and support Campus programs and personnel: National Director of Nursing, Regional Training Developer, Director of Special Projects – Nursing, Internal Compliance Auditor, Financial Aid Specialist, and one Regional Specialist. In addition, other corporate staff train and supplement Campus staff when needed.

The Company has centralized some functions to capitalize on expertise at the corporate level. These functions include financial aid fund processing, student collections, default management, accounting, payroll, purchasing, information technology, and new program development. The Company’s operation structure is supported by a management information system that links all Campuses to a centralized administrative database and provides management with real-time access to Campus information and statistics.

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

Accreditation and Licensing

The Campuses are accredited through accreditation associations recognized by ED. These associations are the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), the Council on Occupational Education (“COE”) and the Accrediting Bureau of Health Education Schools (“ABHES”). The Memphis, Tennessee Campus is accredited by COE. The Arlington, Texas Campus is accredited by ABHES. The remaining Campuses are accredited by ACCSCT. Accreditation by an accrediting body recognized by ED is necessary for a Campus to be eligible to participate in federally sponsored financial aid programs. See “Financing Student Education.”

Certain Campuses have received accreditation or approval for specific programs from the following agencies: The American Society of Health Systems Pharmacists, Commission on Accreditation of Allied Health Education Programs, Joint Review Committee on Education in Radiologic Technology, Committee on Accreditation for Respiratory Care, the Commission on Dental Accreditation, the Committee on Dental Auxiliaries-California Board of Dental Examiners, Accreditation Review Committee on Education in Surgical Technology, the California Board of Vocational Nurse and Psychiatric Technician Examiners, Colorado Board of Nursing, Texas Board of Nursing, Florida Board of Nursing, and the Missouri Board of Nursing. Program specific accreditation/approvals are not necessary for participation in federally sponsored financial aid programs; however, they are required for certification and/or licensure of graduates from some programs, such as the Vocational or Practical Nurse and Respiratory Therapy programs offered by some of the Campuses. These accreditations or approvals have been obtained because management believes they enhance the students’ employment opportunities in those states that recognize the accrediting agencies.

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

Financing Student Education

Tuition and other ancillary fees vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $5,000 to $23,000.

Part I – Page 3

Most students attending the Campuses utilize federal government grants and/or the Federal Family Education Loan programs available under the Higher Education Act of 1965 (“HEA”), and various programs administered thereunder to finance their tuition.

Each Campus has at least one financial aid officer to assist students in preparing applications for federal grants and federal loans. Management estimates that during 2003, 81% of cash receipts were derived from funds obtained by students through these programs.

Currently, each Campus is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant (Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan, Federal Parent Loan for Undergraduate Students (PLUS), Federal Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans Administration Assistance. Also, some students are eligible for assistance under the Department of Labor’s Workforce Investment Act.

The states of California, Colorado, Tennessee, Florida, Oregon, and Texas each offer state grants to students enrolled in educational programs of the type offered by the Campuses. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs.

Students principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans (FFELs) also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. Federal Subsidized Stafford Loans are need based and awarded annually to students studying at least half time at an approved postsecondary educational institution. The maximum Pell Grant a student may receive for the 2003-2004 award year is $4,050. The amount a student actually receives is based on a federal regulatory formula devised by ED.

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

State and federal student financial aid programs are subject to the effects of state and federal budgetary processes. There can be no assurance that government funding for the financial aid programs in which the Company’s students participate will continue to be available or maintained at current levels. The loss or reduction in funding levels for state and federal student financial aid programs could have a material adverse effect on the Company.

Regulation

Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. The Company monitors compliance through periodic visits to the individual Campuses by Corporate staff. Failure to materially comply with such regulations at any of the Campuses could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. Independent certified public accountants audit the Campus’ administration of federal funds as mandated by federal regulations. Additionally, these aid programs require accreditation by the Campuses. See “Accreditation and Licensing” and “Financing Student Education.”

One of ED’s principal criteria for assessing a Campus’s eligibility to participate in student loan programs is the cohort default rate threshold percentage requirements (the “Cohort Default Rate”) enacted in the Student Loan Default Prevention Initiative Act of 1990. The regulations apply to the FFEL, and Federal Perkins Loan Program loans. Cohort Default Rates are calculated by the Secretary of Education and are designed to reflect the percentage of former students entering repayment in the cohort year, the fiscal year of the federal government—October 1 to September 30, who default on their loans during that year or the following cohort year. This calculation includes only those defaulted loans on which federal guaranty claims have been paid. A Campus may request that a defaulted loan be removed from the calculation if the Campus can demonstrate that the loan was improperly serviced and collected under guidelines established in ED’s regulations. A loan that is included in the default rate calculation may be subsequently paid by the student, but is not removed from the cohort calculation.

Part I – Page 4

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

The following table sets forth the 2002, 2001, and 2000 cohort default rates for each of the Campuses.

	Cohort Default Rates
Campus	2002(1)	2001	2000
Garden Grove, CA	10.1	8.6	10.8
Denver, CO	5.1	14.5	11.7
Jacksonville, FL	7.8	4.8	3.4
Kansas City, MO	6.4	5.2	6.8
Lauderdale Lakes, FL	9.0	14.1	12.1
Memphis TN	6.0	13.4	13.5
North Hollywood, CA	7.9	10.9	7.6
Portland, OR	4.6	4.8	9.5
San Bernardino, CA	16.8	16.0	13.0
San Diego, CA	8.4	10.9	4.4
Tampa, FL	9.6	11.6	10.7
Arlington, TX (2)	7.1

(1)	Preliminary rates received February 2004. These rates are subject to change and may not be reflective of the final rates for 2002.

(2)	The Arlington Campus began participating in the FFEL program in July 2001. Their first cohort year was October 1, 2001 to September 30, 2002. Therefore, Arlington only has a preliminary rate for 2002.

All of the Company’s Campuses have at least one of their three most recent rates below 25% and are, therefore, eligible to participate in the FFEL program. The Company maintains aggressive default management plans for each Campus and monitors activity frequently. Staff at each Campus and Corporate Office assist and educate student borrowers in understanding their rights and responsibilities as borrowers under these student loan programs.

In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Provisional certification limits the Campus’ ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. The Kansas City campus received provisional certifications in 2003 that will expire in 2006. Eight of the Company’s Campuses have full certification. Four Campuses currently have provisional certifications, Kansas City, Portland, and Memphis, received provisional certification due to high Federal Perkins Loan default rates. In addition Memphis was cited for FFEL Default Rates. The Arlington Campus was acquired by the Company in August 2002 and received provisional certification due to the change of ownership. The Company does not believe provisional certification will have a material impact on its liquidity, results of future operations or financial position. There has been no material impact due to provisional certification in prior years.

The Company is subject to extensive regulation by federal and state governmental agencies and accreditation bodies. In particular, the Higher Education Act of 1965 (“HEA”), and the regulations promulgated thereunder by ED subject the Campuses to significant regulatory scrutiny on the basis of numerous standards that Campuses must satisfy to participate in the various federal student financial assistance programs under Title IV of the HEA.

To participate in Title IV Programs, an institution must be accredited by an association recognized by ED. ED will certify an institution to participate in the Title IV Programs only after an institution has demonstrated compliance with the HEA and the ED’s extensive regulations regarding institutional eligibility. Under the HEA, accreditation associations are required to include the monitoring of certain aspects of Title IV Program compliance as part of their accreditation evaluations.

Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. The 1998 HEA reauthorization imposed a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any payment period. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Under this HEA requirement, students are obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company implemented this requirement on October 7, 2000 as required by regulation. The Company monitors the increase in accounts receivable from students and its impact on the Company’s results of operations, financial condition and cash flows. The Company’s provision for uncollectible accounts has increased as a result of this regulation.

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

Part I – Page 5

An institution in the zone may need to provide to ED timely information regarding certain accrediting agency actions and certain financial events that may cause or lead to a deterioration of the institution’s financial condition. In addition, financial and compliance audits may have to be submitted soon after the end of the institution’s fiscal year. Title IV HEA funds may be subject to cash monitoring for institutions in the zone.

The Company’s composite score was 1.7, 2.0, and 2.7 in 2001, 2002, and 2003, respectively.

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

Congress is currently reviewing the current HEA reauthorization which expires September 30, 2004. The Company is not aware of any changes that may be made during reauthorization that will have a material financial impact on the Company. However, there can be no assurance of the impact of new regulations or requirements from reauthorization.

Competition

The Campuses are subject to competition from public educational institutions in addition to a large number of other public and private companies providing postsecondary education, many of which are older, larger and have greater financial resources than the Company.

Management believes that the educational programs offered, the Campus’ reputation and marketing efforts are the principal factors in a student’s choice to enroll at a Campus. Additionally, the cost of tuition and availability of financing, the location and quality of the Campus’ facilities, and job placement assistance offered are important. The specific nature and extent of competition varies from Campus to Campus, depending on the location and type of curriculum offered. The Company competes principally through advertising and other forms of marketing, coupled with specialized curricula offered at competitive prices.

Employees

As of December 31, 2003, the Company had approximately 915 full and part-time employees, of which approximately 497 were faculty members. The Company had 314 management and administrative staff members employed at the Campuses and 44 employed at corporate headquarters. The remaining 60 employees are admissions personnel.

Management and supervisory members of both the administrative staff and administrative faculty are salaried. All other faculty and employees are paid on an hourly basis. The Company employs full-time, part-time, and on a substitute/on-call basis. The Company does not have an agreement with any labor union representing its employees and has not been the subject of any union organization efforts.

Risk Factors

Any of the following risks could materially adversely affect the Company’s business, results of operations or financial condition.

Failure to Comply with Extensive Regulations Could Have a Material Adverse Effect on the Company’s Business. Failure of the Company’s Campuses to comply with extensive regulations could result in financial penalties, loss or suspension of federal funding.

The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, the Company’s students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the HEA. The Company received approximately 81% of cash receipts from such funds for the year ended December 31, 2003. To participate in such programs, an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the ED, and certification by the ED. As a result, the Company’s Campuses are subject to extensive regulation by these agencies that, among other things, requires the Company to:

•	undertake steps to assure that the students at each of our Campuses do not default on federally guaranteed or funded student loans at a rate of 25% or more for three consecutive years;

Part I – Page 6

•	limit the percentage of revenues derived at each Campus from federal student financial aid programs to less than 90%;

•	adhere to financial responsibility and administrative capability standards;

•	prohibit the payment of incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid; and

•	achieve stringent completion and placement outcomes for short-term programs.

These regulations cover virtually all phases of the Company’s operations, including the Company’s educational programs, facilities, instructional and administrative staff, administrative procedures, financial operations and financial strength. They also affect the Company’s ability to acquire or open additional Campuses or change the Company’s corporate structure. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements.

If one of the Company’s Campuses were to violate any of these regulatory requirements, the Company could suffer a financial penalty. The regulatory agencies could also place limitations on or terminate the Company’s Campuses’ receipt of federal student financial aid funds, which could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company believes that the Campuses substantially comply with the requirements of these regulatory agencies, but the Company cannot predict with certainty how all of these requirements will be applied, or whether the Company will be able to comply with all of the requirements in the future. Some of the most significant regulatory requirements and risks that apply to the Company’s Campuses are described in the following paragraphs.

The U.S. Congress may change the law or reduce funding for federal student financial aid programs, which could harm the Company’s business.

The U.S. Congress regularly reviews and revises the laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. Congress must reauthorize HEA approximately every six years. The most recent reauthorization occurred in 1998 and reauthorized the HEA until September 30, 2004. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of the Company’s Campuses or students to participate in these programs could have a material adverse effect on the Company’s business, results of operations or financial condition. Legislative action may also increase the Company’s administrative costs and burden and require the Company to modify the Company’s practices in order for the Company’s Campuses to comply fully with applicable requirements, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

Congress is currently reviewing the current HEA reauthorization which expires September 30, 2004. The Company is not aware of any changes that may be made during reauthorization that will have a material financial impact on the Company. However, there can be no assurance of the impact of new regulations or requirements from reauthorization

If the Company does not meet financial responsibility standards, the Company’s Campuses may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy numeric standards of financial responsibility, or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Currently, none of the Campuses are required to post a letter of credit in favor of the ED or accept other conditions on its participation in the federal student financial aid programs due to failure to satisfy the numeric standards of financial responsibility. The Company cannot assure you that the Company or the Company’s Campuses will satisfy the numeric standards in the future.

The Campuses may lose eligibility to participate in federal student financial aid programs if their student loan default rates are too high.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. If any of the Company’s Campuses, depending on its size, loses eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on the Company’s business, results of operations or financial condition.

Part I – Page 7

Campuses may lose eligibility to participate in federal student financial paid programs if the percentage of their revenue derived from those programs is too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year (the “90/10” Regulation). If any of the Company’s Campuses, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company received approximately $60,054,000 from federal student financial aid programs during 2003, representing 81% of the total cash received on FFEL eligible programs. Individual campuses 90/10 rates ranged from a low of 63.1% to a high of 87.3% in 2003.

If the Company fails to demonstrate “administrative capability” to the ED, the Company’s business could suffer.

ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in federal student financial aid programs. These criteria require, among other things, that the institution:

•	comply with all applicable federal student financial aid regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	provide financial aid counseling to its students; and

•	submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, the ED may:

•	require the repayment of federal student financial aid funds;

•	transfer the institution from the “advance” system of payment of federal student financial aid funds to the “reimbursement” system of payment or cash monitoring;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

Should one or more of the Company’s Campuses be limited in their access to, or lose, federal student financial aid funds due to their failure to demonstrate administrative capability, the Company’s business could be materially adversely affected.

Regulatory agencies or third parties may commence investigation, bring claims or institute litigation against the Company.

Because the Company operates in a highly regulated industry, the Company may be subject from time to time to investigations, claims of non-compliance, or law suits by governmental agencies, or third parties, which may allege statutory violation, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to the Company or if the Company were unable to successfully defend against third-party lawsuits, the Company may be required to pay monetary damages or be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on the Company’s business. Even if the Company adequately addresses the issues raised by an agency investigation or successfully defend a third-party lawsuit, the Company may have to devote significant money and management resources to address these issues, which could harm the Company’s business.

If regulators do not approve the Company’s acquisitions, the ability of the acquired institution to participate in federal student financial aid programs would be limited.

When the Company acquires an institution, ED and most applicable state agencies and accrediting agencies consider that a change of ownership or control of the institution has occurred. A change of ownership or control of an institution under the standards of ED may result in the temporary suspension of the institution’s participation in the federal student financial aid programs until the ED issues a temporary certification document. If the Company were unable to reestablish the state authorization, accreditation or ED certification of an institution the Company acquired, depending on the size of that acquisition, could have a material adverse effect on the Company’s business, results of operations or financial condition. If regulators do not approve transactions involving a change of control, the institutions acquired may lose their ability to participate in federal student financial aid programs. If the Company or any of the Company’s Campuses experience a change of control under the standards of applicable state agencies or accrediting agencies or the ED, the Company or the affected Campuses must seek the approval of the relevant agencies. The failure of any of the Company’s Campuses to reestablish its state authorization, accreditation or ED certification would result in a suspension or loss of federal student financial aid funding, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

Part I – Page 8

The ED, applicable state education agencies or applicable accrediting agencies may consider other transactions or events to constitute a change of control. Some of these transactions or events, such as a significant acquisition or disposition of the Company’s common stock, may be beyond the Company’s control.

If the Company’s Campuses do not maintain their state authorizations and accreditations, they may not operate or participate in federal student financial aid programs.

An institution that grants degrees, diplomas or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states. Requirements for authorization vary substantially among the states. State authorization and accreditation by an accrediting agency recognized by the ED are also required for an institution to participate in the federal student financial aid programs. Loss of state authorization or accreditation by any of the Company’s Campuses, depending on the size of the Campus, could have a material adverse effect on the Company’s business, results of operations or financial condition.

Failure to effectively manage the Company’s growth could harm the Company’s business.

The Company expects to acquire new Campuses as a component of its strategy for growth. The Company regularly engages in evaluations of possible acquisition candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There can be no assurance that the Company will continue to be able to identify educational institutions that provide suitable acquisition opportunities or to acquire any such institutions on favorable terms. Furthermore, there can be no assurance that any acquired institutions can be successfully integrated into the Company’s operations or be operated profitably. Acquisitions involve a number of special risks and challenges, including the diversion of management’s attention, assimilation of the operations and personnel of acquired companies, adverse short-term effects on reported operating results, possible loss of key employees and difficulty of presenting a unified corporate image. Continued growth through acquisition may also subject the Company to unanticipated business or regulatory uncertainties or liabilities.

Opening new Campuses and adding new services could be difficult for the Company.

The Company expects to develop, open and operate new Campuses, most likely as additional locations of existing Campuses. Establishing additional locations would pose unique challenges and require the Company to make investments in management, capital expenditures, marketing expenses and other resources. Because the Company has not yet established any new additional locations, there can be no certainty as to the Company’s ability to be successful in any such endeavor. Any failure of the Company to effectively manage the operations of newly established Campuses could have a material adverse effect on the Company’s business, results of operations and financial condition.

Failure to keep pace with changing market needs and technology could harm the Company’s business.

Prospective employers of the Company’s graduates increasingly demand that their entry-level employees possess appropriate technological skills. Educational programs at the Company’s Campuses must keep pace with these evolving requirements. If the Company cannot respond to changes in industry requirements, it could have a material adverse effect on the Company’s business, results of operations or financial condition. Competitors with greater resources could harm the Company’s business. The postsecondary education market is highly competitive. The Company’s Campuses compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to those of the Company’s Campuses. Although tuition at private nonprofit institutions is, on average, higher than tuition at the Company’s Campuses, some public institutions are able to charge lower tuition than the Company’s Campuses, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. Some of the Company’s competitors in both the public and private sectors have substantially greater financial and other resources than the Company.

Failure to obtain additional capital in the future could reduce the Company’s ability to grow.

No assurance can be given that the Company will be able to obtain adequate funding to complete any potential acquisition or new Campus opening or that such an acquisition or opening will succeed in enhancing the Company’s business and will not ultimately have a material adverse effect on the Company’s business, results of operations and financial condition.

A Number of the Company’s Shares of Common Stock Will be Eligible for Future Sale, Which May Cause the Company’s Stock Price to Decline.

The exercise of substantial amounts of options or registration of common stock or the perception that such sales or registration might occur could cause the market price of the Company’s Common Stock to decline. On December 31, 2003, the Company had 5,963,030 shares of the Company’s Common Stock outstanding. As of December 31, 2003, options to purchase

Part I – Page 9

532,318 shares of the Company’s Common Stock were outstanding, of which approximately 237,000 were exercisable as of such date at an average exercise price of $3.92. This concentration of stock options, relative to the amount of Common Stock outstanding, if exercised, will have a dilutive effect on the Company’s earnings per share which could adversely affect the market price of the Company’s Common Stock. From time to time, the Company may issue additional options to the Company’s employees under the Company’s existing stock option plan and under any new plans the Company may adopt.

The Company entered into agreements on February 25, 1997 with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds (“Cahill-Warnock”), for the issuance by the Company and purchase by Cahill-Warnock of 55,147 shares of the Company’s new Class B Voting Convertible Preferred Stock (“Voting Preferred Stock”) for $1.5 million, and 5% Debentures due 2003 (“New Debentures”) for $3.5 million (collectively, the “Cahill Transaction”). Cahill-Warnock subsequently assigned (with the Company’s consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company. Mr. Seward purchased such shares for their purchase price of approximately $50,000. On September 30, 2001, Mr. Seward converted his 1,838 shares of Voting Preferred Stock into 18,380 shares of Common Stock. The New Debentures had nondetachable warrants (“Warrants”) for approximately 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock. The following transactions have occurred with respect to the Voting Preferred Stock and New Debentures since December 31, 2001:

(1)	The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively, “Cahill-Warnock”) on November 25, 2002. The purpose of the agreement was to convert the Voting Preferred Stock into Common Stock.

(2)	The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Registration Statement was effective February 5, 2003. The Company received no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock were issued and outstanding as of the date of the Registration Statement. The Robert F. Brozman Trust held 350,000 shares, Cahill, Warnock Strategic Partners Fund, L.P. held 237,000 shares, and Strategic Associates, L.P. held 13,000 shares. The remaining 533,090 shares related to common shares issued upon conversion of the preferred stock to common stock.

(3)	The Securities and Exchange Commission declared the Registration Statement effective February 5, 2003.

(4)	Cahill-Warnock exchanged their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock on February 7, 2003. The Company has no remaining Preferred Stock outstanding.

(5)	The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of $174,000.

(6)	Cahill-Warnock exercised the non-detachable Warrants on February 19, 2003, at which time they were cancelled.

(7)	The Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants and the New Debentures were cancelled, effective February 19, 2003.

(The remainder of this page left blank intentionally.)

Part I – Page 10

Item 2.	Properties

The Company’s corporate office is located in Mission, Kansas. All Company buildings and facilities are leased.

The Company purchased a parcel of land to construct a parking lot for the Tampa Campus in December 2002. The land is recorded on the balance sheet at its purchase price of $231,000.

The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 2003:

Locations	Square Footage	Expiration (1)
Garden Grove, CA	25,931	9-30-14
North Hollywood, CA	35,155	7-31-11
San Bernardino, CA	33,000	4-26-13
San Diego, CA (2)	25,160	12-31-18
Denver, CO (3)	19,438	7-31-04
Denver, CO (4)	30,000	12-31-13
Lauderdale Lakes, FL	25,838	5-31-07
Jacksonville, FL	21,147	12-31-09
Tampa, FL	17,257	12-31-11
Kansas City, MO	24,214	2-28-06
Mission, KS (Corporate Office)	14,384	7-31-06
Portland, OR	17,049	10-31-04
Memphis, TN	35,525	8-31-08
Arlington, Texas	26,639	6-30-13

(1)	Several of the leases provide renewal options, although renewals may be at increased rental rates.

(2)	The Company moved its San Diego location in January 2004. The lease term began January 1, 2004.

(3)	The Company is obligated for lease payments until July 31, 2004 even though it will move the Campus to a new facility during the first quarter of 2004.

(4)	The Company signed a ten year lease in a new facility with approximately 30,000 square feet. The lease payments begin January 1, 2004. The Company anticipates moving in the first quarter of 2004.

Item 3.	Legal Proceedings

The Company issued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract; deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, ED may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company’s management, resolution of such pending litigation and disputed findings will not have a material effect on the Company’s financial condition or its results of operation.

The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

Item 4.	Submission of Matters to a Vote of Security Holders. – None

Part I – Page 11

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock (“Common Stock”) is currently traded under the symbol “CCDC” on the NASDAQ SmallCap Market. The following table sets forth the high and low closing price reported at the end of the trading day, for the periods indicated as reported by NASDAQ. All price amounts below have been retroactively adjusted to reflect the Reverse Stock Split that occurred on November 21, 2001. The Company’s stock was listed on the Over-the-Counter Bulletin Board (“OTCBB”) prior to May 22, 2002. Prices prior to listing on NASDAQ were reported by the OTCBB.

	High	Low
2003
First Quarter	$16.00	$12.21
Second Quarter	$23.87	$15.94
Third Quarter	$24.05	$19.60
Fourth Quarter	$26.98	$20.02

	High	Low
2002
First Quarter	$7.80	$6.30
Second Quarter	$9.00	$7.15
Third Quarter	$10.78	$7.90
Fourth Quarter	$13.45	$10.35

	High	Low
2001
First Quarter	$1.90	$1.54
Second Quarter	$2.50	$1.60
Third Quarter	$5.20	$2.26
Fourth Quarter	$7.25	$5.00

There were 194 shareholders of record of Common Stock at December 31, 2003.

On February 11, 2004, the bid and asked prices of the Company’s Common Stock on the NASDAQ SmallCap Market were $27.42 and $27.75 per share, respectively.

The Company has never paid cash dividends on its common stock. Management currently anticipates retaining future earnings to finance internal growth and potential acquisitions. Payment of common stock dividends in the future will depend upon the Company’s earnings and financial condition and various other factors the Board of Directors may deem appropriate at the time.

Equity Compensation Plan Information for the year ended December 31, 2003

The following table is information related to the Employee Stock Option Plan. Equity Compensation Plans not approved by security holders are options given to the Company’s Board of Directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans not approved by security holders	31,668	$5.93	—
Equity compensation plans approved by security holders	500,650	6.11	236,500

Total	532,318	$6.10	236,500

The following securities have been sold by the Company within the past three years and were not registered under the Securities Act:

Pursuant to the exercise of options under the 2000 Long Term Executive Compensation Plan, the Company sold the following: on December 31, 2001, 2,500 shares of its common stock to an employee at a price of $1.02 per share and for a total aggregate consideration of $2,550; on November 1, 2002, 2,000 shares of its common stock to an employee at a price of $1.35 per share and for a total aggregate consideration of $2,700; on December 31, 2002, 2,500 shares of its common stock to an employee at a price of $1.02 per share and for a total aggregate consideration of $2,550; on September 9, 2003, 12,000 shares of its common stock to an employee at a price of $1.00 per share and for a total aggregate consideration of $12,000; on September 11, 2003, 6,000 shares of its common stock to an employee at a price of $1.00 per share and for a total aggregate consideration and 5,000 shares of its common stock to an employee at a price of $1.02 per share and for a total aggregate consideration of $5,100; on October 10, 2003, 7,500 shares of its common stock to an employee at a price of $1.26 per share and for a total aggregate consideration of $9,450; and on November 3, 2003, 7,500 shares of its common stock to an employee at a price of $1.02 per share and for a total aggregate consideration of $7,650.

Pursuant to the exercise of options under the 2002 Long-Term Executive Compensation Plan, on December 23, 2003, the Company sold 400 shares of its common stock to an employee at the price of $11.45 per share and for a total aggregate consideration of $4,580.

Pursuant to the exercise of options under certain Non-Qualified Stock Option Agreements, the Company sold the following: on April 30, 2002, 4,167 shares of its common stock to a director at the price of $4.50 per share and for a total aggregate consideration of $18,751.50; on December 12, 2003, 5,000 shares of its common stock to a director at the price of $8.60 per share and for a total aggregate consideration of $43,000; and on September 18, 2001, 4,167 shares of its common stock to an employee at the price of $1.126 per share and for a total aggregate consideration of $4,692.04.

All of the transactions listed above were exempt under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

The following data should be read in conjunction with Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II Item 8, “Financial Statements and Supplementary Data.”

Part II – Page 1

Changes in Accounting Principle

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” There was no impact to the consolidated financial statements upon adoption of the accounting pronouncement. See Note 2 to Consolidated Financial Statements.

Supplemental Information

The following selected data has been derived from the Company’s audited financial statements for 1999 through 2003. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except for per share data)
Income Statement Data:
Revenues	$74,714	$61,112	$49,049	$38,785	$35,299
Operating expenses	64,798	54,412	46,562	39,211	35,911
Operating income (loss)	9,916	6,700	2,487	(426)	(612)
Other non-operating income	179	231	442	181	70
Interest expense	24	176	182	185	171
Income (loss) before change in accounting principle	6,163	4,234	1,633	(266)	(477)
Basic earnings (loss) per share before change in accounting principle (1)	$1.05	$.85	$.36	($.12)	($.16)
Diluted earnings (loss) per share before change in accounting principle (1)	$.99	$.68	$.28	($.12)	($.16)
Net income (loss)	6,163	4,234	1,633	(352)	(477)
Basic earnings (loss) per share (1)	$1.05	$.85	$.36	($.14)	($.16)
Diluted earnings (loss) per share (1)	$.99	$.68	$.28	($.14)	($.16)
Balance Sheet Data:
Total assets	$52,686	$40,051	$31,700	$25,012	$21,450
Subordinated debt due to related party	—	3,500	3,500	3,500	3,500
Stockholders’ equity	20,663	9,990	6,186	4,977	5,411
Other Data:
Number of locations (2)	12	12	11	11	11
Net enrollments (3)	9,454	8,510	7,080	6,072	5,633

(1)	See Note 9 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

(2)	Includes only Campuses open at December 31.

(3)	“Net enrollments” are students who begin a program of study, net of cancellations.

(The remainder of this page was left blank intentionally.)

Part II – Page 2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of December 31, 2003, the Company operated Campuses at 12 locations in seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “HEA”). The Company received approximately 81% of cash revenue from such funds for the year ended December 31, 2003.

The Company’s revenue varies based on student enrollment and population. The number of students that attend our Campuses, the number of new enrollments during a fiscal period, student retention rates and general economic conditions impacts student population. The introduction of new programs at certain campuses, improved advertising effectiveness and student retention have been significant factors of increased student population in the last four years.

Revenues fluctuate as a result of seasonal variations in our business and due to capacity and scheduling limitations. These factors impact student population which varies as a result of new student enrollments and student attrition. Historically, the Campuses have had lower student enrollments in the fourth quarter of the year compared to the remainder of the year. This is due to fewer scheduled enrollments during the holiday periods of November and December. In addition, the Campuses utilize a non-traditional academic calendar with program start dates varying by location and type of program. Programs vary in length generally from 9 to 24 months. This impacts the scheduling of new starts in some programs. Expenses, however, do not vary as significantly as student population and revenues. The Company expects quarterly fluctuations in operating results to continue as a result of enrollment patterns, capacity and scheduling limitations. Such patterns may change, however, as a result of acquisitions, new school openings, increased capacity and new program introductions. The operating results for any quarter are not necessarily indicative of the results for any future period.

The Company’s Campuses must be authorized by the state in which it operates, accredited by an accrediting commission that the U.S. Department of Education (“ED”) recognizes, and certified by the ED to participate in Title IV Programs. Any substantial restrictions on the Campuses ability to participate in Title IV Programs would adversely affect our ability to enroll students.

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

Accounts receivable are due from students and are primarily expected to be paid through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students since October 2000. This was a result of the Higher Education Act of 1965 (“HEA”) refund provision that became effective October 7, 2000. Under the HEA requirements, students are obligated to the Company for education costs that the student can no longer pay with HEA Title IV funds. The Company expects that non-Title IV accounts and notes receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase.

(The remainder of this page was left blank intentionally.)

Part II – Page 3

The following table presents the revenue for the periods indicated.

	Years Ended December 31,
	(In Thousands)
	2003	2002	2001
Revenue	$74,714	$61,112	$49,049

The following table presents the relative percentage of revenues derived and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.

	Years Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Instruction costs and services	30.1	30.6	35.3
Selling and promotional	13.2	13.7	15.8
General and administrative	39.6	39.1	39.0
Provision for uncollectible accounts	3.9	5.6	4.8

Total operating expense	86.8	89.0	94.9

Operating income	13.2	11.0	5.1
Interest and other non-operating income	0.2	0.4	0.9
Interest expense	—	0.3	0.4

Income before income taxes	13.4	11.1	5.6
Provision for income taxes	5.2	4.1	2.3

Net Income	8.2%	7.0%	3.3%

Safe Harbor Statement

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Form 10-K containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” and similar expressions may be deemed to create forward-looking statements which, if so deemed, speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Form 10-K may contain forward-looking comments. Such comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-K and may relate to: (i) the ability of the company to realize increased enrollments from investments in infrastructure made over the past year; (ii) ED’s enforcement or interpretation of existing statutes and regulations affecting the Company’s operations; and (iii) the sufficiency of the Company’s working capital, financings and cash flow from operating activities for the Company’s future operating and capital requirements. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Part II – Page 4

The forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at anytime at the discretion of the Company; (ii) the effect of economic conditions in the postsecondary education industry and in the nation as a whole; (iii) the effect of the competitive pressures from other educational institutions; (iv) the Company’s ability to reduce staff turnover and the attendant operating inefficiencies; (v) the effect of government statutes and regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and the Company’s eligibility to participate in, student financial aid programs; and (vi) the role of ED and Congress, and the public’s perception of for-profit education as it relates to changes in education regulations in connection with the reauthorization or the interpretation or enforcement of existing regulations.

Current Trends and Recent Events

The Company acquired all the assets of EHE of Arlington, Texas for $890,000 on August 22, 2002. EHE provides Vocational Nursing and other health-care related courses. The revenue and expenses contributed by EHE have been included in the accompanying statement of operations since the date of acquisition. Such revenue and expenses were minimal for the year ended December 31, 2002. The Company moved the Campus to a new facility in June 2003 and plans to expand the number of programs offered during 2004.

The Company moved its San Bernardino Campus in March 2003 to a new facility. The San Diego Campus was moved to a new facility in January 2004. The Company has signed a lease to move its’ Denver Campus and anticipates moving to a new facility in the first quarter of 2004. The new facilities will provide additional classrooms and parking.

The student population was 5,732 at December 31, 2003 compared to 5,056 at December 31, 2002. The student population increase was primarily due to increased demand for courses. Student enrollments increased 11.1% to 9,454 for the year ended December 31, 2003 compared to 8,510 in 2002.

The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Registration Statement was effective February 5, 2003. The Company received no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock were issued and outstanding as of the date of the Registration Statement. The Robert F. Brozman Trust held 350,000 shares, Cahill, Warnock Strategic Partners Fund, L.P. held 237,000 shares, and Strategic Associates, L.P. held 13,000 shares. The remaining 533,090 shares related to common shares issued upon conversion of preferred stock to common stock.

Cahill-Warnock exercised the non-detachable Warrants related to the $3,500,000, 5% debentures on February 19, 2003. The Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants.

Operating Results

2003 compared to 2002

Student population was 5,732 at December 31, 2003 compared to 5,056 at December 31, 2002. The student population increase was primarily due to increased demand for courses. Student enrollments increased 11.1% to 9,454 for the year ended December 31, 2003 compared to 8,510 in 2002. Three new courses added 211 enrollments to the Campuses during 2003. The Arlington, Texas campus purchased in August 2002 contributed 155 additional enrollments compared to 2002 excluding one new course mentioned above. The remaining enrollment increase of 578 or 6.8% was from existing programs at established Campuses.

Net income of $6,163,000 was recorded for the year ended December 31, 2003 compared to $4,234,000 for the year ended December 31, 2002. The increase in net income was attributable to increased student enrollment and related revenues exceeding increased costs. Total operating expense as a percentage of revenue decreased to 86.8% in 2003 from 89.0% in 2002.

Revenue increased 22.3% or $13,602,000 to $74,714,000 for the year ended December 31, 2003 compared to $61,112,000 in 2002. Revenue increased due to higher student enrollments, increased average student population and an approximate 5.4% price increase. Approximately $416,000 of the revenue increase was due to the elimination of an estimate for refunds of tuition. Average student population increased 15.6% to 5,859 in 2003 compared with 5,069 in 2002.

Instruction Costs and Services – increased $3,773,000 or 20.2% to $22,482,000 compared to $18,709,000 in 2002. The increase from 2002 was primarily a result of increased salaries, textbooks, and uniform expense due to additional enrollments. Salaries increased $2,846,000 and textbook and uniform expense increased $927,000 compared to 2002. The average per hour wage for the instructional staff increased approximately 5%. There was an approximate 15% increase in full time equivalent (“FTE”) employees compared to 2002. This was a result of the enrollment growth the Company had in 2003. Textbook and uniform expense increased as a result of the enrollment growth.

Part II – Page 5

Selling and Promotional – increased $1,449,000 or 17.3% to $9,839,000 compared to $8,390,000 in 2002. The increase was due to additional advertising expense and salaries compared to 2002. Advertising expense increased $1,238,000 to generate more leads. The Company’s two major advertising sources, television and newspaper, increased a combined $1,019,000 or 26.8% compared to 2002. The Company also increased Internet advertising $188,000 and anticipates increased spending in this area in 2004. Salaries increased 6.0% or $211,000 due to regular salary increases and an approximate 7% increase in FTE employees.

General and Administrative – increased 23.9% or $5,713,000 to $29,584,000 compared to $23,871,000 in 2002. The increase was primarily the result of additional payroll, rent, insurance expense, depreciation, and employee procurement. Administrative payroll increased $1,500,000 as the Company added staff at Campuses to provide services for the increased enrollments. Administrative FTE employees increased approximately 10% in 2003 compared to 2002. As the Company grows, additional staff will be required to effectively service students. Rent increased $876,000 due to annual rent increases, additional leased space at current locations, and higher rent due to two Campus moves. The Company moved two Campuses to larger facilities in 2003 due to capacity and parking constraints. The Arlington, Texas Campus moved in June 2003 and the San Bernardino, California Campus moved in February 2003. The Arlington Campus, purchased in August 2002, added rent expense with the facility move in 2003. In addition, the Company did not have a full year of rent expense for Arlington in 2002. The Company added space at several locations during 2003 in anticipation of adding new programs. Insurance expense increased $332,000 compared to 2002 from increased insurance premiums. All categories of insurance expense increased compared to the prior year. However, Workers’ Compensation insurance accounted for the largest increase. The Company has improved management of Workers’ Compensation insurance in the past three years. This has offset increased rates mandated by individual states. Depreciation expense increased $426,000 to $1,383,000 compared to $957,000 in 2002. Depreciation has increased as capital expenditures increased for 2003 to $2,770,000. Capital expenditures related to the two Campus moves were $1,146,000 for leasehold improvements and equipment. Employee procurement increased $536,000 to $1,297,000 compared to $761,000 in 2002. The Company has seen a significant increase in this expense due to enrollment growth and increased competition to hire qualified instructors and staff. The Company experienced increased expenses in most other general and administrative expense categories as enrollment increased 11.1% compared to 2002. In 2002, the Company received an insurance settlement of $306,000 for damages at the Lauderdale Lakes, Florida Campus in 2000. The settlement was recorded as a reduction of expense in the fourth quarter of 2002

Provision for Uncollectible Accounts – decreased $549,000 during 2003. The Company improved student retention and increased efforts in the collections area. The number of student drops as a percentage of population decreased to 5.5% in 2003 from 6.3% in 2002. A higher percentage of students completing their programs generally results in lower write-offs. The Company also improved its’ collections of student receivables for students out of school. However, the provision as a percentage of revenue has increased each quarter in 2003. The Company anticipates that the provision for uncollectible accounts may increase in future periods as enrollments increase.

Interest and Other Non-Operating Income – decreased $52,000 to $179,000 compared to $231,000 in 2002. Interest income continued to decrease due to falling interest rates in 2003. The Company had larger cash balances in 2003 but the interest rate decreases accounted for the decreased interest income.

Interest Expense – decreased $152,000 to $24,000 compared to $176,000 in 2002 due to conversion of the subordinated debt to equity. The Company anticipates it will not have any interest expense in 2004.

Provision for Income Taxes – a tax provision of $3,908,000 or 38.8% of pretax income was recorded in 2003 compared to $2,521,000 or 37.3% of pretax income in 2002.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 5,880,000 in 2003 from 4,533,000 in 2002. Basic income per share was $1.05 in 2003 compared to $.85 in 2002. Basic income per share is shown after a reduction for preferred stock dividend accretion of $214,000 in 2002. In addition, basic income per share is shown after the special dividend payment of $174,000 for the early payment of the 2003 dividends; see discussion of Cahill, Warnock transaction under Liquidity and Capital Resources. Diluted weighted average common shares outstanding increased to 6,250,000 in 2003 from 6,142,000 in 2002. Diluted income per share was $.99 for the year ended December 31, 2003 compared to $.68 in 2002. Diluted income per share is shown after interest on convertible debt, net of tax of $108,000 in 2002. In addition, diluted income per share is shown after the special dividend payment of $174,000 for the early payment of the 2003 dividends; see discussion of Cahill, Warnock transaction under Liquidity and Capital Resources.

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

Part II – Page 6

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

Instruction Costs and Services – increased $1,379,000 or 8.0% to $18,709,000 compared to $17,330,000 in 2001. The increase from 2001 was primarily a result of increased salaries due to additional enrollments. Salaries increased $1,215,000 compared to 2001.

Selling and Promotional – increased $621,000 or 8.0% to $8,390,000 compared to $7,769,000 in 2001. The increase was due to additional advertising expenses and salaries compared to 2001. Advertising and salary expense increased $226,000 and $395,000, respectively to generate more prospective student leads.

General and Administrative – increased 25.0% or $4,767,000 to $23,871,000 compared to $19,104,000 in 2001. The increase was primarily the result of additional payroll, rent, insurance expense, and health insurance. Administrative payroll increased $2,382,000 as enrollments improved compared to 2001. Rent increased $413,000 due to annual rent increases, additional leased space at current locations, and rent at the new Campus in Arlington, Texas. Insurance expense increased $439,000 compared to 2001 as a result of higher insurance premiums. Health insurance increased $473,000 due to higher administrative expenses and claims filed in 2002. The Company received an insurance settlement of $306,000 for damages done to its’ Lauderdale Lakes, Florida Campus in 2000. The settlement was recorded as a reduction of expenses in the fourth quarter of 2002. The Company also experienced increases in several other categories as enrollments increased 20.2% compared to 2001.

Provision for Uncollectible Accounts – increased $1,083,000 during 2002. This increase is attributable to the $12,063,000 increase in revenues, the $3,256,000 increase in accounts and notes receivable from December 31, 2001 and a slight deterioration in the aging of accounts receivable. The accounts and notes receivable increased due to higher student enrollments.

Other Non-Operating Income – decreased $211,000 to $231,000 compared to $442,000 in 2001. The decrease was primarily a result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001, see discussion under Asset Sales. In addition, interest income decreased due to falling interest rates in 2002.

Interest Expense – decreased $6,000 or 3.3% to $176,000 compared to $182,000 in 2001.

Provision for Income Taxes – a tax provision of $2,521,000 or 37.3% of pretax income was recorded in 2002 compared to $1,114,000 or 40.6% of pretax income in 2001.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 4,533,000 in 2002 from 3,940,000 in 2001. Basic income per share was $.85 in 2002 compared to $.36 in 2001. Basic income per share is shown after a reduction for preferred stock dividend accretion of $214,000 and $226,000 in 2002 and 2001, respectively. In addition, basic income per share is shown after the special dividend payment of $174,000 for the early payment of the 2003 dividends; see discussion of Cahill, Warnock transaction under Liquidity and Capital Resources. Diluted weighted average common shares outstanding increased to 6,142,000 in 2002 from 5,473,000 in 2001. Diluted income per share was $.68 for the year ended December 31, 2002 compared to $.28 in 2001. Diluted income per share is shown after a reduction for preferred stock dividend accretion of $226,000 in 2001 and interest on convertible debt, net of tax of $108,000 in 2002 and $105,000 in 2001. In addition, diluted income per share is shown after the special dividend payment of $174,000 for the early payment of the 2003 dividends; see discussion of Cahill, Warnock transaction under Liquidity and Capital Resources.

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

Part II – Page 7

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

Instruction Costs and Services – increased $1,983,000 or 12.9% to $17,330,000 compared to $15,347,000 in 2000. The increase from 2000 was primarily a result of increased salaries, textbook and uniform expenses due to additional enrollments.

Selling and Promotional – increased $1,151,000 or 17.4% to $7,769,000 compared to $6,618,000 in 2000. The majority of the $1,151,000 increase was due to additional advertising expenses compared to 2000. Advertising expense increased $1,028,000 to generate more prospective student leads. The increase in advertising expense consisted of $171,000 in television, $673,000 in newsprint and $184,000 related to internet advertising and general production costs.

General and Administrative – increased 14.7% or $2,451,000 to $19,104,000 compared to $16,653,000 in 2000. The increase was primarily the result of additional payroll, rent, employee procurement, and insurance expense. Administrative payroll increased $1,274,000 as enrollments improved compared to 2000. Rent increased $294,000 due to annual rent increases and additional leased space at current locations. Employee procurement increased $214,000 due to a tight labor market, which made it more expensive for the Company to hire qualified employees. Insurance expense increased $172,000 compared to 2000 as a result of higher insurance premiums.

Provision for Uncollectible Accounts – increased $1,766,000 during 2001. This increase is attributable to the $10,264,000 increase in revenues, the $3,790,000 increase in accounts and notes receivable from December 31, 2000 and a slight deterioration in the aging of accounts receivable. The accounts and notes receivable increased due to higher student enrollments and as a result of the new refund provision of the Higher Education Act of 1965 (“HEA”) reauthorization that took effect October 7, 2000.

Other Non-Operating Income – increased $261,000 to $442,000 compared to $181,000 in 2000. Most of the increase was a result of the Company recognizing the $157,500 remaining balance of the Person/Wolinsky non-compete agreement as income in the second quarter of 2001, see discussion under Asset Sales. In addition, interest income increased due to the Company having a larger cash balance, offset by falling interest rates during 2001.

Interest Expense – decreased $3,000 or 1.6% to $182,000 compared to $185,000 in 2000.

Provision for Income Taxes – a tax provision of $1,114,000 or 41% of pretax income was recorded in 2001 compared to a tax benefit of $164,000 or 38% of pretax loss in 2000.

EPS and Weighted Average Common Shares – Basic weighted average common shares decreased to 3,940,000 in 2001 from 3,976,000 in 2000. Basic income per share was $.36 in 2001 compared with basic loss per share of $.14 in 2000. Basic income and loss per share is shown after a reduction for preferred stock dividend accretion of $226,000 and $191,000 in 2001 and 2000, respectively. Diluted weighted average common shares outstanding increased to 5,473,000 in 2001 from 3,976,000 in 2000. Diluted income per share was $.28 for the year ended December 31, 2001 compared with diluted loss per share of $.14 in 2000. Diluted income and loss per share is shown after a reduction for preferred stock dividend accretion of $191,000 and $226,000 in 2000 and 2001, respectively and interest on convertible debt, net of tax of $105,000 in 2001.

Liquidity and Capital Resources

The Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “HEA”). The Company received approximately 81% of cash revenue from such funds for the year ended December 31, 2003 compared to 82% for 2002. Nearly 100% of the Company’s students qualify for some type of federal financial assistance.

Accounts receivable are due from students and are primarily expected to be paid through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company expects that non-Title IV accounts and notes receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase.

Cahill, Warnock Transactions

The Company entered into agreements on February 25, 1997 with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds (“Cahill-Warnock”), for the issuance by the Company

Part II – Page 8

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

(1)	The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively “Cahill-Warnock”) on November 25, 2002. The purpose of the agreement was to convert the Voting Preferred Stock into Common Stock.

(2)	The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Registration Statement was effective February 5, 2003. The Company received no funds as a result of the registration or subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock were issued and outstanding as of the date of the Registration Statement. The Robert F. Brozman Trust held 350,000 shares, Cahill, Warnock Strategic Partners Fund, L.P. held 237,000 shares, and Strategic Associates, L.P. held 13,000 shares. The remaining 533,090 shares related to common shares issued upon conversion of the preferred stock to common stock.

(3)	The Securities and Exchange Commission Declared the Registration Statement effective February 5, 2003.

(4)	Cahill-Warnock exchanged their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock on February 7, 2003. The Company has no remaining Preferred Stock outstanding.

(5)	The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of $174,000.

(6)	Cahill-Warnock exercised the non-detachable Warrants on February 19, 2003, at which time they were cancelled.

(7)	The Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants and the New Debentures were cancelled, effective February 19, 2003.

Please see note 9 of Notes to the Consolidated Financial Statements concerning the pro-forma effect of the redemption of debentures and related exercise of warrants.

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City on March 31, 1997. The amount available under the facility is offset by the letter of credit discussed below. As a result $2,882,000 is currently available under the facility. This facility is due to expire on April 30, 2004. The Company currently maintains a large cash and temporary investment balance and may not renew this facility in the future. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of consolidated tangible net worth as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

On December 31, 2003, the Company is obligated under a $118,000 letter of credit as security for a lease on the Garden Grove, California location. The letter of credit can only be drawn upon if there is a default under the lease agreement and will expire October 2, 2004.

Cash Flows and Other

Net cash flows from operating activities was $9,960,000 in 2003 compared to $5,548,000 in 2002, an increase of $4,412,000. Net income increased $1,929,000 from $4,234,000 in 2002 to $6,163,000 in 2003. The increase in net income was off-set by an increase in accounts receivable less deferred revenue of $2,116,000. In addition, cash flow increased as income tax payables, and other accounts payables increased.

Cash used in investing activities was $2,812,000 and $3,070,000 in 2003 and 2002, respectively. Cash was used in both years to purchase short-term investments and capital expenditures. In addition, the company purchased the Arlington, Texas Campus in August 2002 for $890,000. The Company also purchased land in 2002 for $231,000 to add parking at its’ Tampa, Florida Campus. Capital expenditures increased $928,000 as the Company moved two facilities and made leasehold improvements and equipment purchases at several other Campuses.

Cash flows from financing activities were $792,000 in 2003 compared to cash used of $257,000 in 2002. The cash flows increase in 2003 is a result of additional exercised stock options, including the related tax benefit, and increased participation in the employee stock purchase plan offset by the purchase of treasury stock and dividend payments. The cash used in financing activities in 2002 is the result of the purchase of treasury stock and payment of dividends on the Voting Preferred Stock, offset by proceeds

Part II – Page 9

from exercised stock options and the employee stock purchase plan. The preferred stock was converted to Common Stock during 2003. As a result, the Company has no further Preferred Dividend payment obligations.

The Company’s Board of Directors approved a 500,000 shares repurchase program in August 2000 that remains in place. As of December 31, 2003 the Company had purchased a total of 278,935 shares at an average price of $3.92 pursuant to the program. The Company purchased 256,235 shares at an average price of $3.27 through December 31, 2001. The Company purchased 19,900 shares during 2002 at an average price of $11.18 and 2,800 shares during 2003 at an average price of $12.52. The Company has not purchased any shares since January 2003.

The Company meets its working capital, capital equipment purchases and cash requirements with funds generated internally. The Company has generated positive cash flows from operations for the last five years. Management currently expects cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements. However, cash flows are dependent on the Company’s ability to maintain Title IV eligibility, maintain demand for programs and to minimize uncollectible accounts receivable through effective collections and improved retention.

The Company has no off balance sheet financing arrangements.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of December 31, 2003:

Year Ending December 31	Facility Operating Leases	Other Operating Leases	Capital Asset Obligations	Purchase Obligations
2004	$4,707,000	$14,000	$1,715,000	$317,000
2005	4,482,000	8,000	—	101,000
2006	4,240,000	—	—	45,000
2007	3,860,000	—	—	—
2008	3,565,000	—	—	—
Thereafter	15,403,000	—	—	—

Total	$36,257,000	$22,000	$1,715,000	$463,000

Facility operating leases consists of the Company rental agreements for its’ building and office space rentals.

Other operating leases are for the Chief Executive Officer’s automobile.

Capital Asset obligations consist of contracts for leasehold improvements, furniture, computers and equipment for the San Diego, California Campus which moved in January 2004 and the Denver, Colorado Campus which the Company anticipates will move in the first quarter of 2004.

Purchase obligations consist of outstanding purchase orders and commitments for telecommunications and copier contracts.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. The Company evaluates on a continuing basis, our estimates, including those related to allowance for uncollectible accounts and intangible assets. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Allowance for Uncollectible Accounts

Accounts and notes receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company offers a variety of payment plans to students for payment of the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. The Company maintains an allowance for uncollectible accounts for estimated losses resulting from the inability or failure of our students to make

Part II – Page 10

required payments. The Company bases its’ allowance for uncollectible accounts on the aging of student payments. Historical experience of the collectibility of student payments is analyzed to assign each aging category a percentage that the Company believes will be uncollectible. The allowance percentages range from 2.5% to 100% based on the aging category of the student balances. The Company continually tests its’ allowance and has found that it is reasonable. The Company realized a lower level of uncollectible accounts receivable from students during 2003 compared to 2002. The provision for uncollectible accounts as a percentage of revenue was 3.9% in 2003 compared to 5.6% in 2002. Depending on the effectiveness of the Company’s internal and external collection efforts, the provision for uncollectible accounts may vary as a percentage of revenue in future periods. The Company expects that non-Title IV accounts and notes receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase. Based on the Company’s analysis, the Company believes its’ allowance for uncollectible accounts is reasonable. However, losses may exceed the allowance if students pay at different rates than they did historically.

Intangible Assets

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

Most students enrolled at the Company’s Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2003, 81 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 19 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

Contingencies

The Company assessed each Campus’ compliance with the regulatory provisions contained in 34 CFR 600.5(d) – (e) for the year ended December 31, 2003. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of legislation extending the Higher Education Act of 1965, as amended. During 2003, the Campus’ percentages of Title IV Funds ranged from 63.1% to 87.3%.

New Accounting Pronouncements

SFAS 143, “Accounting for Asset Retirement Obligations” requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. Adoption of SFAS 143, effective January 1, 2003, had no effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2003. Adoption of Interpretation No. 45 had no effect on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. Interpretation No. 46 is immediately effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, with respect to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not have Variable Interest Entities, or Special Purpose Entities (“SPEs”) and the adoption of Interpretation No. 46 will not have an impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In January 2003, the Company adopted FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement No. 146”), which addresses financial accounting and reporting for costs related to exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (including Certain Costs Incurred in a Restructuring). Adoption of SFAS No. 146 had no effect on the Company’s consolidated financial condition or results of operations.

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

Part II – Page 12

Item 8.	Financial Statements and Supplementary Data

(The remainder of this page left intentionally blank.)

Part II – Page 13

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Concorde Career Colleges, Inc.

Mission, Kansas

We have audited the accompanying consolidated balance sheets of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

BKD, LLP

Kansas City, Missouri

January 30, 2004

(The remainder of this page left intentionally blank.)

Part II – Page 14

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2003	2002
Current Assets:
Cash and cash equivalents	$17,250,000	$9,777,000
Short term investments	2,563,000	2,521,000
Receivables
Accounts and notes receivable	24,247,000	21,517,000
Allowance for uncollectible accounts and notes	(1,652,000)	(1,909,000)

Net receivables	22,595,000	19,608,000
Recoverable income taxes		227,000
Deferred income taxes	833,000	952,000
Supplies and prepaid expenses	2,400,000	2,005,000

Total current assets	45,641,000	35,090,000

Fixed Assets, Net	4,928,000	3,541,000

Other Assets:
Notes receivable	1,327,000	218,000
Allowance for uncollectible notes	(348,000)	(19,000)

Net long term notes receivable	979,000	199,000
Goodwill	954,000	954,000
Intangible, net	184,000	265,000
Deferred financing cost, net		2,000

Total other assets	2,117,000	1,420,000

	$52,686,000	$40,051,000

The accompanying notes are an integral part of these consolidated statements.

Part II – Page 15

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2003	2002
Current Liabilities:
Deferred revenues	$25,540,000	$20,996,000
Accrued salaries and wages	1,889,000	1,363,000
Accounts payable	2,883,000	2,599,000
Accrued liabilities	1,279,000	1,228,000
Accrued income taxes payable	4,000
Subordinated debt due to related party		3,500,000
Dividends payable		218,000

Total current liabilities	31,595,000	29,904,000

Deferred Income Taxes	428,000	157,000

Stockholders’ Equity:
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,254,140 shares issued and 5,963,030 shares outstanding in 2003 (4,846,699 shares issued and 4,558,289 shares outstanding in 2002)	625,000	485,000
Capital in excess of par	14,236,000	9,831,000
Retained Earnings	6,954,000	791,000
Less treasury stock, 291,110 shares in 2003 and 288,410 in 2002, at cost	(1,152,000)	(1,117,000)

Total stockholders’ equity	20,663,000	9,990,000

	$52,686,000	$40,051,000

The accompanying notes are an integral part of these consolidated statements.

Part II – Page 16

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Net Revenues	$74,714,000	$61,112,000	$49,049,000
Operating Expenses:
Instruction costs and services	22,482,000	18,709,000	17,330,000
Selling and promotional	9,839,000	8,390,000	7,769,000
General and administrative	29,584,000	23,871,000	19,104,000
Provision for uncollectible accounts	2,893,000	3,442,000	2,359,000

Total Costs and Expenses	64,798,000	54,412,000	46,562,000

Operating Income	9,916,000	6,700,000	2,487,000
Interest and Other Non-Operating Income	179,000	231,000	442,000
Interest Expense	24,000	176,000	182,000

Income before Provision for Income Taxes	10,071,000	6,755,000	2,747,000
Provision for Income Taxes	3,908,000	2,521,000	1,114,000

Net Income	6,163,000	4,234,000	1,633,000
Class B Preferred Stock Accretion		388,000	226,000

Net Income Available to Common Shareholders	$6,163,000	$3,846,000	$1,407,000

Weighted Average Shares Outstanding:
Basic	5,880,000	4,533,000	3,940,000
Diluted	6,250,000	6,142,000	5,473,000
Net Income Per Share:
Basic	$1.05	$.85	$.36
Diluted	$.99	$.68	$.28

The accompanying notes are an integral part of these consolidated statements.

Part II – Page 17

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash Flows Operating Activities:
Net Income	$6,163,000	$4,234,000	$1,633,000
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	1,488,000	992,000	998,000
Provision for uncollectible accounts	2,893,000	3,442,000	2,359,000
Provision for deferred income taxes	390,000	342,000	189,000
Change in assets and liabilities—
Increase in receivables, net	(6,193,000)	(6,307,000)	(4,830,000)
Increase in deferred revenue	4,544,000	3,355,000	3,262,000
Income taxes payable/recoverable	231,000	(1,043,000)	820,000
Increase in accounts payable and other, net	444,000	533,000	1,386,000

Total adjustments	3,797,000	1,314,000	4,184,000

Net operating activities	9,960,000	5,548,000	5,817,000

Cash Flows Investing Activities:
Acquisition of Extended Health Education		(890,000)
Purchase of short term investments	(42,000)	(338,000)	(1,567,000)
Capital expenditures	(3,237,000)	(1,842,000)	(827,000)

Net investing activities	(3,279,000)	(3,070,000)	(2,394,000)

Cash Flows Financing Activities:
Treasury stock purchased	(35,000)	(222,000)	(724,000)
Dividends paid	(218,000)	(174,000)	(135,000)
Stock options exercised, including tax benefit	930,000	73,000	458,000
Stock purchase plan	115,000	66,000	22,000

Net financing activities	792,000	(257,000)	(379,000)

Net Increase in Cash and Cash Equivalents	7,473,000	2,221,000	3,044,000
Cash and Cash Equivalents at Beginning of Year	9,777,000	7,556,000	4,512,000

Cash and Cash Equivalents at End of Year	$17,250,000	$9,777,000	$7,556,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
Interest	$39,000	$220,000	$139,000
Income taxes	2,526,000	3,319,000	120,000
Conversion of Subordinated debt to common stock through exercise of warrants	3,500,000
Accounts receivable for reimbursement of amounts expended on leasehold improvements	467,000

The accompanying notes are an integral part of these consolidated statements.

Part II – Page 18

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Treasury Stock	Total
BALANCE, December 31, 2000	$6,000	$400,000	$9,204,000	$(4,462,000)	$(171,000)	$4,977,000
Net Income				1,633,000		1,633,000
Class B Preferred Stock Accretion			226,000	(226,000)
Class B Preferred Stock Dividends			(180,000)			(180,000)
Preferred Stock Converted to Common Stock	(1,000)	2,000	(1,000)
Stock Options Exercised		22,000	436,000			458,000
Employee Stock Purchase Plan		1,000	21,000			22,000
Treasury Stock Purchased					(724,000)	(724,000)

BALANCE, December 31, 2001	5,000	425,000	9,706,000	(3,055,000)	(895,000)	6,186,000
Net Income				4,234,000		4,234,000
Class B Preferred Stock Accretion			388,000	(388,000)
Class B Preferred Stock Dividends including special dividend of $174,000			(347,000)			(347,000)
Preferred Stock Converted to Common Stock	(5,000)	53,000	(48,000)
Stock Options Exercised		6,000	67,000			73,000
Employee Stock Purchase Plan		1,000	65,000			66,000
Treasury Stock Purchased					(222,000)	(222,000)

BALANCE, December 31, 2002	—	485,000	9,831,000	791,000	(1,117,000)	9,990,000

Net Income				6,163,000		6,163,000
Stock Options Exercised, including tax benefit		10,000	920,000			930,000
Warrants Exercised		129,000	3,371,000			3,500,000
Employee Stock Purchase Plan		1,000	114,000			115,000
Treasury Stock Purchased					(35,000)	(35,000)

BALANCE, December 31, 2003	$—	$625,000	$14,236,000	$6,954,000	$(1,152,000)	$20,663,000

The accompanying notes are an integral part of these consolidated statements.

(The remainder of this page left intentionally blank.)

Part II – Page 19

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002, and 2001

1. Business and Summary of Significant Accounting Policies:

Background

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. The Company serves the segment of population seeking to acquire a career-oriented education. The Campuses generally enjoy long operating histories and strong franchise value in their local markets. As of December 31, 2003, the Company operated Campuses at 12 locations in seven states.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concorde and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Most students enrolled at the Company’s Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2003, 81 percent of the Company’s cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 19 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

Reverse Stock Split

The Company affected a one-for-two Reverse Stock Split on November 21, 2001. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. The par value of the Company’s Common Stock remained $.10 per share.

Cash and Cash Equivalents

Cash and cash equivalents are made up of cash and those items with maturity at the date of purchase of three months or less. Cash equivalents include money market funds, certificates of deposit and treasury bills that are carried at cost, which approximates fair value. Income on cash equivalents is included in interest and other non-operating income in the statement of operations.

Short Term Investments

Short term investments are those items with maturity of three months to one year. Short-term investments are carried at cost, which approximates fair value. At December 31, 2003 short term investments consisted of certificates of deposit with a six-month maturity. Income related to short term investments is included in interest and other non-operating income in the statement of operations.

Part II – Page 20

Accounts Receivable and Notes Receivable

Accounts receivable are amounts due from students and are primarily expected to be paid through the use of federal and state sources of funds. Under the Higher Education Act of 1965 (“HEA”) refund provisions, students are obligated to the Company for education costs that the student can no longer pay with Title IV funds. Notes receivable are promissory notes due the Company from current and former students. The notes are not secured by collateral and have differing interest rates.

The Company maintains an allowance for uncollectible accounts and notes receivable. A provision is charged to earnings for the amount of estimated uncollectible accounts based upon collection trends, aging of accounts and other current factors. However, unpaid balances are usually written-off within 180 days after the student withdraws or graduates and/or ceases to make payments. Internal collection efforts, as well as outside professional services, are used to pursue collection of delinquent accounts. The amount of actual uncollectible accounts could differ materially from the estimates reflected in the financial statements.

Fixed Assets

Fixed assets are recorded at cost. Furniture and equipment is depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful life or terms of the related leases.

Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. The costs and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is recognized in the year of disposal. Depreciation expense was $1,383,000 in 2003, $957,000 in 2002, and $939,000 in 2001.

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

Advertising Costs

The Company expenses advertising costs as they occur. Advertising expense, which is included in selling and promotional expenses, was $6,137,000 in 2003, $4,899,000 in 2002, and $4,673,000 in 2001.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate fair value because of immediate or relatively short-term maturity of these financial instruments. Short term investments are recorded at their cost. As it was not practicable to estimate the fair value of the subordinated debentures with nondetachable warrants without incurring excessive costs, these were carried at their original value of $3,500,000 in the consolidated balance sheet. The warrants were exercised in 2003. The warrant exercise resulted in the issuance of 1,286,764 shares of Common Stock and cancellation of the debentures.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all

Part II – Page 21

options granted under those plans had an exercise price equal to or exceeding the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and income per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net income as reported	$6,163,000	$4,234,000	$1,633,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(551,000)	(329,000)	(138,000)

Pro forma net income	$5,612,000	$3,905,000	$1,495,000

Income per share
Basic – as reported	$1.05	$.85	$.36

Basic – pro forma	$.95	$.78	$.32

Diluted – as reported	$.99	$.68	$.28

Diluted – pro forma	$.90	$.63	$.27

2. Business Combination and Accounting for Goodwill and Intangible Assets:

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provision of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no impact to the consolidated financial statements upon adoption of SFAS No. 142.

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

The carrying basis and accumulated amortization of recognized intangible assets as December 31, 2003 and 2002 were:

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	2003		2002
Amortized intangible assets
Non compete agreement	$250,000	$113,000	$250,000	$29,000
Course curriculum	74,000	27,000	50,000	6,000

Gross intangible assets	$324,000	$140,000	$300,000	$35,000

Part II – Page 22

Amortization expense relative to acquired intangibles was $105,000 in 2003. Amortization of purchased intangibles with estimatable useful lives is estimated as follows: 2004-$108,000, 2005-$73,000, and 2006-$3,000.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 were:

	2003	2002
Balance – Beginning of year	$954,000	$256,000
Goodwill acquired		698,000

Balance – End of year	$954,000	$954,000

Net income for the year ended December 31, 2001, exclusive of amortization expense recognized related to goodwill and other intangible assets which will no longer be amortized under provisions of SFAS No. 142, is presented in the table below. There is no impact to net income per share for 2001.

			2001
Pro Forma Information
Net income as reported			$1,633,000
Add back goodwill amortization			60,000
Less tax effect			(22,000)

Adjusted net income (loss)			$1,671,000

3. Receivables:

	2003	2002	2001
Changes in the allowance for uncollectible accounts and notes receivable were as follows for the years ended December 31:
Balance-beginning of year	$1,928,000	$1,667,000	$693,000
Provision for uncollectible accounts	2,893,000	3,442,000	2,359,000
Charge-offs, net of recoveries	(2,821,000)	(3,181,000)	(1,385,000)

Balance – end of year	$2,000,000	$1,928,000	$1,667,000

4. Fixed Assets and Leases:

	2003	2002
Fixed assets consist of the following at December 31:
Furniture and equipment	$7,296,000	$5,835,000
Leasehold improvements	3,430,000	2,277,000
Land	244,000	231,000

Gross fixed assets	10,970,000	8,343,000
Less accumulated depreciation and amortization	6,042,000	4,802,000

Net fixed assets	$4,928,000	$3,541,000

(The remainder of this page was left blank intentionally.)

Part II – Page 23

The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also has a lease obligation for the Chief Executive Officer’s automobile. The Company rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for these leases was $4,721,000 in 2003, $3,817,000 in 2002, and $3,357,000 in 2001. Aggregate minimum future rentals payable under the operating leases at December 31, 2003, were:

2004	$4,721,000
2005	4,490,000
2006	4,240,000
2007	3,860,000
2008	3,565,000
2009 and thereafter	15,403,000

5. Accrued Liabilities:

Accrued Liabilities consist of the following at December 31:

	2003	2002
Vacation	$974,000	$861,000
Health insurance claims	215,000	217,000
Other liabilities	70,000	126,000
Other taxes	20,000	24,000

Total accrued liabilities	$1,279,000	$1,228,000

6. Interest and other Non-Operating Income:

Non-operating income consists of the following for the year ended December 31:

	2003	2002	2001
Interest	$179,000	$231,000	$270,000
Amortization of non-compete agreement			15,000
Cancellation of non-compete agreement			157,000

Total	$179,000	$231,000	$442,000

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

7. Subordinated Debt and Credit Facility:

	2003	2002
Subordinated debenture payable to related party, interest at five percent, due February 2004	$—	$3,500,000

Cahill, Warnock Transactions

On February 25, 1997, the Company entered into agreements, which soon thereafter closed, with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds (“Cahill-Warnock”), for the issuance by the Company and purchase by Cahill-Warnock of: (i) 55,147 shares of the Company’s new Class B Voting Convertible Preferred Stock (“Voting Preferred Stock”) for $1.5 million, and (ii) 5% Debentures due 2003 (“Debentures”) for $3.5 million. David L. Warnock is a principal of Cahill, Warnock, and a Director of the Company. Cahill-Warnock subsequently assigned (with the Company’s consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, a Director of the Company, and Mr. Seward purchased such shares for their purchase price of approximately $50,000. The Debentures have nondetachable warrants for 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock, through February 2004, the maturity date of the Debenture. No warrants had been exercised at December 31, 2002.

Part II – Page 24

As further explained in Note 9, effective November 25, 2002, 53,309 shares of Class B Voting Convertible Preferred Stock were converted into 533,090 common shares. Also as further explained in Note 9, on February 19, 2003, Cahill-Warnock exercised all non-detachable warrants related to the $3,500,000, 5% subordinated debentures.

Credit Facility

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City in March 31, 1997. The amount available under the facility is offset by the letter of credit discussed below. As a result, $2,882,000 was available under the facility at December 31, 2003. This facility is due to expire on April 30, 2004. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of subordinated debt plus consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company has not borrowed any funds under this facility.

On December 31, 2003, the Company is obligated under a $118,000 letter of credit as security for a lease on the Garden Grove, California location. The letter of credit can only be drawn upon if there is a default under the lease agreement and will expire October 2, 2004.

8. Income Taxes:

The income tax expense for the years ended December 31, consist of the following:

	2003	2002	2001
Current tax expense
Federal	$3,146,000	$1,851,000	$752,000
State	372,000	328,000	173,000

	3,518,000	2,179,000	925,000

Deferred tax expense
Federal	380,000	308,000	130,000
State	10,000	34,000	59,000

	390,000	342,000	189,000

Tax provision	$3,908,000	$2,521,000	$1,114,000

The Company’s effective income tax expense rate differs from the federal statutory rate of 34% for the years ended December 31, as follows:

	2003	2002	2001
Expense at federal statutory rate	$3,424,000	$2,297,000	$934,000
State expense, net	344,000	224,000	113,000
Goodwill amortization			20,000
Other, net	140,000		47,000

	$3,908,000	$2,521,000	$1,114,000

Deferred tax assets and liabilities consisted of the following at December 31:

	2003	2002
Credit losses	$780,000	$752,000
Deferred student tuition	113,000	104,000
Depreciation and amortization	43,000	9,000
NOL carryforwards	4,000	14,000
Other expenses currently deductible for financial reporting purposes but not for tax	290,000	256,000

Net assets	1,230,000	1,135,000
Depreciation and amortization	(598,000)	(222,000)
Other expenses currently deductible for tax purposes but not for financial reporting	(227,000)	(118,000)

Net	$405,000	$795,000

Part II – Page 25

At December 31, 2003 and 2002, deferred tax assets included $833,000 and $952,000 current assets and $428,000 and $157,000 non-current liabilities, respectively.

The Company has not recorded a valuation allowance relating to the deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences and future taxable income.

The tax benefit associated with the exercise of non-statutory stock options and disqualifying dispositions by employees of shares issued in the Company’s Stock Purchase Plan reduced taxes payable by $763,000. The benefit is reflected as additional capital in excess of par.

9. Stockholder’s Equity:

Preferred Stock Conversion

The Company entered into a Conversion and Exchange Agreement with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Association, L.P. (collectively, “Cahill-Warnock”) on November 25, 2002, which provides in part, that upon the second business day following the effectiveness of a Registration Statement (the “Conversion Date”), (i) the Selling Shareholders shall exchange their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock and (ii) the Company shall pay to Cahill-Warnock an amount that is equal to $4.08 per share, of the Class B Voting Convertible Preferred Stock beneficially owned by Cahill-Warnock on the Conversion Date, which, notwithstanding anything to the contrary in the certificate of designation of the Company, shall constitute all dividend payments owed to Cahill-Warnock through the years ended December 31, 2002 and December 31, 2003. The $4.08 per share is the fourth quarter 2002 dividend of $43,500 and a special dividend of $174,000 that was paid to induce the holder to convert the Preferred Stock. The Conversion and Exchange Agreement provides, among other things; that the Company and the Selling Stockholders execute the Amended and Restated Stockholders’ Agreement, dated as of November 25, 2002, which contains agreements pertaining to (i) the manner in which the Board of Directors of the Company are elected, (ii) restrictions on the transfer of shares of Common Stock and (iii) the right of the Selling Stockholders to require the Company to register their shares of Common Stock in the event this Registration Statement does not remain effective. The 2002 consolidated financial statements reflect the conversion of preferred shares to common shares as of November 25, 2002.

The Company filed a Registration Statement on Form S-3 to register 1,133,090 shares of common stock. The Registration Statement was effective February 5, 2003. The Company received no funds as a result of the registration and subsequent distribution of common stock. Six hundred thousand (600,000) shares of the common stock are currently issued and outstanding. The issued shares are held by the Robert F. Brozman Trust (350,000 shares), Cahill, Warnock Strategic Partners Fund, L.P. (237,000 shares), and Strategic Associates, L.P. (13,000 shares). The remaining 533,090 shares relate to common shares issued upon conversion of the preferred stock to common stock.

Conversion of Subordinated Debt to Equity

As described in Note 7, in conjunction with the Company borrowing $3,500,000 of 5% subordinated debt, Cahill-Warnock was issued non-detachable warrants to purchase 1,286,764 shares of common stock. On February 13, 2003, the Company informed Cahill-Warnock it would pay the entire $3,500,000 of debt. Subsequent to this notification, Cahill-Warnock elected to exercise the warrants and purchase 1, 286,764 shares of common stock at the exercise price of $2.72 per share, for a total purchase price of $3,500,000. No cash was exchanged and this transaction was completed on February 19, 2003. The following table presents pro forma information as if the transaction had occurred on January 1, 2002.

Part II – Page 26

	For the Year Ended December 31, 2002
	As Reported	Adjustments		Pro forma
Net Income	$4,234,000	$108,000	(a)	$4,342,000

Net Income Available to Common Shareholders	$3,846,000	$108,000	(a)	$3,954,000

Weighted Average Shares Outstanding	4,533,000	1,287,000	(b)	5,820,000

Basic Income Per Share	$0.85			$0.68

Diluted Income Per Share	$0.68			$0.68

	As of December 31, 2002
	As Reported	Adjustments		Pro forma
5% Subordinated Debt	$3,500,000	$(3,500,000	)(c)	$

Total Stockholders’ Equity	$9,990,000	$3,500,000	(b)	$13,490,000

(a)	Interest expense on 5% subordinated debt, net of tax.

(b)	Issuance of common shares upon exercise of warrants.

(c)	Retirement of 5% subordinated debt.

Treasury Stock

In August 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of Concorde’s common stock in the open market, subject to normal trading restrictions. The Company purchased 2,800 shares at a cost of $35,000 during 2003, 19,900 shares at a cost of $222,000 during 2002 and 196,485 shares at a cost of $724,000 during 2001. The Company’s last purchase was during January 2003. The Company currently uses treasury stock for general corporate purposes.

Stock Purchase Plan

The Company’s shareholders approved an employee stock purchase plan (the “Purchase Plan”) during 1998, which expired in 2003. A restated plan was approved by the Company’s shareholders during 2003. The 1998 Purchase Plan allowed employees of the Company to purchase shares of the Company’s common stock at periodic intervals, generally quarterly, through payroll deductions. The maximum numbers of shares that could be purchased under the Plan were 125,000 with no more than 25,000 in any year. The purchase price per share was the lower of 95% of the closing price on the offering commencement date or termination date. A total of 77,967 shares were issued under the original plan. In 2001, 15,348 shares of stock were issued at prices between $1.58 and $2.15. In 2002, 9,927 shares of stock were issued at prices between $4.75 and $8.22. In 2003, 8,786 shares of stock were issued at prices between $9.83 and $19.36. The restated Plan became effective October 1, 2003. During January 2004, 1,242 shares of Common Stock were issued at $22.37.

On February 27, 2003, the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (“Employee Plan”). The Plan was approved by the Company’s shareholders at its Annual Meeting held on May 22, 2003. The Plan is similar to the original Plan which expired September 30, 2003. An aggregate of 75,000 shares of Common Stock of the Company are subject to the Employee Plan and are reserved for issuance under such Plan. Options to purchase 15,000 shares of Common Stock of the Company are to be offered to participants for purchase in the first year (commencing October 1, 2003 and ending September 30, 2004) and each of the four succeeding plan years. The option price of Common Stock purchased with payroll deductions made during such annual, semi-annual or calendar-quarterly offering for participant therein shall be the lower of 95% of the closing price on the offering commencement or termination date.

Part II – Page 27

Stock Option Plans

The Company has Long Term Executive Compensation plans (the “2003 Plan”, the “2002 Plan,” the “2000 Plan,” and the “1998 Plan”) which authorized the Company to issue 200,000, 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. The options are primarily Incentive Stock Options granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of December 31, 2003, 7,000 shares remain available to be granted with the 1998 and 2000 option plans combined and 229,500 shares remain available to be granted with the 2002 and 2003 Plans combined.

During 2001, the Company awarded the three non-officer Directors the option to purchase 4,167 shares each pursuant to a non-qualified stock option agreement. Under the agreement three Directors’ were granted the right to immediately exercise 4,167 shares each at an exercise price of $4.50. The market value on the date of the grant equaled the exercise price.

During 2002, the Company awarded the three non-officer Directors the option to purchase 5,000 shares each pursuant to a non-qualified stock option agreement. Under the agreement three Directors’ were granted the right to immediately exercise 5,000 shares each at an exercise price of $8.60. In addition, a fourth non-officer Director was awarded the option to purchase 5,000 shares pursuant to a non-qualified stock option agreement and was granted the right to immediately exercise 5,000 shares at an exercise price of $11.00. The market value on the date of each grant equaled the exercise price. The fourth Director was appointed to the Board in December 2002.

The following table reflects activity in options for 2003, 2002, and 2001.

		1988 Plan(1)	1994 Plan	NQSO	1998 Plan	2000 Plan	2002 Plan	Total Number of Shares	Weighted- Average Exercise Price	Option Price Per Share
Outstanding	12/31/00	41,100	200,000	12,501	221,950	125,000		600,551	$1.56	$0.20 to $4.50
Exercised		(8,250)	(200,000)	(4,167)	(8,000)	(2,500)		(222,917)	$2.06	$0.20 to $3.62
Cancelled		(4,000)			(6,700)			(10,700)	$2.15	$0.20 to $3.62
Issued				12,501	33,000			45,501	$3.85	$1.66 to $5.50

Outstanding	12/31/01	28,850	-0-	20,835	240,250	122,500		412,435	$1.52	$0.20 to $5.50
Exercised		(2,250)		(4,167)	(38,550)	(4,500)		(49,467)	$1.46	$0.20 to $4.50
Cancelled		(4,000)						(4,000)	$0.45	$0.20 to $1.18
Issued				20,000			265,500	285,500	$9.39	$7.75 to $12.60

Outstanding	12/31/02	22,600	-0-	36,668	201,700	118,000	265,500	644,468	$5.02	$0.20 to $12.60
Exercised		(11,100)		(5,000)	(57,400)	(38,000)	(400)	(111,900)	$1.49	$0.20 to $11.45
Cancelled					(2,250)	(3,000)	(5,000)	(10,250)	$6.79	$1.35 to $11.45
Issued							10,000	10,000	$20.81	$19.90 to $21.71

Outstanding	12/31/03	11,500	-0-	31,668	142,050	77,000	270,100	532,318	$6.10	$0.56 to $21.71

(1)	The 1988 Plan expired in 1998; however options issued under the Plan remain active until exercised, canceled, or expiration. These options expire ten years from date of issuance.

The following table reflects information for exercisable options at December 31:

	Range of Exercise Prices	Shares Exercisable	Weighted Average Exercise Price
2001	$0.20 - $ 5.50	143,135	$1.58
2002	$0.20 - $11.00	202,138	$2.33
2003	$0.56 -$12.60	236,658	$3.92

Part II – Page 28

The following table reflects option information as of December 31, 2003.

Range of Exercise Prices	Shares Outstanding at 12/31/03	Average Remaining Contractural Life	Weighted Average Exercise Price	Shares Exercisable at 12/31/03	Weighted Average Exercise Price
		(Years)
$0.56-$1.90	196,334	5.3	$1.17	130,484	$1.15
$2.06-$3.62	23,050	5.2	$2.47	19,570	$2.50
$4.18-$8.65	188,334	7.6	$7.61	59,684	$7.05
$11.00-$21.71	124,600	5.5	$12.28	26,920	$11.45

	532,318			236,658	$3.92

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation expense has been recognized for the Option Plans as the exercise price equals the stock price on the date of grant. Also, no compensation expense has been recognized for the employee stock purchase plan because the purchase plan qualifies as a non-compensatory plan. Information about compensation expense determined based on the fair value at grant dates consistent with SFAS No. 123 Accounting for Stock-Based Compensation, the Company’s pro forma net income and basic and diluted earnings per share are presented in Note 1.

The pro forma amounts set forth in Note 1 were estimated for common stock options using the Blank-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Stock Options
Weighted average expected life (years)	7	7	6
Expected Volatility	85%	95%	101%
Annual Dividend per share	0	0	0
Risk free interest rate	3.74%	3.34%	4.98%
Weighted average fair value of options granted	$16.07	$7.64	$3.13

	2003	2002	2001
Stock Purchase Plan
Weighted average expected life (years)	.25	.25	.25
Expected Volatility	42%	41%	63%
Annual Dividend per share	0	0	0
Risk free interest rate	.85%	.92%	2.39%
Weighted average fair value of options granted	$1.52	$1.05	$1.82

10. Employee Benefit Plan

The Company has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. In 2001 and 2002, the Company matched 50% of an employee’s contributions up to 2% of the employee’s salary that was contributed to the plan. In 2003, the Company matched 50% of an employee’s contribution up to 3% of an employee’s salary that was contributed to the plan. The Compensation Committee (members of the Board of Directors) approved an increase to the match for 2004. The Company will match 50% of an employee’s contribution up to 4% of an employee’s salary that is contributed to the plan during 2004. The Company contributed $149,000, $86,000, and $66,000 to the plan in 2003, 2002, and 2001, respectively.

Part II – Page 29

11. Earnings Per Share (EPS)

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

	Basic EPS Year Ended December 31,			Diluted EPS Year Ended December 31,
	2003	2002	2001	2003	2002	2001
Weighted Average Shares Outstanding	5,880,000	4,533,000	3,940,000	5,880,000	4,533,000	3,940,000
Options				370,000	322,000	246,000
Debt/Non-detachable Warrants					1,287,000	1,287,000

Adjusted Weighted Average Shares	5,880,000	4,533,000	3,940,000	6,250,000	6,142,000	5,473,000

Net Income	$6,163,000	$4,234,000	$1,633,000	$6,163,000	$4,234,000	$1,633,000
Class B Preferred Stock Accretion		(214,000)	(226,000)			(226,000)
Special Dividend on Preferred Stock		(174,000)			(174,000)
Interest on Convertible debt, net of tax					108,000	105,000

Net Income Available to Common Shareholders	$6,163,000	$3,846,000	$1,407,000	$6,163,000	$4,168,000	$1,512,000

Net Income per Share	$1.05	$.85	$.36	$.99	$.68	$.28

12. Contingencies and Litigation:

Part II – Page 30

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

13. Department of Education Matters

The Company assessed each Campus’ compliance with the 90/10 regulatory provisions for the year ended December 31, 2003. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule that was modified as part of legislation extending the Higher Education Act of 1965, as amended. The Campus’ 90/10 percentages ranged between 63.1% and 87.3% for the year ended December 31, 2003.

ED issued a financial responsibility regulation that became effective July 1, 1998. Institutions are required to meet this regulation to maintain eligibility to participate in Title IV programs. This regulation uses a composite score based upon three financial ratios. An institution demonstrates that it is financially responsible by achieving a composite score of at least 1.5, or by achieving a composite score in the zone from 1.0 to 1.4 and meeting certain provisions. An institution in the zone may need to provide to ED timely information regarding certain accrediting agency actions and certain financial events that may cause or lead to a deterioration of the institution’s financial condition. In addition, financial and compliance audits may have to be submitted soon after the end of the institution’s fiscal year. Title IV HEA funds may be subject to cash monitoring for institutions in the zone.

The Company’s composite score was 1.7, 2.0, and 2.7 in 2001, 2002, and 2003, respectively.

(The remainder of this page left blank intentionally.)

Part II – Page 31

14. Quarterly Financial Information (unaudited):

	March 31	June 30	September 30	December 31
2003

Operating Revenue	$17,359,000	$17,891,000	$19,888,000	$19,576,000

Income before income taxes	$2,500,000	$2,419,000	$2,893,000	$2,259,000

Net income	$1,535,000	$1,485,000	$1,765,000	$1,378,000

Basic earnings per share	$.26	$.25	$.30	$.23

Diluted earnings per share	$.25	$.24	$.28	$.22

	March 31	June 30	September 30	December 31
2002

Operating Revenue	$14,353,000	$14,925,000	$16,060,000	$15,774,000

Income before income taxes	$1,420,000	$1,511,000	$2,085,000	$1,739,000

Net income	$838,000	$996,000	$1,333,000	$1,067,000

Basic earnings per share	$.20	$.24	$.32	$.18

Diluted earnings per share	$.14	$.17	$.22	$.15

	March 31	June 30	September 30	December 31
2001

Operating Revenue	$10,768,000	$12,101,000	$12,889,000	$13,291,000

Income (loss) before income taxes	$(213,000)	$1,002,000	$1,128,000	$830,000

Net income (loss)	$(136,000)	$609,000	$676,000	$484,000

Basic earnings (loss) per share	$(.05)	$.14	$.15	$.11

Diluted earnings (loss) per share	$(.05)	$.11	$.11	$.08

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company’s accountants which require disclosure pursuant to this rule.

Item 9a.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principle executive and financial officers have evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective. Subsequent to the Company’s evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal control, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II – Page 32

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding Directors and Executive Officers is incorporated herein by reference from the Company’s definitive proxy statement. This information can be found in the proxy statement under the headings: DIRECTORS and EXECUTIVE OFFICERS.

Item 11.	Executive Compensation

Information regarding Executive Compensation is incorporated herein by reference from the Company’s definitive proxy statement. This information can be found in the proxy statement under the heading: EXECUTIVE COMPENSATION AND OTHER INFORMATION (specifically excluding disclosures in such section relating to Item 402(I), (k), and (l) of Regulation S-K.)

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Company’s definitive proxy statement. This information can be found in the proxy statement under the headings: PROXY STATEMENT and STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Item 13.	Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions is incorporated herein by reference from the Company’s definitive proxy statement. This information can be found in the proxy statement under the headings: EXECUTIVE COMPENSATION AND OTHER INFORMATION and OTHER TRANSACTIONS.

Item 14.	Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated herein by reference from the Company’s definitive proxy statement. This information can be found in the proxy statement under the headings: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(The remainder of this page left intentionally blank.)

Part III – Page 1

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	List of documents filed as part of this report.

Description	Page

1. Financial Statements:

Concorde Career Colleges, Inc. and Subsidiaries

Report of Independent Accountants	II-14

Consolidated Balance Sheets	II-15

Consolidated Statements of Operations	II-17

Consolidated Statements of Cash Flows.	II-18

Consolidated Statements of Changes In Stockholders’ Equity	II-19

Notes to Consolidated Financial Statements	II-20

2. Financial Statement Schedules:

Schedules have been omitted as not applicable or not required under the instructions contained in Regulations S-X or the information is included elsewhere in the financial statements or notes thereto.

3. Exhibits:

Exhibit Number		Description

3(a)	—	Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).**

3(b)	—	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).**

4(a)	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1 [SEC File No. 33-21654]).**

4(b)	—	Certificate of Designation of the Class A Redeemable Preferred Stock (Incorporated by reference to Exhibit 4(d) of the Annual Report on Form 10-K for the year ended December 31, 1994).**

4(c)	—	Certificate of Designation of Class B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4(e) of the Annual Report on Form 10-K for the year ended December 31, 1996).**

4(d)	—	Amended and Restated Registration Rights Agreement dated January 10, 2003 by and among the Corporation, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.*

4(e)	—	Definitive 14C information statement regarding a one-for-two Reverse Stock Split. (Incorporated by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the year ended December 31, 2001).**

9(a)	—	Amended and Restated Shareholders’ Agreement dated November 25, 2002 by and among the Corporation, Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., Jack L. Brozman and the Robert F. Brozman Trust under Agreement dated December 28, 1989.*

Part IV – Page 1

Exhibit Number		Description

10(a)	—	Second Amended and Restated Concorde Career Colleges, Inc. 1988 Incentive Stock Option Plan, dated May 4, 1989 (Incorporated by reference to Exhibit 10 (a) to Pre-effective Amendment No. 1 to Registration Statement on Form S-1 [SEC File No. 33-30002]).**

10(b)(i)	—	Concorde Career Colleges, Inc. 1998 Incentive Stock Option Plan, dated May 29, 1998 (Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 1998).**

10(b)(ii)	—	Concorde Career Colleges, Inc. 2000 Long Term Executive Compensation Plan, dated May 25, 2000 (Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2000).**

10(b)(iii)	—	Concorde Career Colleges, Inc. 2002 Long Term Executive Compensation Plan (Incorporated by reference to Exhibit B of the Definitive Information Statement on Form DEF 14C filed with the SEC on April 1, 2002).**

10(b)(iv)	—	Concorde Career Colleges, Inc. 2003 Long Term Executive Compensation Plan (Incorporated by reference to Exhibit B of the Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 9, 2003).**

10(b)(v)	—	Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit A of the Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 9, 2003).**

10(c)	—	Revolving Credit, Security and Guaranty Agreement dated March 13, 1997 by and among the Registrant and Security Bank of Kansas City attached herewith. (Incorporated by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the year ended December 31, 1996.)**

14(a)	—	Code of Ethics for Officers and Senior Financial Staff of Concorde Career Colleges, Inc. (Incorporated by reference to Exhibit 14(a) of the Annual Report on Form 10-K for the year ended December 31, 2003).*

21	—	Subsidiaries of Registrant.**

31-1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31-2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32-1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32-2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed Herewith.

**	Previously filed.

b.	Reports on Form 8-K

The Company filed a report on Form 8-K dated May 2, 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended March 31, 2003.

The Company filed a report on Form 8-K dated August 4, 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended June 30, 2003.

The Company filed a report on Form 8-K dated October 28, 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended September 30, 2003.

The Company filed a report on Form 8-K dated January 15, 2004, furnishing under Item 12 a press release reporting its’ estimated revenue, operating margin percentage, diluted earnings per share, student enrollment, average student population and ending population for 2003 and estimated revenue and diluted earnings per share for 2004.

The Company filed a report on Form 8-K dated February 25, 2004, furnishing under Item 12 a press release reporting the Company’s results of operations for the year ended December 31, 2003.

Part IV – Page 2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCORDE CAREER COLLEGES, INC.

By	/s/ JACK L. BROZMAN

Jack L. Brozman
Chairman of the Board

Date: March 15, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Signature	Date

By	/s/ JACK L. BROZMAN Jack L. Brozman	March 15, 2004
(Chairman of the Board, Chief Executive Officer, President, Treasurer and Director)

By	/s/ PAUL R. GARDNER Paul R. Gardner	March 15, 2004
(Vice President, Chief Financial Officer, and Principal Accounting Officer)

By	/s/ JAMES R. SEWARD James R. Seward	March 15, 2004
(Director)

By	/s/ THOMAS K. SIGHT Thomas K. Sight	March 15, 2004
(Director)

By	/s/ JANET M. STALLMEYER Janet M. Stallmeyer	March 15, 2004
(Director)

By	/s/ DAVID L. WARNOCK David L. Warnock	March 15, 2004
(Director)

Part IV – Page 3