Form 10-Q
period 2004-03-31
CONCORDE CAREER COLLEGES INC
filed 2004-04-22
CIK 832483

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004	Commission File No. 0-16992

CONCORDE CAREER COLLEGES, INC.

(exact name of registrant as specified in its charter)

Delaware	43-1440321
(State of other jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification Number)

5800 Foxridge, Suite 500 Mission, Kansas	66202
(Address of Principal Executive Office)	(Zip Code)

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

As of April 19, 2004 Concorde Career Colleges, Inc. had 5,989,659 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

Overview

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Actual results of Concorde Career Colleges, Inc. (“the Company’s”) operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default rates; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; changes in management strategies and the ability of management to implement those strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Notes to Financial Statements

Note 1:

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K that was filed by the Company with the Commission on March 15, 2004 (the “2003 Form 10-K”) incorporated herein by reference.

The information included in these interim financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results of the periods presented. Annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has litigation pending which arose in the normal course of business. See further discussion in Part II, Item 1 - “Legal Proceedings”.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of March 31, 2004, an aggregate 159,800 shares remain available to be granted pursuant to the 1998, 2000, 2002 and 2003 option plans.

On February 27, 2003 the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (“Employee Plan”). The Plan was approved by the Company’s shareholders at its Annual Meeting held on May 22, 2003. The Employee Plan is similar to the previous Employee Stock Purchase Plan that expired September 30, 2003. An aggregate of 75,000 shares of Common Stock of the Company are subject to the Employee Plan and are reserved for issuance under such Plan. Options to purchase 15,000 shares of Common Stock of the Company are to be offered to participants for purchase in the first year (commencing October 1, 2003 and ending September 30, 2004) and each of the four succeeding plan years. The option price of Common Stock purchased with payroll deductions made during such annual, semi-annual or calendar-quarterly offering for participant therein shall be the lower of:

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

	Three Months Ended March 31,
	2004	2003
Net income as reported	$1,304,000	$1,535,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	197,000	137,000

Pro forma net income	$1,107,000	$1,398,000

Income per share
Basic – as reported	$.22	$.26

Basic – pro forma	$.19	$.24

Diluted – as reported	$.20	$.25

Diluted – pro forma	$.17	$.22

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$16,617,000	$17,250,000
Short term investments	3,052,000	2,563,000
Receivables
Accounts and notes receivable	27,573,000	24,247,000
Allowance for uncollectible accounts	(1,863,000)	(1,652,000)

Net receivables	25,710,000	22,595,000
Deferred income taxes	833,000	833,000
Supplies and prepaid expenses	2,467,000	2,400,000

Total current assets	48,679,000	45,641,000

Fixed Assets, Net	6,779,000	4,928,000

Other Assets:
Long-term notes receivable	1,204,000	1,327,000
Allowance for uncollectible notes	(358,000)	(348,000)
Goodwill	954,000	954,000
Intangible, net	184,000	184,000

Total other assets	1,984,000	2,117,000

	$57,442,000	$52,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred revenues	$28,038,000	$25,540,000
Accrued salaries and wages	2,012,000	1,889,000
Accounts payable	2,720,000	2,883,000
Accrued liabilities	1,542,000	1,279,000
Accrued income taxes payable	665,000	4,000

Total current liabilities	34,977,000	31,595,000

Deferred Income Taxes	428,000	428,000

Stockholders’ Equity
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,279,182 shares issued and 5,988,109 shares outstanding at March 31, 2004 and 6,254,140 shares issued and 5,963,030 shares outstanding at December 31, 2003	628,000	625,000
Capital in excess of par	14,303,000	14,236,000
Retained Earnings	8,258,000	6,954,000
Less treasury stock, 291,073 shares in 2004 and 291,110 in 2003, at cost	(1,152,000)	(1,152,000)

Total stockholders’ equity	22,037,000	20,663,000

	$57,442,000	$52,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March, 31
	2004	2003
Net Revenue	$20,375,000	$17,359,000
Costs and Expenses:
Instruction costs and services	6,456,000	5,258,000
Selling and promotional	2,653,000	2,122,000
General and administrative	8,395,000	6,984,000
Provision for uncollectible accounts	779,000	515,000

Total Expenses	18,283,000	14,879,000

Operating Income	2,092,000	2,480,000
Interest and Other Non-Operating Income	46,000	44,000
Interest Expense		24,000

Income Before Provision For Income Taxes	2,138,000	2,500,000
Provision For Income Taxes	834,000	965,000

Net Income	$1,304,000	$1,535,000

Weighted Average Shares Outstanding:
Basic	5,983,000	5,846,000
Diluted	6,365,000	6,241,000
Net Income Per Share:
Basic	$.22	$.26
Diluted	$.20	$.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows – Operating Activities:
Net Income	$1,304,000	$1,535,000
Adjustment to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	451,000	346,000
Provision for uncollectible accounts	779,000	515,000
Change in assets and liabilities —
(Increase) in receivables, net	(3,978,000)	(4,412,000)
Increase in deferred revenue	2,498,000	3,603,000
Increase in income taxes payable	661,000	733,000
Increase in accounts payable, accrued expenses and other	127,000	1,038,000

Total adjustments	538,000	1,823,000

Net operating activities	1,842,000	3,358,000

Cash Flows-Investing Activities:
Purchase of short term investments	(489,000)	(7,000)
Capital expenditures	(2,056,000)	(850,000)

Net investing activities	(2,545,000)	(857,000)

Cash Flows-Financing Activities:
Treasury stock purchased		(35,000)
Dividends paid		(218,000)
Stock purchase plan	28,000	30,000
Stock options exercised	42,000	6,000

Net financing activities	70,000	(217,000)

Net Decrease in Cash and Cash Equivalents	(633,000)	2,284,000
Cash and Cash Equivalents at Beginning of Period	17,250,000	9,777,000

Cash and Cash Equivalents at End of Period	$16,617,000	$12,061,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
Interest	$—	$39,000
Income taxes	173,000	233,000
Conversion of subordinated debt to common stock through exercise of warrants		3,500,000
Accounts receivable for reimbursement of amounts expended on leasehold improvements	(217,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Treasury Stock	Total
BALANCE, December 31, 2003	$625,000	$14,236,000	$6,954,000	$(1,152,000)	$20,663,000
Net Income			1,304,000		1,304,000
Stock Options Exercised	3,000	39,000			42,000
Employee Stock Purchase Plan		28,000			28,000

BALANCE, March 31, 2004	$628,000	$14,303,000	$8,258,000	$(1,152,000)	$22,037,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

	Three Months Ended March 31,
	2004	2003
Revenue	100.0%	100.0%
Operating Expenses:
Instruction costs and services	31.7	30.3
Selling and promotional	13.0	12.2
General and administrative	41.2	40.2
Provision for uncollectible accounts	3.8	3.0

Total operating expenses	89.7	85.7
Operating income	10.3	14.3
Other non-operating income	0.2	0.3
Interest expense	—	0.1

Income before provision for income taxes	10.5	14.5
Provision for income taxes	4.1	5.6

Net income	6.4%	8.9%

(The remainder of this page was left intentionally blank.)

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of March 31, 2004, the Company operated Campuses at 12 locations in seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “HEA”). The Company received approximately 81% of cash receipts from such funds for the year ended December 31, 2003.

The Company’s strategy over the next two years is to grow revenue primarily by increasing the number of programs offered at each of its twelve campuses. Programs that are currently being offered by the Company will be transplanted to other campuses. Campuses currently offer an average of five of the Company’s twelve primary programs. The Company has experience teaching each of the programs targeted for transplant, however due to regulatory requirements each transplanted program must receive its own regulatory approvals before being offered at a campus. The Company has not achieved its goal of transplanting new programs in 2003 and early 2004. The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

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

The Company and each of its campuses are subject to extensive regulation. These regulations cover virtually all phases of the Company’s operations, including the Company’s educational programs, facilities, instructional and administrative staff, administrative procedures, financial operations and financial strength. They also affect the Company’s ability to acquire or open additional Campuses or change the Company’s corporate structure. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements. Each of the Company’s Campuses must be authorized by the state in which it operates, accredited by an accrediting commission that the U.S. Department of Education (“ED”) recognizes, and certified by the ED to participate in Title IV Programs. Any substantial restrictions on the Campuses ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand programs and student population.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2003

Student enrollments increased 7.7% to 2,675 for the three months ended March 31, 2004 compared to 2,483 in 2003. Higher enrollments were the result of an increased demand for the Company’s courses compared to 2003. Student population increased 11.6% to 6,371 at March 31, 2004 compared to 5,709 at March 31, 2003. Average student population for the three months ending March 31, 2004 increased 11.9% to 6,276 compared to 5,610 for the same period in 2003.

Net income of $1,304,000 was recorded for the three months ended March 31, 2004 compared to $1,535,000 in

2003. Profit decreased as expenses accelerated at a faster rate than revenue. The quarter included $131,000 of payroll expense related to one additional day of accrued payroll as compared to the prior year quarter. There were sixty five days of payroll in the first quarter of 2004 compared to sixty four in the first quarter of 2003. Each subsequent quarter in 2004 will have the same number of payroll days as the comparable prior year quarter.

The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

Revenue increased 17.4% or $3,016,000 to $20,375,000 for the three months ended March 31, 2004 compared to $17,359,000 for the same period in 2003. Revenue increased due to higher student enrollments, increased average student population and a tuition increase of approximately 5%.

Instruction Costs and Services – increased 22.8% or $1,198,000 to $6,456,000 compared to $5,258,000 in 2003. The increase was primarily a result of increased salary expense compared to 2003. Salaries increased $879,000 due to higher wages, an increase in the number of staff, and one additional day of payroll compared to 2003. The Company has added additional instructional staff in anticipation of program transplants. Textbooks, uniforms, and classroom supplies accounted for the remaining increase.

Selling and Promotional – increased 25.0% or $531,000 to $2,653,000 compared to $2,122,000 in 2003. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2003.

General and Administrative – increased 20.2% or $1,411,000 to $8,395,000 compared to $6,984,000 in 2003. Rent expense increased $396,000. The increase was the result of normal rent increases, Campus expansions and an acceleration of the rent for the old Denver Campus location. Four Campuses were moved to new locations in the prior 12 months and additional space was leased at several Campuses. This has resulted in an additional 48,000 square feet being leased at March 31, 2004 compared to March 31, 2003 resulting in additional rent expense of $293,000 for the quarter. The Denver, Colorado campus was moved to a new location during March 2004. The lease on the previous location expires July 31, 2004. The Company expensed the remaining lease liability of $103,000 for the old location in the first quarter of 2004. Payroll increased $305,000 compared to 2003. Additional employees due to larger enrollment, higher wages, and one additional day of payroll were factors in the increase. Depreciation expense increased $100,000 as capital expenditures increased during 2004. Capital expenditures were primarily related to leasehold improvements and new equipment for two campus moves and leasehold improvements and new equipment for new programs. The Company has increased capital expenditures in the last two years in preparation of transplanting programs and moving campuses to new expanded facilities. Professional fees increased $212,000 due to regulatory filings and legal costs. Insurance expense increased $149,000 due to higher insurance premiums. The Company also experienced increased expenses in several other categories as average student population increased 11.9%.

Provision for Uncollectible Accounts – increased $264,000 to $779,000 compared to $515,000 in 2003. Students that dropped from their program of study as a percentage of population increased to 5.0% in 2004 from 4.8% at March 31, 2003. Accounts receivable due from dropped students is generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods.

Interest and Other Non-Operating Income – increased to $46,000 for the quarter ended March 31, 2004 compared to $44,000 in 2003. The Company maintains its cash and temporary investments in short term highly liquid accounts including CD’s and money markets.

Interest Expense – was $24,000 for the quarter ended March 31, 2003. The Company’s subordinated debt was eliminated in February 2003 and the Company was no longer required to make interest payments after that date. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes – a tax provision of $834,000 or 39.0% of pretax income was recorded for the quarter ended March 31, 2004 compared to $965,000 or 38.6% in 2003.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 5,983,000 in 2004 from 5,846,000 in 2003. Common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.22 in 2004 compared with $.26 in 2003. Diluted weighted average common shares outstanding increased to 6,365,000 in 2004 from 6,241,000 in 2003. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.20 for the quarter ended March 31, 2004 compared with $.25 for 2003.

Liquidity and Capital Resources

Credit Facility

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City in March 31, 1997. The amount available under the facility is offset by the letter of credit discussed below. As a result, $2,882,000 was available under the facility at March 31, 2004. This facility is due to expire on April 30, 2004. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of subordinated debt plus consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company has not borrowed any funds under this facility.

On March 31, 2004, the Company is obligated under a $118,000 letter of credit as security for a lease on the Garden Grove, California location. The letter of credit can only be drawn upon if there is a default under the lease agreement and will expire October 2, 2004.

Other

The Company entered into a $367,000 letter of credit with Commerce Bank in March 2004. The letter of credit will be used to secure workers compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2005. The letter of credit is secured by certificates of deposit in the same amount that expire on March 31, 2005.

The Company changed its workers compensation insurance plan from a guaranteed cost plan to a high deductible plan effective April 1, 2004. The high deductible plan requires the Company to pay all workers compensation claims for the plan year as they are incurred up to certain limits in addition to a premium paid to the insurance carrier for claims processing and administrative costs. The Company will pay individual claims up to $250,000 with an annual aggregate deductible of $1,250,000. The previous plan required the Company to pay premiums to its insurance carrier for all estimated costs of the workers compensation insurance with the carrier assuming all risk for individual claims with no deductible. The Company believes that by assuming the risk associated with the new plan that it will reduce the overall cost associated with workers compensation insurance for current and future periods. The Company’s workers compensation claims for any of the prior four years has not exceeded $367,000 and in most years has been significantly below this amount.

Lease Obligations

The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also has a lease obligation for the Chief Executive Officer’s automobile. The Company rents equipment under operating leases that are generally cancelable within 30 years. Rent expense for these leases was $1,489,000 and $1,106,000 as of March 31, 2004 and March 31, 2003, respectively. Aggregate minimum future rentals payable under the operating leases at March 31, 2004 were approximately:

2004 (remainder of the year)	$3,214,000
2005	$4,487,000
2006	$4,237,000
2008	$3,857,000
2009 and thereafter	$18,946,000

Cash Flows and Other

Net cash flows provided by operating activities was $1,842,000 for the quarter ended March 31, 2004 compared with $3,358,000 in 2003. Cash flows from operating activities decreased primarily due to an increase in accounts receivables less deferred revenue of $1,480,000 compared to an increase of $809,000 in 2003 and a decrease in accounts payable compared to 2003.

Cash used in investing activities was $2,545,000 for the quarter ended March 31, 2004 compared to $857,000 in 2003. Capital expenditure spending increased $1,206,000 in 2004 compared to 2003. The Company purchased $489,000 in short term investments in 2004 compared to a minimal change in short term investments during 2003. Capital expenditures increased as the Company moved two Campuses during 2004. Capital expenditures for the two Campuses was approximately, $1,783,000. The remaining capital expenditure was for leasehold improvements and computers at current locations.

Cash provided by financing activities was $70,000 for the quarter compared with cash used of $217,000 in 2003. The primary difference between the quarters was a result of dividends paid in 2003. The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of the Preferred Stock. In addition, stock options exercised increased in 2004 and there was no treasury stock purchased in 2004.

The Company’s Board of Directors approved a 500,000 shares repurchase program in August 2000. As of March 31, 2004, the Company purchased a total of 278,935 shares at an average price of $3.92 pursuant to the buy back plan. The Company’s last purchase was 2,800 shares at $12.52 per share in the first quarter of 2003. The share repurchase plan remains in effect.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of March 31, 2004, 159,800 shares remain available to be granted with the 1998, 2000, 2002, and 2003 option plans.

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

(3)	The Registration Statement became effective February 5, 2003.

(4)	Cahill-Warnock exchanged their 53,309 shares of Class B Voting Convertible Preferred Stock for 533,090 shares of Common Stock on February 7, 2003. The Company has no remaining Preferred Stock outstanding.

(5)	The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock including the fourth quarter 2002 dividend of $43,500 and a special dividend of $174,000 to encourage the conversion of the Preferred Stock.

(6)	Cahill-Warnock exercised the non-detachable Warrants on February 19, 2003 and the Company issued 1,286,764 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants. The Company filed a Registration Statement on Form S-3 to register the 1,286,764 shares of Common Stock in March 2004. The Company will receive no funds as a result of the Registration and any subsequent distribution of the Common Stock.

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

Safe Harbor Statement

This form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Form 10-Q containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” and similar expressions may be deemed to create forward-looking statements which, if so deemed, speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Form 10-Q may contain forward-looking comments. Such comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q and may relate to: (i) the ability of the Company to realize increased enrollments from investments in infrastructure made over the past year; (ii) ED’s enforcement or interpretation of existing statutes and regulations affecting the Company’s operations; and (iii) the sufficiency of the Company’s working capital, financings and cash flow from operating activities for the Company’s future operating and capital requirements. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificate of deposits and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from .75% to 2.03% at March 31, 2004. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s exposure to fluctuations in the interest rates for its’ money market accounts and certificates of deposit are minimal.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company is made known to management, including the CEO & CFO, particularly during the periods when the Company’s periodic reports are being prepared. There were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Change in Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

A)	3-1	Restated Certificate of Incorporation of the Corporation, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).

	3-1	Amended and Restated Bylaws of the Corporation (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).

	11	Computation of per share earnings.

	31-1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31-2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32-1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32-2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)	The Company filed a report on Form 8-K dated January 15, 2004, furnishing under Item 12 a press release reporting its’ estimated revenue, operating margin percentage, diluted earnings per share, student enrollment, average student population and ending population for 2003 and estimated revenue and diluted earnings per share for 2004.

The Company filed a report on Form 8-K dated February 25, 2004, furnishing under Item 12 a press release reporting the Company’s results of operations for the year ended December 31, 2003.

The Company filed a Report on Form 8-K dated April 21, 2004, furnishing under Item 12 a press release reporting the Company’s Results of Operations for the Quarter Ended March 31, 2004.

(The remainder of this page was left intentionally blank.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORDE CAREER COLLEGES, INC.

DATED: April 22, 2004

By:	/s/ Jack L. Brozman
Jack L. Brozman, Chief Executive Officer

By:	/s/ Paul R. Gardner
Paul R. Gardner, Chief Financial Officer

(The remainder of this page was left intentionally blank.)