Form 10-Q
period 2004-06-30
CONCORDE CAREER COLLEGES INC
filed 2004-08-02
CIK 832483

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004               Commission File No. 0-16992

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

(1)   Yes X    No _____                (2)    Yes X     No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                Yes X     No _____

As of July 16, 2004 Concorde Career Colleges, Inc. had 5,994,571 shares of Common Stock outstanding.

1

CONCORDE CAREER COLLEGES, INC.

FORM 10-Q

SIX MONTHS ENDED JUNE 30, 2004

INDEX

PART I – FINANCIAL INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

Overview

This Form 10-Q may contain forward-looking comments. Such comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q and may relate to: (i) the ability of the company to realize increased enrollments from investments in infrastructure made over the past years; (ii) ED’s enforcement or interpretation of existing statutes and regulations affecting the Company’s operations; and (iii) the sufficiency of the Company’s working capital, financings and cash flow from operating activities for the Company’s future operating and capital requirements. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Notes to Financial Statements

Note 1:

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 20031 has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 20013 Annual Report on Form 10-K that was filed by the Company with the Commission on March 15, 2004 (the “20031 Form 10-K”) incorporated herein by reference.

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

Note 2:

Diluted earnings per share is computed by deducting interest from convertible debt, net of tax and imputed preferred dividends from net income (loss) if dilutive. This amount is then divided by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options and preferred stock assumed converted to common stock.
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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of June 30, 2004, an aggregate 151,800 shares remain available to be granted pursuant to the 1998, 2000, 2002 and 2003 option plans.

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

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Net income as reported	$2,501,000	$3,020,000	$1,197,000	$1,485,000

Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	401,000	275,000	200,000	137,000

Pro forma net income	$2,100,000	$2,745,000	$997,000	$1,348,000

Income per share

Basic – as reported	$.42	$.52	$.20	$.25

Basic – pro forma	$.35	$.47	$.17	$.23

Diluted – as reported	$.39	$.48	$.19	$.24

Diluted – pro forma	$.33	$.44	$.16	$.21

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS
	June 30, 2004	December 31,2003
Current Assets:
Cash and cash equivalents	$15,880,000	$17,250,000
Restricted short-term investments	367,000
Short-term investments	3,056,000	2,563,000
Receivables
Accounts and notes receivable	25,169,000	24,247,000
Allowance for uncollectible accounts	(2,089,000)	(1,652,000)

Net receivables	23,080,000	22,595,000
Recoverable income taxes	410,000
Deferred income taxes	833,000	833,000
Supplies and prepaid expenses	2,756,000	2,400,000

Total current assets	46,382,000	45,641,000

Fixed assets, net of accumulated depreciation of 6,936,000 at June 30, 2004 and 6,042,000 at December 31, 2003	6,777,000	4,928,000

Other Assets:
Long-term notes receivable	1,284,000	1,327,000
Allowance for uncollectible notes	(432,000)	(348,000)
Goodwill	954,000	954,000
Intangible, net	164,000	184,000

Total other assets	1,970,000	2,117,000

	$55,129,000	$52,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2004	December 31, 2003
Current Liabilities:
Deferred revenues	$25,410,000	$25,540,000
Accrued salaries and wages	1,488,000	1,889,000
Accounts payable	2,581,000	2,883,000
Accrued liabilities	1,948,000	1,279,000
Accrued income taxes payable		4,000

Total current liabilities	31,427,000	31,595,000

Deferred Income Taxes	428,000	428,000
Stockholders’ Equity
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,283,632 shares issued and 5,992,559 shares outstanding at June 30, 2004 and 6,254,140 shares issued and 5,963,030 shares outstanding at December 31, 2003	628,000	625,000
Capital in excess of par	14,343,000	14,236,000
Retained Earnings	9,455,000	6,954,000
Less treasury stock, 291,073 shares in 2004 and 291,110 in 2003, at cost	(1,152,000)	(1,152,000)

Total stockholders’ equity	23,274,000	20,663,000

	$55,129,000	$52,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Net Revenue	$41,002,000	$35,250,000	$20,627,000	$17,891,000
Costs and Expenses:
Instruction costs and services	12,907,000	10,597,000	6,451,000	5,339,000
Selling and promotional	5,456,000	4,456,000	2,803,000	2,334,000
General and administrative	16,894,000	14,265,000	8,499,000	7,281,000
Provision for uncollectible accounts	1,734,000	1,081,000	955,000	566,000

Total Expenses	36,991,000	30,399,000	18,708,000	15,520,000

Operating Income	4,011,000	4,851,000	1,919,000	2,371,000
Interest and Other Non-Operating Income	90,000	92,000	44,000	48,000
Interest Expense		24,000

Income Before Provision For Income Taxes	4,101,000	4,919,000	1,963,000	2,419,000
Provision For Income Taxes	1,600,000	1,899,000	766,000	934,000

Net Income	$2,501,000	$3,020,000	$1,197,000	$1,485,000

Weighted Average Shares Outstanding:
Basic	5,987,000	5,853,000	5,990,000	5,860,000
Diluted	6,349,000	6,279,000	6,330,000	6,317,000
Net Income Per Share:
Basic	$.42	$.52	$.20	$.25
Diluted	$.39	$.48	$.19	$.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004		2003

Cash Flows – Operating Activities:
Net Income		$2,501,000	$3,020,000
Adjustment to reconcile net income to net cash provided by operating activities -
Depreciation and amortization		953,000	708,000
Provision for uncollectible accounts		1,734,000	1,081,000
Change in assets and liabilities
(Increase) in receivables, net		(2,559,000)	(4,975,000)
Increase (Decrease) in deferred revenue		(130,000)	3,810,000
Increase (Decrease) in income taxes payable/receivable		(414,000)	492,000
Increase (Decrease) in accounts payable, accrued expenses and other		(429,000)	553,000

Total adjustments		(845,000)	1,669,000

Net operating activities		1,656,000	4,689,000

Cash Flows-Investing Activities:
Purchase of short-term investments		(860,000)	17,000
Capital expenditures		(2,276,000)	(1,463,000)

Net investing activities		(3,136,000)	(1,446,000)

Cash Flows-Financing Activities:
Treasury stock purchased		----	(35,000)
Dividends paid		----	(218,000)
Stock purchase plan		56,000	59,000
Stock options exercised		54,000	22,000

Net financing activities		110,000	(172,000)

Net Increase (Decrease) in Cash and Cash Equivalents		(1,370,000)	3,071,000
Cash and Cash Equivalents at Beginning of Period		17,250,000	9,777,000

Cash and Cash Equivalents at End of Period		$15,880,000	$12,848,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
Interest	$	----	$39,000
Income taxes		2,015,000	1,408,000
Conversion of subordinated debt to common stock through exercise of warrants		----	3,500,000
Reimbursement of accounts receivable expended on leasehold improvements		(467,000)	----

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Treasury Stock	Total

BALANCE, December 31, 2003	$625,000	$14,236,000	$6,954,000	$(1,152,000	$20,663,000
Net Income			2,501,000		2,501,000
Stock Options Exercised	3,000	51,000			54,000
Employee Stock Purchase Plan		56,000			56,000

BALANCE, June 30, 2004	$628,000	$14,343,000	$9,455,000	$(1,152,000	$23,274,000

BALANCE, December 31, 2002	$485,000	$9,831,000	$791,000	$(1,117,000	$9,990,000
Net Income			3,020,000		3,020,000
Warrants Exercised	129,000	3,371,000			3,500,000
Stock Options Exercised	1,000	21,000			22,000
Employee Stock Purchase Plan	1,000	58,000			59,000
Treasury Stock Purchased	_________	___________	___________	(35,000	(35,000)

BALANCE, June 30, 2003	$616,000	$13,281,000	$3,811,000	$(1,152,000	$16,556,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Instruction costs and services	31.5	30.1	31.3	29.8
Selling and promotional	13.3	12.6	13.6	13.0
General and administrative	41.2	40.4	41.2	40.7
Provision for uncollectible accounts	4.2	3.1	4.6	3.2

Total operating expenses	90.2	86.2	90.7	86.7
Operating income	9.8	13.8	9.3	13.3
Other non-operating income	0.2	0.3	0.2	0.3
Interest expense	---	0.1	---	---

Income before provision for income taxes	10.0	14.0	9.5	13.5
Provision for income taxes	3.9	5.4	3.7	5.2

Net income	6.1%	8.6%	5.8%	8.3%

(The remainder of this page was left intentionally blank.)

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of June 30, 2004, the Company operated campuses at 11 12 locations in six seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 8381% of cash receipts from such funds for the year ended December 31, 20012003.

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

The Company has invested capital expenditures to improve and expand facilities over the last two and one-half years. Additional space has been added at all of the Company’s locations. Four Campuses were moved to larger facilities in the past two years, San Bernardino, California in February 2003, Arlington, Texas in June 2003, San Diego, California in January 2004, and Denver, Colorado in March 2004. The Portland, Oregon Campus will be moved to a new facility in late 2004. Capital expenditures to improve facilities and equipment were $1,842,000 in 2002, $3,237,000 in 2003, and $2,276,000 for the first six months of 2004.

The addition of classrooms and upgraded facilities has, and will provide the Company the space to expand program offerings at its Campuses. Three programs were added in 2003, Practical Nursing, Medical Assistant, and Surgical Technology. One program was added in the first quarter of 2004, Dental Assistant, and two programs were added in the second quarter of 2004, Surgical Technology and Health Unit Coordinator. In addition, four programs have met all necessary regulatory approvals and will begin enrolling students in the third and fourth quarters of 2004, two Associate of Science in Respiratory Therapy programs, one Pharmacy Technician program and one Surgical Technologist program.

The Company’s revenue varies based on student enrollment and population. The number of students that attend our Campuses, the number of new enrollments during a fiscal period, student retention rates and general economic conditions impact student population. The introduction of new programs at certain campuses, improved advertising effectiveness and student retention have been significant factors of increased student population in the last two three years.

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

The Company had a reduction in enrollments in one clinical program at one campus due to state board programmatic provisional approval. The company received notification in May 2004 that the program would not be allowed to enroll additional students until yearly average minimum pass rates on the licensure examination for graduates were within acceptable levels as required by the state board. As a result the campus will not enroll students in the program without obtaining state board approval. The company believes that it has made appropriate changes to increase pass rates to an acceptable level. However, there can be no assurance that the state board will approve additional enrollments in the future and the board may require the Company to terminate the program. This change reduced potential enrollments by approximately 150 for 2004 with 48 of the reduction occurring in the second quarter of 2004.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2003

Student enrollments increased 163 or 3.5% to 4,829 for the six months ended June 30, 2004 compared to 4,666 in 2003. Three new programs added to existing campuses in 2004 accounted for 99 additional enrollments. Enrollments increased 137 as a result of two programs that were added in the last half of 2003. Enrollments decreased 48 at one campus due to a state board programmatic provisional approval (see discussion above). The remaining decrease of 25 was a result of decreased enrollments in current programs. The Company had 947 enrollments in clinical programs and 3,882 in core programs in 2004 compared to 950 enrollments in clinical programs and 3,716 in core programs in 2003. Student population increased 3.1% to 5,751 at June 30, 2004 compared to 5,579 at June 30, 2003. Average student population for the six months ending June 30, 2004 increased 9.7% to 6,136 compared to 5,595 for the same period in 2003.

Net income of $2,501,000 was recorded for the six months ended June 30, 2004 compared to $3,020,000 in 2003. Profit decreased as expenses accelerated at a faster rate than revenue. The six months ended June 30, 2004 included $131,000 of payroll expense related to one additional day of accrued payroll as compared to the prior year first six months. The first quarter had one additional day of payroll. All of the remaining quarters have the same number of payroll days as 2003.
The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

Revenue increased 16.3% or $5,752,000 to $41,002,000 for the six months ended June 30, 2004 compared to $35,250,000 for the same period in 2003. The revenue increased due to higher student enrollments, increased average student population and an approximate 5% tuition increase compared to 2003.

Instruction Costs and Services – increased 21.8% or $2,310,000 to $12,907,000 compared to $10,597,000 in 2003. The increase was primarily a result of increased salary expense compared to 2003. Salaries increased $1,761,000 due to higher wages and an increase in the number of staff compared to 2003. The Company had 49 additional full time equivalent (“FTE”) employees for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The Company has added additional instructional staff in anticipation of program transplants. Wage expense paid prior to programs starting was $130,000 for the six months ended June 30, 2004. Textbooks, uniforms and classroom supplies accounted for the remaining increase.

Selling and Promotional –increased 22.4% or $1,000,000 to $5,456,000 compared to $4,456,000 in 2003. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2003. Salaries increased $241,000 or 13.5% compared to 2003. The increase is a result of increased salaries and approximately 5 additional FTE employees compared to 2003.

General and Administrative – increased 18.4% or $2,629,000 to $16,894,000 compared to $14,265,000 in 2003. Rent expense increased $619,000. The increase was the result of normal rent increases, campus expansions, and an acceleration of the rent for the old Denver campus location. Four campuses were moved to new locations in 2003 and 2004 and additional space was leased at several campuses. Approximately 55,000 additional square feet was leased at June 30, 2004 compared to June 30, 2003. The Denver, Colorado Campus was moved to a new location during March 2004. The lease on the previous location expires July 31, 2004. The Company expensed the remaining lease liability of $103,000 for the old location in the first quarter of 2004. Payroll increased $558,000 compared to 2003. Additional employees due to larger enrollment, higher wages, and one additional day of payroll were factors in the increase. Depreciation expense increased $236,000 as capital expenditures increased during 2004. Capital expenditures were primarily related to leasehold improvements and new equipment for two campus moves and leasehold improvements and new equipment for new programs. The Company has increased capital expenditures in the last two years in preparation of transplanting programs and moving campuses to new expanded facilities. Professional fees increased $188,000 due to regulatory filings and legal costs. Health insurance expense increased $245,000 due to increased claims, administrative expenses, and additional employees participating in the health plan. Employee procurement increased $135,000 due to hiring additional employees. The Company also experienced increased expenses in several other categories as average student population increased 9.7%.

Provision for Uncollectible Accounts – increased $653,000 to $1,734,000 compared to $1,081,000 in 2003. Students that dropped from their program of study as a percentage of population increased to 6.2% in 2004 from 5.6% at June 30, 2003. Accounts receivable due from dropped students is generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods.

Interest and Other Non-Operating Income – decreased to $90,000 for the six months ended June 30, 2004 compared to $92,000 in 2003. The Company maintains its cash and temporary investments in short-term highly liquid accounts including CD’s and money markets.

Interest Expense – was $24,000 for the six months ended June 30, 2003. The Company’s subordinated debt was eliminated in February 2003 and the Company was no longer required to make interest payments after that date. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes – a tax provision of $1,600,000 or 39.0% of pretax income was recorded for the six months ended June 30, 2004 compared to $1,899,000 or 38.6% in 2003.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 5,987,000 in 2004 from 5,853,000 in 2003. Common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.42 in 2004 compared with $.52 in 2003. Diluted weighted average common shares outstanding increased to 6,349,000 in 2004 from 6,279,000 in 2003. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.39 for the six months ended June 30, 2004 compared with $.48 for 2003.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2003

Student enrollments decreased 29 or 1.3% to 2,154 for the three months ended June 30, 2004 compared to 2,183 in 2003. Three new program added to existing Campuses in 2004 accounted for 66 additional enrollments. Enrollments increased 62 as a result of two programs that were added in the last half of 2003. Enrollments decreased 48 at one Campus due to a state board programmatic provisional approval. The remaining decrease of 109 enrollments was a result of decreased enrollments in current programs. The Company had 435 enrollments in clinical programs and 1,719 in core programs in 2004 compared to 454 enrollments in clinical programs and 1,729 in core programs in 2003. Student population increased 3.1% to 5,751 at June 30, 2004 compared to 5,579 at June 30, 2003. Average student population for the three months ending June 30, 2004 increased 7.5% to 5,995 compared to 5,579 for the same period in 2003.

Net income of $1,197,000 was recorded for the three months ended June 30, 2004 compared to $1,485,000 in 2003. Profit decreased as expenses accelerated at a faster rate than revenue.

The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

Revenue increased 15.3% or $2,736,000 to $20,627,000 for the three months ended June 30, 2004 compared to $17,891,000 for the same period in 2003. Revenue increased due to increased average student population and a tuition increase of approximately 5%.

Instruction Costs and Services – increased 20.8% or $1,112,000 to $6,451,000 compared to $5,339,000 in 2003. The increase was primarily a result of increased salary expense compared to 2003. Salaries increased $882,000 due to higher wages and an increase in the number of staff compared to 2003. The Company had 49 additional FTE employees for the quarter ended June 30, 2004 compared to the quarter ended June 30 2003. The Company has added additional instructional staff in anticipation of program transplants. Wage expenses paid prior to programs starting was $86,000 for the quarter ended June 30, 2004. Textbooks, uniforms, and classroom supplies accounted for the remaining increase.

Selling and Promotional –increased 20.1% or $469,000 to $2,803,000 compared to $2,334,000 in 2003. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2003. Salaries increased $115,000 or 12.8% compared to 2003.

General and Administrative – increased 16.7% or $1,218,000 to $8,499,000 compared to $7,281,000 in 2003. Rent expense increased $223,000. The increase was the result of normal rent increases and campus expansions. Payroll increased $253,000 compared to 2003. Depreciation expense increased $137,000 as capital expenditures increased during 2004. Capital expenditures were primarily related to leasehold improvements and new equipment for two campus moves and for new programs. The Company has increased capital expenditures in the last two years in preparation of transplanting programs and moving campuses to new expanded facilities. Health insurance increased $185,000 due to increased claims, administrative expenses, and additional employees participating in the health plan. Employee procurement increased $96,000 due to hiring additional employees. The Company also experienced increased expenses in several other categories as average student population increased 7.5%.

Provision for Uncollectible Accounts – increased $389,000 to $955,000 compared to $566,000 in 2003. Students that dropped from their program of study as a percentage of population increased to 6.7% in 2004 from 5.7% at June 30, 2003. Accounts receivable due from dropped students is generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods.

Interest and Other Non-Operating Income – decreased to $44,000 for the quarter ended June 30, 2004 compared to $48,000 in 2003. The Company maintains its cash and temporary investments in short term highly liquid accounts including CD’s and money markets.

Interest Expense –The Company’s subordinated debt was eliminated in February 2003 and the Company was no longer required to make interest payments after that date. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes – a tax provision of $766,000 or 39.0% of pretax income was recorded for the quarter ended June 30, 2004 compared to $934,000 or 38.6% in 2003.

EPS and Weighted Average Common Shares – Basic weighted average common shares increased to 5,990,000 in 2004 from 5,860,000 in 2003. Common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.20 in 2004 compared with $.25 in 2003. Diluted weighted average common shares outstanding increased to 6,330,000 in 2004 from 6,317,000 in 2003. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.19 for the quarter ended June 30, 2004 compared with $.24 for 2003.

Liquidity and Capital Resources

Credit Facility

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City in March 31, 1997. The amount available under the facility is offset by the letter of credit discussed below. As a result, $2,882,000 was available under the facility at June 30, 2004. This facility is due to expire on April 30, 2005. However, the Company currently maintains a large cash and temporary investment balance and may not renew this facility in the future. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of subordinated debt plus consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

On June 30, 2004, the Company was obligated under a $118,000 letter of credit as security for a lease on the Garden Grove, California location. The letter of credit can only be drawn upon if there is a default under the lease agreement and will remain an obligation of the Company until it expires October 2, 2004.

Other
The Company entered into a $367,000 letter of credit with Commerce Bank in March 2004. The letter of credit is used to secure workers compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2005. The letter of credit is secured by certificates of deposit in the same amount that expire on March 31, 2005.

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

Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and other commercial commitments are summarized below as of June 30, 2004:

Year Ending December 31,	Facility Operating Leases	Other Operating Lease	Capital Asset Obligations	Purchase Obligations

2004 (remainder of year)	$2,410,000	$7,000	$628,000	$305,000
2005	5,116,000	8,000	---	101,000
2006	4,906,000	---	---	45,000
2007	4,591,000	---	---	---
2008	4,296,000	---	---	---
Thereafter	24,155,000	---	---	---

Total	$45,474,000	$15,000	$628,000	$451,000

Facility operating leases consist of the Company rental agreements for its building and office space rentals.

The other operating lease is for the Chief Executive Officer’s automobile.

Capital asset obligations consist of contracts for leasehold improvements and furniture for the Portland, Oregon campus move which is scheduled for the fourth quarter of 2004 and upgrades at three other campuses.

Purchase obligations consist of outstanding purchase orders and commitments for telecommunications and copier contracts.

Cash Flows and Other
Cash provided by operating activities was $1,656,000 in for the six months ended June 30, 2004 compared with $4,689,000 in 20012003. Cash flows from operating activities increaseddecreased primarily due to an increase in accounts receivables less deferred revenue of $2,689,000 compared to an increase of $1,165,000 in 2003 and a decrease in accounts payable and net income compared to 2003.

an increase in net income of $974,000, offset by an increase in accounts receivable, net of deferred revenue and the provision for uncollectible accounts, of $1,041,000. Cash used in investing activities was $1,3913,136,000 for the six months ended June 30, 2004 compared to $130,1,446,000 in 20031. Capital expenditure spending increased $1,063,000 in 2004 compared to 2003. The Company purchased $860,000 in short term investments in 2004 compared to a minimal change in short-term investments during 2003. Capital expenditures increased as the Company moved two campuses during 2004. Capital expenditures for the two campuses were approximately $1,906,000. The remaining capital expenditures were for leasehold improvements and computers at current locations.

Cash provided by financing activities was $110,000 for the six months ended June 30, 2004 compared with cash used of $172,000 in 2003. The primary difference between the quarters was a result of dividends paid in 2003. The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock, including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of the Preferred Stock. In addition, stock options exercised increased in 2004 and there was no treasury stock purchased in 2004.

The Company’s Board of Directors approved a 500,000 shares repurchase program in August 2000. As of June 30, 2004, the Company had purchased a total of 278,935 shares at an average price of $3.92 pursuant to the buy back plan. The Company’s last purchase was 2,800 shares at $12.52 per share in the first quarter of 2003. The share repurchase plan remains in effect.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of June 30, 2004, 151,800 shares remain available to be granted with the 1998, 2000, 2002, and 2003 option plans.

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

This Form 10-Q may contain forward-looking comments. Such comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q and may relate to: (i) the ability of the company to realize increased enrollments from investments in infrastructure made over the past years; (ii) ED’s enforcement or interpretation of existing statutes and regulations affecting the Company’s operations; and (iii) the sufficiency of the Company’s working capital, financings and cash flow from operating activities for the Company’s future operating and capital requirements. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificate of deposits and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from .75% to 2.03% at June 30, 2004. As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s exposure to fluctuations in the interest rates for its’ money market accounts and certificates of deposit are minimal.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the periods when the Company’s periodic reports are prepared. There were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company is not aware of any material violation by the Company of applicable local, state and federal laws.

Item 2.   Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	221,065 Shares May Yet Be Purchased Under this Program

April 1, 2004 – April 30, 2004	----	----	----	----

May 1, 2004 – May 31, 2004	----	----	----	----

June 1, 2004 – June 30, 2004	----	----	----	----

Total	----	----	----	----

(1)   On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. As of June 30, 2004, the Company had acquired 278,935 shares at an average price of $3.92.

Item 3.   Defaults upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders

a)   The Company held its 2004 Annual Meeting of Stockholders (“Annual Meeting”) on May 27, 2004. On the Record Date, the Company had 5,820,851 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting.
b)   Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for Directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:
Election of five Directors:	For	Withheld

1. Jack L. Brozman	5,811,187	9,664

3. Thomas K. Sight	5,811,428	9,423

4. Janet M. Stallmeyer	5,811,833	9,018

5. David L. Warnock	5,263,019	557,832

c)   Ratification of the appointment of the independent auditors for the Company for 2004 was voted as follows:
	For	Against	Withheld
BKD, LLP	5,819,936	875	40

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
          31-1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31-2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32-1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
                  32-2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
B)           The Company filed a report on Form 8-K dated January 15, 2004, furnishing under Item 12 a press release reporting its estimated revenue, operating margin percentage, diluted earnings per share, student enrollment, average student population and ending population for 2003 and estimated revenue and diluted earnings per share for 2004.

               The Company filed a report on Form 8-K dated February 25, 2004, furnishing under Item 12 a press release reporting the Company’s results of operations for the year ended December 31, 2003.

The Company filed a report on Form 8-K dated April 21, 2004, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended March 31, 2004.

The Company filed a report on Form 8-K dated August 2, 2004, furnishing under Item 12 a press release reporting the Company’s results of operations for six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORDE CAREER COLLEGES, INC.

Date: August 3, 2004	By:	/s/ Jack L. Brozman

Title Chief Executive Officer

Date: August 3, 2004	By:	/s/ Paul R. Gardner

Title Chief Financial Officer

(The remainder of this page was left intentionally blank.)

