Form 10-Q
period 2004-09-30
CONCORDE CAREER COLLEGES INC
filed 2004-10-28
CIK 832483

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004      Commission File No. 0-16992

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

(1)        Yes X     No _____      (2)        Yes X      No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                          Yes X         No _____

As of October 20, 2004 Concorde Career Colleges, Inc. had 5,953,350 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2004
INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1	Financial Statements
	Notes to Condensed Consolidated Financial Statements
	Note 1, 2, and 3	2
	Note 4	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	6
	Condensed Consolidated Statements of Cash Flows	7
	Consolidated Statement of Changes in Stockholders’ Equity	8

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	17

PART II - OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Overview

This Form 10-Q may contain forward-looking comments. Such comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q and may relate to: (i) the ability of the company to realize increased enrollments from investments in infrastructure made over the past years; (ii) U.S. Department of Education’s (“ED’s”) enforcement or interpretation of existing statutes and regulations affecting the Company’s operations; and (iii) the sufficiency of the Company’s working capital, financings and cash flow from operating activities for the Company’s future operating and capital requirements. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors into account in evaluating any such forward-looking comments.

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

Note 2:

Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options assumed converted to common stock.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of September 30, 2004, an aggregate 76,000 shares remain available to be granted pursuant to the 1998, 2000, 2002 and 2003 option plans.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$3,651,000	$4,785,000	$1,150,000	$1,765,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	646,000	409,000	245,000	134,000
Pro forma net income	$3,005,000	$4,376,000	$905,000	$1,631,000

Income per share
Basic - as reported	$.61	$.82	$.19	$.30
Basic - pro forma	$.50	$.75	$.15	$.28
Diluted - as reported	$.58	$.76	$.18	$.28
Diluted - pro forma	$.47	$.70	$.14	$.26

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS
	September 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$18,628,000	$17,250,000
Restricted short-term investments	367,000
Short-term investments	3,494,000	2,563,000
Receivables
Accounts and notes receivable	28,044,000	24,247,000
Allowance for uncollectible accounts	(2,094,000)	(1,652,000)
Net receivables	25,950,000	22,595,000
Recoverable income taxes	22,000
Deferred income taxes	833,000	833,000
Supplies and prepaid expenses	2,310,000	2,400,000
Total current assets	51,604,000	45,641,000

Fixed assets, net of accumulated depreciation of 7,441,000 at September 30, 2004 and 6,042,000 at December 31, 2003	7,560,000	4,928,000

Other Assets:
Long-term notes receivable	1,850,000	1,327,000
Allowance for uncollectible notes	(624,000)	(348,000)
Goodwill	954,000	954,000
Intangible, net	134,000	184,000
Total other assets	2,314,000	2,117,000
	$61,478,000	$52,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003
Current Liabilities:
Deferred revenues	$29,867,000	$25,540,000
Accrued salaries and wages	2,479,000	1,889,000
Accounts payable	2,898,000	2,883,000
Accrued liabilities	1,918,000	1,279,000
Accrued income taxes payable		4,000
Total current liabilities	37,162,000	31,595,000

Deferred Income Taxes	428,000	428,000
Stockholders’ Equity
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,295,744 shares issued and 5,964,671 shares outstanding at September 30, 2004 and 6,254,140 shares issued and 5,963,030 shares outstanding at December 31, 2003	629,000	625,000
Capital in excess of par	14,386,000	14,236,000
Retained Earnings	10,605,000	6,954,000
Less treasury stock, 331,573 shares in 2004 and 291,110 in 2003, at cost	(1,732,000)	(1,152,000)
Total stockholders’ equity	23,888,000	20,663,000
	$61,478,000	$52,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net Revenue	$62,084,000	$55,138,000	$21,082,000	$19,888,000
Costs and Expenses:
Instruction costs and services	19,662,000	16,653,000	6,755,000	6,056,000
Selling and promotional	8,499,000	7,110,000	3,043,000	2,654,000
General and administrative	25,405,000	21,792,000	8,511,000	7,527,000
Provision for uncollectible accounts	2,673,000	1,884,000	939,000	803,000
Total Expenses	56,239,000	47,439,000	19,248,000	17,040,000
Operating Income	5,845,000	7,699,000	1,834,000	2,848,000
Interest and Other Non-Operating Income	140,000	137,000	50,000	45,000
Interest Expense		24,000
Income Before Provision For Income Taxes	5,985,000	7,812,000	1,884,000	2,893,000
Provision For Income Taxes	2,334,000	3,027,000	734,000	1,128,000
Net Income	$3,651,000	$4,785,000	$1,150,000	$1,765,000
Weighted Average Shares Outstanding:
Basic	5,986,000	5,861,000	5,984,000	5,877,000
Diluted	6,343,000	6,275,000	6,271,000	6,318,000
Net Income Per Share:
Basic	$.61	$.82	$.19	$.30
Diluted	$.58	$.76	$.18	$.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows - Operating Activities:
Net Income	$3,651,000	$4,785,000
Adjustment to reconcile net income to net cash provided by operating activities --
Depreciation and amortization	1,489,000	1,101,000
Provision for uncollectible accounts	2,673,000	1,884,000
Change in assets and liabilities --
(Increase) in receivables, net	(6,742,000)	(10,694,000)
Increase in deferred revenue	4,327,000	8,998,000
Increase (decrease) in income taxes payable/recoverable	(26,000)	830,000
Increase in accounts payable, accrued expenses and other	1,294,000	1,189,000
Total adjustments	3,015,000	3,308,000
Net operating activities	6,666,000	8,093,000
Cash Flows-Investing Activities:
(Purchase) redemption of short term investments	(1,298,000)	17, 000
Capital expenditures	(3,564,000)	(2,231,000)
Net investing activities	(4,862,000)	(2,214,000)
Cash Flows-Financing Activities:
Treasury stock purchased	(580,000)	(35,000)
Dividends paid	---	(218,000)
Stock purchase plan	89,000	87,000
Stock options exercised	65,000	58,000
Net financing activities	(426,000)	(108,000)
Net Increase in Cash and Cash Equivalents	1,378,000	5,771,000
Cash and Cash Equivalents at Beginning of Period	17,250,000	9,777,000
Cash and Cash Equivalents at End of Period	$18,628,000	$15,548,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
Interest	---	$$39,000
Income taxes	2,360,000	2,204,000

Conversion of subordinated debt to common stock through exercise of warrants	---	3,500,000
Reimbursement of accounts receivable expended on leasehold improvements	467,000	---

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2003	$625,000	$14,236,000	$6,954,000	$(1,152,000)	$20,663,000
Net Income			3,651,000		3,651,000
Stock Options Exercised	4,000	61,000			65,000
Employee Stock Purchase Plan		89,000			89,000
Treasury Stock Purchased				(580,000)	(580,000)
BALANCE, September 30, 2004	$629,000	$14,386,000	$10,605,000	$(1,732,000)	$23,888,000

BALANCE, December 31, 2002	$485,000	$9,831,000	$791,000	$(1,117,000)	$9,990,000
Net Income			4,785,000		4,785,000
Warrants Exercised	129,000	3,371,000			3,500,000
Stock Options Exercised	4,000	54,000			58,000
Employee Stock Purchase Plan	1,000	86,000			87,000
Treasury Stock Purchased				(35,000)	(35,000)
BALANCE, September 30, 2003	$619,000	$13,342,000	$5,576,000	$(1,152,000)	$18,385,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Instruction costs and services	31.7	30.2	32.0	30.5
Selling and promotional	13.7	12.9	14.4	13.3
General and administrative	40.9	39.5	40.3	37.8
Provision for uncollectible accounts	4.2	3.4	4.5	4.0
Total operating expenses	90.5	86.0	91.2	85.6
Operating income	9.5	14.0	8.8	14.4
Other non-operating income	0.2	0.2	0.2	0.2
Income before provision for income taxes	9.7	14.2	9.0	14.6
Provision for income taxes	3.8	5.5	3.5	5.7
Net income	5.9%	8.7%	5.5%	8.9%

(The remainder of this page was left intentionally blank.)

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of September 30, 2004, the Company operated campuses at 11 12 locations in six seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 8381% of cash receipts from such funds for the year ended December 31, 20012003.

The Company’s strategy over the next two years is to grow revenue primarily by increasing the number of programs offered at each of its twelve campuses. Programs that are currently being offered by the Company will be transplanted to other campuses. Campuses currently offer an average of five of the Company’s twelve primary programs. The Company has experience teaching each of the programs targeted for transplant, however due to regulatory requirements each transplanted program must receive its own regulatory approvals before being offered at a campus. The Company did not achieve its goal of transplanting new programs in 2003 and early 2004. The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

The Company has invested capital expenditures to improve and expand facilities over the last two and one-half years. Additional space has been added at all of the Company’s locations. Five Campuses were moved to larger facilities in the past two years, San Bernardino, California in February 2003, Arlington, Texas in June 2003, San Diego, California in January 2004, Denver, Colorado in March 2004, and Portland, Oregon in September 2004. Capital expenditures to improve facilities and equipment were $1,842,000 in 2002, $3,237,000 in 2003, and $3,564,000 for the first nine months of 2004.

The addition of classrooms and upgraded facilities has, and will provide the Company the space to expand program offerings at its Campuses. Three programs were added in 2003, Practical Nursing, Medical Assistant, and Surgical Technology. One program was added in the first quarter of 2004, Dental Assistant, two programs were added in the second quarter of 2004, Surgical Technology and Health Unit Coordinator, and three were added in the third quarter of 2004, two Associate of Science in Respiratory Therapy programs, and one Surgical Technologist program. The Company anticipates that at least three additional programs will begin enrolling students in the fourth quarter of 2004. Several programs have met substantially all regulatory approvals and will begin enrolling students in 2005. Estimated start dates are contingent upon staffing, clinical sites and advertising.

The Company has traditionally relied primarily on television and newspaper advertising to generate leads from prospective students. We increased the portion of our advertising expense dedicated to the Internet beginning in the fourth quarter of 2003. The investment in Internet advertising has resulted in a dramatic increase in the amount of Internet leads compared to total leads and now represents over 30% of the Company’s total leads. The Company must improve its effectiveness in converting Internet leads into enrollments.

State and national elections have preempted television advertising in many of the Company’s markets. While this was anticipated some markets have had an unusually high number of preemptions as compared to prior elections.

The Company has three campuses in Florida that have been impacted in some manner by the threat and effects of hurricanes in the third quarter of 2004. All of the Company’s Florida campuses are near coastal areas, Tampa, Lauderdale Lakes and Jacksonville. While none of the Campuses experienced any material building damage that required closure they have experienced power outages, phone outages and intermittent closures due to the threat of storms.

The Company’s revenue varies based on student enrollment and population. The number of students that attend our Campuses, the number of new enrollments during a fiscal period, student retention rates and general economic conditions impact student population. The introduction of new programs at certain campuses, improved advertising effectiveness and student retention have been significant factors of increased student population in prior years.

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

The Company had a reduction in enrollments in one clinical program at one campus due to state board programmatic provisional approval beginning with the second quarter of 2004. The Company received notification in May 2004 that the program would not be allowed to enroll additional students until yearly average minimum pass rates on the licensure examination for graduates were within acceptable levels as required by the state board. As a result the campus will not enroll students in the program without obtaining state board approval. The company believes that it has made appropriate changes to increase pass rates to an acceptable level. However, there can be no assurance that the state board will approve additional enrollments in the future and the board may require the Company to terminate the program. This change reduced potential enrollments by approximately 48 students in the second quarter, 48 in the third quarter, and 48 in the fourth quarter of 2004.

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

The Company classifies programs in three general categories clinical, core and other. Clinical programs (Surgical Technology, Respiratory Therapy, Radiologic Technology, and Practical/Vocational Nurse) are generally 12 to 15 months in length. The weekend Vocational Nursing program and Radiological Technician are longer, 18 and 24 months respectively. Clinical programs utilize clinical training that occurs in a hospital or medical facility. Core programs (Medical Assistant, Dental Assistant, Massage Therapy, Medical Office Management, and Insurance Coding and Billing Specialist) are generally 9 to 12 months in length and utilize an externship immediately prior to graduation. Externships occur in medical offices, dental offices, medical and dental clinics, medical facilities, and hospitals. The remaining programs are similar in nature to the core programs but are not currently offered in as many campuses as the core programs.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2003

Student enrollments increased 50 or .7% to 7,688 for the nine months ended September 30, 2004 compared to 7,638 in 2003. Six new programs were added in 2004 and accounted for 219 additional enrollments. Enrollments increased 145 as a result of two programs that were added in 2003. Enrollments decreased 96 at one campus due to a state board programmatic provisional approval (see discussion above). The remaining decrease of 218 was a result of reduced enrollments in programs that have been active for at least twelve months. The decline in enrollments in this category is due to increased competition in health care programs and the Company’s inability to convert new student inquiries into enrollments. The Company has changed its advertising mix and has increased leads from the internet while reducing reliance on television and newspaper leads. Admission Representatives require additional training to properly convert Internet leads into enrollments. Enrollments in clinical programs were 1,618 in 2004 compared to 1,503 in 2003. Enrollments in core and other programs were 6,070 in 2004 compared to 6,135 in 2003.

Student population decreased 2.7% to 6,097 at September 30, 2004 compared to 6,266 at September 30, 2003. Average student population for the nine months ending September 30, 2004 increased 6.1% to 6,101 compared to 5,750 for the same period in 2003.

Net income was $3,651,000 for the nine months ended September 30, 2004 compared to $4,785,000 in 2003. Profit decreased as expenses accelerated faster than revenue. The nine months ended September 30, 2004 included $131,000 of payroll expense related to one additional day of accrued payroll as compared to the same period in 2003. The first quarter of 2004 had one additional day of payroll compared to the prior year quarter. The second, third, and fourth quarters of 2004 have the same number of payroll days as the corresponding periods in 2003.

The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

Revenue increased 12.6% or $6,946,000 to $62,084,000 for the nine months ended September 30, 2004 compared to $55,138,000 for the same period in 2003. The revenue increased due to additional average student population and an approximate 6% tuition increase compared to 2003.

Instruction Costs and Services - increased 18.1% or $3,009,000 to $19,662,000 compared to $16,653,000 in 2003. The increase was primarily a result of increased salary expense compared to 2003. Salaries increased $2,559,000 due to higher wages and an increase in the number of staff compared to 2003. The Company had 44 additional full time equivalent (“FTE”) employees for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The Company has added additional instructional staff as the average population increased and also in anticipation of new programs. Wage expense paid for new programs prior to enrolling students was $168,000 for the nine months ended September 30, 2004. Textbooks, uniforms and classroom supplies accounted for the remaining increase.

Selling and Promotional -increased 19.5% or $1,389,000 to $8,499,000 compared to $7,110,000 in 2003. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2003. Salaries increased $334,000 or 12.2% compared to 2003. The increase is a result of increased salaries and approximately four additional FTE employees compared to 2003.

General and Administrative - increased 16.6% or $3,613,000 to $25,405,000 compared to $21,792,000 in 2003. Rent expense increased $750,000. The increase was primarily the result of campus expansions and an acceleration of the rent for the old Portland campus location. Five campuses were moved to new locations in 2003 and 2004 and additional space was leased at several campuses. Approximately 54,000 additional square feet was leased at September 30, 2004 compared to September 30, 2003. The Denver, Colorado Campus was moved to a new location during March 2004. The lease on the previous location expired July 31, 2004. The Company expensed the remaining lease liability of $103,000 for the old location in the first quarter of 2004. The Portland, Oregon campus moved to a new location in September 2004. The lease on the old location expires October 31, 2004. The Company paid rent for both the old and new location in September and expensed the remaining lease liability of $21,000 for the old location in September. Payroll increased $737,000 compared to 2003. Additional employees due to larger average student population, higher wages, and one additional day of payroll were factors in the increase. Depreciation expense increased $374,000 as capital expenditures increased during 2004. Capital expenditures were primarily related to leasehold improvements and new equipment for three campus moves and leasehold improvements and new equipment for transplanted programs. The Company has increased capital expenditures in the last two years in preparation of transplanting programs and moving campuses to new expanded facilities. Professional fees increased $350,000 due to regulatory filings and legal costs. Health insurance expense increased $246,000 due to increased claims, administrative expenses, and additional employees participating in the health plan. Employee procurement increased $307,000 as expenses increased for the cost of new hires. Outside services increased $171,000 compared to 2003. The primary factor related to this increase is $90,000 related to Sarbanes-Oxley Section 404 compliance. The Company also experienced increased expenses in several other categories as average student population increased 6.1%.

Provision for Uncollectible Accounts - increased $789,000 to $2,673,000 compared to $1,884,000 in 2003. Students that dropped from their program of study as a percentage of population increased to 6.2% in 2004 from 5.6% at September 30, 2003. Accounts receivable due from dropped students are generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods. Accounts receivable due from dropped students increased $506,000 to $2,692,000 at September 30, 2004 compared to $2,186,000 at September 30, 2003.

Interest and Other Non-Operating Income - increased to $140,000 for the nine months ended September 30, 2004 compared to $137,000 in 2003. The Company maintains its cash and temporary investments in short-term highly liquid accounts including CD’s and money markets.

Interest Expense - was $24,000 for the nine months ended September 30, 2003. The Company’s subordinated debt was eliminated in February 2003 and the Company was no longer required to make interest payments after that date. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes - a tax provision of $2,334,000 or 39.0% of pretax income was recorded for the nine months ended September 30, 2004 compared to $3,027,000 or 38.7% in 2003.

    EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 5,986,000 in 2004 from 5,861,000 in 2003. Common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.61 in 2004 compared with $.82 in 2003. Diluted weighted average common shares outstanding increased to 6,343,000 in 2004 from 6,275,000 in 2003. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.58 for the nine months ended September 30, 2004 compared with $.76 for 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2003

Student enrollments decreased 113 or 3.8% to 2,859 for the three months ended September 30, 2004 compared to 2,972 in 2003. Six programs were added to Campuses in 2004 and accounted for 120 enrollments. Enrollments increased 24 as a result of one program that was added in the last quarter of 2003. Enrollments decreased 48 at one Campus due to a state board programmatic provisional approval. The remaining decrease of 209 enrollments was a result of decreased enrollments in current programs. The Company had 671 enrollments in clinical programs in 2004 compared to 553 in 2003. Enrollments in core and other programs were 2,188 in 2004 compared to 2,419 in 2003. Student population decreased 2.7% to 6,097 at September 30, 2004 compared to 6,266 at September 30, 2003. Average student population for the three months ending September 30, 2004 decreased .5% to 6,031 compared to 6,061 for the same period in 2003.

Net income of $1,150,000 was recorded for the three months ended September 30, 2004 compared to $1,765,000 in 2003. Profit decreased as expenses accelerated at a faster rate than revenue.

The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

Revenue increased 6.0% or $1,194,000 to $21,082,000 for the three months ended September 30, 2004 compared to $19,888,000 for the same period in 2003. Revenue increased due to a tuition increase of approximately 6%.

Instruction Costs and Services - increased 11.5% or $699,000 to $6,755,000 compared to $6,056,000 in 2003. The increase was a result of increased salary expense compared to 2003. Salaries increased $798,000 due to higher wages and an increase in the number of staff compared to 2003. The Company employed 37 additional FTE employees for the quarter ended September 30, 2004 compared to the quarter ended September 30 2003. The Company has added additional instructional staff in anticipation of program transplants. Wage expenses paid for new programs prior to enrolling students was $38,000 for the quarter ended September 30, 2004. Textbooks, uniforms, and classroom supplies accounted for the off-setting decrease.

Selling and Promotional -increased 14.7% or $389,000 to $3,043,000 compared to $2,654,000 in 2003. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2003. Salaries increased $93,000 or 9.9% compared to 2003.

General and Administrative - increased 13.1% or $984,000 to $8,511,000 compared to $7,527,000 in 2003. Rent expense increased $131,000. The increase was the result of normal rent increases, campus expansions, and an acceleration of the rent for the old Portland campus location. The Portland, Oregon campus moved to a new location in September 2004. The lease on the old location expires October 31, 2004. The Company expensed rent for both the old and new location in September and expensed the remaining lease liability of $21,000 for the old location in September. Payroll increased $178,000 compared to 2003. Depreciation expense increased $137,000 as capital expenditures increased during 2004. Capital expenditures were primarily related to leasehold improvements and new equipment for three campus moves and for transplanted programs. The Company has increased capital expenditures in the last two years in preparation of transplanting programs and moving campuses to new expanded facilities. Employee procurement increased $171,000 due to hiring additional employees. Professional fees increased $161,000 due to regulatory filings and legal costs. Outside services increased $177,000 compared to 2003. Significant factors related to this increase are costs related to Sarbanes-Oxley compliance.

Provision for Uncollectible Accounts - increased $136,000 to $939,000 compared to $803,000 in 2003. Students that dropped from their program of study as a percentage of population increased to 6.2% in 2004 from 5.5% at September 30, 2003. Accounts receivable due from dropped students are generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods.

Interest and Other Non-Operating Income - increased to $50,000 for the quarter ended September 30, 2004 compared to $45,000 in 2003. The Company maintains its cash and temporary investments in short term highly liquid accounts including CD’s and money markets.

Interest Expense -The Company’s subordinated debt was eliminated in February 2003 and the Company was no longer required to make interest payments after that date. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes - a tax provision of $734,000 or 39.0% of pretax income was recorded for the quarter ended September 30, 2004 compared to $1,128,000 or 39.0% in 2003.

EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 5,984,000 in 2004 from 5,877,000 in 2003. Common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.19 in 2004 compared with $.30 in 2003. Diluted weighted average common shares outstanding decreased to 6,271,000 in 2004 from 6,318,000 in 2003. The average common shares decreased due to stock options not yet exercised. Diluted income per share was $.18 for the quarter ended September 30, 2004 compared with $.28 for 2003.

Liquidity and Capital Resources

Credit Facility

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City in 1997. The amount available under the facility is offset by the letter of credit discussed below. As a result, $2,882,000 was available under the facility at September 30, 2004. This facility is due to expire on April 30, 2005 and the Company currently plans to let the facility expire since the Company currently does not anticipate a use for the facility. However, the Company currently maintains a large cash and temporary investment balance and may not renew this facility in the future. Funds borrowed under this facility, if any, will be used for general corporate purposes. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of subordinated debt plus consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company is currently in compliance with this agreement. The Company has not borrowed any funds under this facility.

On October 2, 2004, a $118,000 letter of credit as security for a lease on the Garden Grove, California location expired.

Other
The Company entered into a $367,000 letter of credit with Commerce Bank in March 2004. The letter of credit is used to secure workers compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2005. The letter of credit is secured by certificates of deposit in the same amount that expire on March 31, 2005.

The Company changed its workers compensation insurance plan from a guaranteed cost plan to a high deductible plan effective April 1, 2004. The high deductible plan requires the Company to pay all workers compensation claims for the plan year as they are incurred up to certain limits in addition to a premium paid to the insurance carrier for claims processing and administrative costs. The Company will pay individual claims up to $250,000 with an annual aggregate deductible of $1,250,000. The previous plan required the Company to pay premiums to its insurance carrier for all estimated costs of the workers compensation insurance with the carrier assuming all risk for individual claims with no deductible. The Company believes that by assuming the risk associated with the new plan that it will reduce the overall cost associated with workers compensation insurance for current and future periods. The Company’s workers compensation claims for any of the prior four years have not exceeded $367,000 and in most years have been significantly below this amount.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of  September 30, 2004:

Year Ending December 31,	Facility Operating Leases	Other Operating Lease	Capital Asset Obligations	Purchase Obligations
2004 (remainder of year)	$1,248,000	$4,000	$372,000	$211,000
2005	5,109,000	8,000	---	101,000
2006	4,862,000	---	---	45,000
2007	4,562,000	---	---	---
2008	4,295,000	---	---	---
Thereafter	24,056,000	---	---	---
Total	$44,132,000	$12,000	$372,000	$357,000

Facility operating leases consist of the Company rental agreements for its building and office space rentals.

The other operating lease is for the Chief Executive Officer’s automobile.

Capital asset obligations consist of contracts for leasehold improvements at the Lauderdale Lakes, Florida Campus and leasehold improvements and furniture for the Portland, Oregon campus move which moved to a new facility in September 2004. In the fourth quarter, the Company will be reimbursed approximately $350,000 of the $372,000 in capital asset obligations stated above for leasehold improvements to the Lauderdale Lakes, Florida and Portland, Oregon campuses.

Purchase obligations consist of outstanding purchase orders and commitments for telecommunications and copier contracts.

Cash Flows and Other
Cash provided by operating activities was $6,666,000 in for the nine months ended September 30, 2004 compared with $8,093,000 in 20012003. Cash flows from operating activities increaseddecreased primarily due to a decrease in net income of $1,134,000.
an increase in net income of $974,000, offset by an increase in accounts receivable, net of deferred revenue and the provision for uncollectible accounts, of $1,041,000.
Cash used in investing activities was $1,3914,862,000 for the nine months ended September 30, 2004 compared to $130,2,214,000 in 20031. Capital expenditures increased $1,333,000 in 2004 compared to 2003. The Company purchased $1,298,000 in short term investments in 2004 compared to a minimal change in short-term investments during 2003. Capital expenditures increased as the Company moved three campuses during 2004. Capital expenditures for the three campuses were approximately $2,460,000. The remaining capital expenditures were for leasehold improvements and computers at current locations.

Cash used by financing activities was $426,000 for the nine months ended September 30, 2004 compared with cash used of $108,000 in 2003. The primary difference was the result of dividends paid in 2003 and treasury stock purchased in 2004. The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock, including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of the Preferred Stock. In addition, the Company purchased $580,000 of treasury stock in 2004 compared to $35,000 in 2003.

The Company’s Board of Directors approved a 500,000 shares repurchase program in August 2000. As of September 30, 2004, the Company had purchased a total of 319,435 shares at an average price of $5.24 pursuant to the plan. The Company purchased 40,500 shares at an average price of $14.32 per share in the third quarter of 2004. The share repurchase plan remains in effect.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of September 30, 2004, 76,000 shares remain available to be granted with the 1998, 2000, 2002, and 2003 option plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificate of deposits and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from .75% to 2.75% at September 30, 2004. As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s exposure to fluctuations in the interest rates for its’ money market accounts and certificates of deposit are minimal.

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

Item 2.    Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under this Program
July 1, 2004 - July 31, 2004	----	----	----	210,065
August 1, 2004- August 31, 2004	26,300	$13.88	26,300	194,765
September 1, 2004 - September 30, 2004	14,200	$15.13	14,200	180,565
Total	40,500		40,500

(1)	On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. As of September 30, 2004, the Company had acquired 319,435 shares at an average price of $5.24.

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders--None

Item 5.            Other Information- None

Item 6.    Exhibits and Reports on Form 8-K

A)	3-1	Restated Certificate of Incorporation of the Corporation, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).

3-1	Amended and Restated Bylaws of the Corporation (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).

11     Computation of per share earnings.

31-1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)	The Company filed a report on Form 8-K dated August 3, 2004, furnishing under Item 12 and Item 7 a press release reporting the Company’s results of operations for six months ended June 30, 2004.

The Company filed a report on Form 8-K dated September 22, 2004, furnishing under Item 7 a press release reporting its’ participation in the Think Equity Partners annual growth conference on September 23, 2004.

The Company filed a report on Form 8-K dated October 5, 2004, furnishing under Item 5 a press release announcing Dean Brownhill being named to the position of Vice President of Campus Operations.

The Company filed a report on Form 8-K dated October 28, 2004, furnishing under 2.02 a press release reporting the Company’s results of operations for nine months ended September 30, 2004 and updated revenue and earnings guidance for 2004.

(The remainder of this page was left intentionally blank.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORDE CAREER COLLEGES, INC.

DATED: October 28, 2004
            By:    /s/ Jack L. Brozman
 Jack L. Brozman, Chief Executive Officer

By:   /s/ Paul R. Gardner
 Paul R. Gardner, Chief Financial Officer

(The remainder of this page was left intentionally blank.)

(EXHIBIT 11)
CONCORDE CAREER COLLEGES, INC.
COMPUTATION OF PER SHARE EARNINGS

	Basic EPS Nine Months Ended September 30,		Diluted EPS Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding	5,986,000	5,861,000	5,986,000	5,861,000
Options			357,000	414,000
Adjusted weighted average shares	5,986,000	5,861,000	6,343,000	6,275,000

Net income available to common shareholders	$3,651,000	$4,785,000	$3,651,000	$4,785,000
Net income per share	$.61	$.82	$.58	$.76

	Basic EPS Three Months Ended September 30,		Diluted EPS Three Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding	5,984,000	5,877,000	5,984,000	5,877,000
Options			287,000	441,000
Adjusted weighted average shares	5,984,000	5,877,000	6,271,000	6,318,000

Net income available to common shareholders	$1,150,000	$1,765,000	$1,150,000	$1,765,000
Net income per share	$.19	$.30	$.18	$.28

(EXHIBIT 31-1)
CONCORDE CAREER COLLEGES, INC.
CEO CERTIFICATION
ADOPTED AS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Jack L. Brozman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Concorde Career Colleges, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have for the registrant and we have;:

a)	designed Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 28, 2004

/s/ Jack L. Brozman
Jack L. Brozman, Chief Executive Officer

(EXHIBIT 31-2)
CONCORDE CAREER COLLEGES, INC.
CFO CERTIFICATION
ADOPTED AS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Paul R. Gardner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Concorde Career Colleges, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e));

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 28, 2004

/s/ Paul R. Gardner
Paul R. Gardner, Vice President, Chief Financial Officer

(EXHIBIT 32-1)
CONCORDE CAREER COLLEGES, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Concorde Career Colleges, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack L. Brozman, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack L. Brozman
Jack L. Brozman, Chief Executive Officer
Concorde Career Colleges, Inc.
October 28, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Concorde Career Colleges, Inc. and will be retained by Concorde Career Colleges, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

(EXHIBIT 32-2)
CONCORDE CAREER COLLEGES, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Concorde Career Colleges, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul R. Gardner, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(4)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul R. Gardner
Paul R. Gardner, Chief Financial Officer
Concorde Career Colleges, Inc.
October 28, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Concorde Career Colleges, Inc. and will be retained by Concorde Career Colleges, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

