Form 10-K
period 2004-12-31
CONCORDE CAREER COLLEGES INC
filed 2005-03-15
CIK 832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

(1) Yes [ X ] No [ ] (2) Yes [ X ] No [ ] (3) Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate the number of outstanding shares of the Registrant’s Common Stock, as of March 8, 2005:
5,977,908 Shares of Common Stock, $.10 par value
The aggregate market value of Voting Securities (including Common Stock and Class B Voting Convertible Preferred Stock), held by non-affiliates of the Registrant was approximately $53,995,993 as of March 8, 2005. Part III incorporates information by reference to the Registrant’s definitive proxy statement for Annual Meeting of Stockholders to be held May 26, 2005.

CONCORDE CAREER COLLEGES, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2004

Item	Index	Page
	Introduction and Note on Forward Looking Statements	I-1
PART I
1.	Business	I-1
2.	Properties	I-11
3.	Legal Proceedings	I-11
4.	Submission of Matters to a Vote of Security Holders	I-11
PART II
5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	II-1

6.	Selected Financial Data	II-2

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II-3

7a.	Quantitative and Qualitative Disclosures about Market Risk	II-14

8.	Financial Statements and Supplementary Data	II-15

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-34

9a.	Controls and Procedures	II-34

9b.	Other Information	II-34

PART III
10.	Directors and Executive Officers of the Registrant	III-1

11.	Executive Compensation	III-1

12.	Security Ownership of Certain Beneficial Owners and Management	III-1

13.	Certain Relationships and Related Transactions	III-1

14.	Principal Accountant Fees and Services	III-1

PART IV

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

Also see Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Trends and Recent Events, and Liquidity and Capital Resources.”

Documents Incorporated By Reference

Portions of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs in the allied health field. The Company serves the segment of population seeking to acquire a career-oriented education. The Campuses generally enjoy long operating histories and strong franchise value in their local markets. As of December 31, 2004, the Company operated Campuses at 12 locations in seven states (the “Campuses”).

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

Available Information on Website

The Company’s website is located at http://www.concorde.edu. The Company’s filings are all placed on the Company’s website within a reasonable time after the filing is completed with the SEC.

The Campuses

The Company’s twelve Campuses are located in the following cities: North Hollywood, Garden Grove, San Bernardino, and San Diego, California; Aurora, Colorado; Lauderdale Lakes, Jacksonville, and Tampa, Florida; Kansas City, Missouri; Portland, Oregon; Memphis, Tennessee; and Arlington, Texas. The Company has designated each Campus except Memphis, as a “Concorde Career Institute,” to increase name recognition. The Memphis, Tennessee Campus has been designated as “Concorde Career College.”

Part I - p1

Programs of Study

The Company's programs of study are intended to provide students with the requisite knowledge and job skills for the positions in their chosen career. The programs are Vocational/Practical Nursing, Respiratory Therapist, Advanced Respiratory Therapist, Surgical Technician, Pharmacy Technician, Radiology Technician, Medical Administrative Assistant, Medical Office Professional, Medical Assistant, Insurance Coding and Billing Specialist, Dental Assistant, Patient Care Technician, and Massage Therapy. Program offerings vary by Campus. The Garden Grove, San Bernardino, Kansas City, North Hollywood and Memphis Campuses offer selected associate degree programs. Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses/programs, including Limited X-Ray, Expanded Duties for Dental Assistants, Clinical Assistant, Patient Care Assistant, Home Health Aide, and various certification test preparations in allied health occupations.

The Company’s five largest programs represented approximately 80% of the student population at December 31, 2004. The programs and their percentage of the student population at December 31, 2004 are Medical Assistant 31%, Vocational Nursing/Practical Nursing 18%, Dental Assistant 16%, Insurance Coding and Billing Specialist 13%, and Surgical Technology/Technologist 4%. Each of the remaining programs represented less than 4% of the student population.

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

Core programs (Medical Assistant, Dental Assistant, Massage Therapy, Medical Office Professional, Patient Care Technician, Pharmacy Technician, Patient Care Assistant, Health Unit Coordinator, and Insurance Coding and Billing Specialist) are generally 9 to 12 months in length and utilize an externship immediately prior to graduation. Externships occur in medical offices, dental offices, medical and dental clinics, medical facilities, and hospitals.

Program advisory committees provide ideas, evaluate and recommend improvements to the curriculum for each program. Advisory committees meet twice a year and are comprised of local industry and business professionals. Advisory committee members provide valuable input regarding changes in the program and suggest new technologies and other factors that may enhance curriculum.

Recruitment and Admissions

A typical student is either: (i) unemployed and enrolls to learn new skills and obtain employment or (ii) underemployed and enrolls to acquire new skills or to update existing skills to increase his/her earning capacity. Students are recruited through advertising in various media, including television, newspapers, Internet, and direct mail. Management estimates that approximately 38% of all enrollments during 2004 were the result of referrals from students and graduates. Referrals accounted for approximately 37% of enrollment during 2003.

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

Part I - p2

The Company had 5,148 students in attendance at the Campuses at December 31, 2004 compared to 5,732 at December 31, 2003.

Student Retention
The Company strives to help students complete their program of study through admissions screening, financial planning and student services. Each Campus has at least one staff member whose function is to provide student services concerning academic and personal problems that might disrupt or result in a premature end to a student’s studies. Programs of study are offered in the morning, afternoon, and evening to meet the students’ scheduling needs. Campuses do not offer all programs at all times. The Vocational Nursing Program and a few other programs are offered on a limited basis during weekends at some Campuses.

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

The President and Chief Executive Officer (the “CEO”) is responsible for the overall performance of the Campuses. Reporting to him are the following Vice Presidents: Chief Financial Officer, Human Resources; Campus Operations; Marketing and Strategic Development; Academic Affairs; and Compliance.

The Company changed its organizational structure during the fourth quarter of 2004 and created a regional structure designed to provide focused support to campuses. Four new positions were created: Vice President of Campus Operations, Regional Director of Operations - Eastern Region, Regional Director of Operations - Western Region and Regional Admissions Director.

The Company maintains a strict focus on compliance in all areas of campus management. Campuses are divided into two divisions, East and West reporting to their respective Regional Director of Operations. In addition, the Company utilizes a variety of staff to review, train and support Campus programs and personnel. These include admissions staff (regional and national), nursing directors and specialists, internal compliance staff, financial aid specialists, and academic specialists. Other corporate staff are utilized to train and supplement Campus staff when needed.

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

Accreditation and Licensing

The Company and its campuses are subject to numerous regulations including oversight, approvals and licensing by the Department of Education, accrediting agencies, state education bodies and program specific agencies. ED authorizes legislation regarding student loans, grants and other funding. In addition, ED approves accrediting agencies and conducts periodic compliance reviews of institutions. Accrediting agencies verify that institutions meet specific standards established by the respective agency including completion and placement rates. State education bodies approve institutions eligibility to operate in their state, process student complaints and provide oversight concerning state education regulations. Program specific agencies provide oversight and approval for certain programs such as Vocational / Practical Nursing, Respiratory Therapy, Radiologic Technology, and Surgical Technologist.

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

Part I - p3

The qualifications of faculty members are regulated by applicable accreditation associations and / or agencies. Faculty members teaching certain curriculum must meet standards set by applicable state licensing laws.

Each Campus is licensed as an educational institution under applicable state and local laws, and is subject to a variety of state and local regulations. These regulations may include approval of the curriculum, faculty and general operations.

Financing Student Education

Tuition and other ancillary fees vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $6,000 to $25,000.

Most students attending the Campuses utilize federal government grants and / or the Federal Family Education Loan programs available under the Higher Education Act of 1965 (“HEA”), and various programs administered thereunder to finance their tuition.

Each Campus has at least one financial aid officer to assist students in preparing applications for federal grants and federal loans. Management estimates that during 2004, 79% of cash receipts were derived from funds obtained by students through these programs.

Currently, each Campus is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant (Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan, Federal Parent Loan for Undergraduate Students (PLUS), Federal Subsidized Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans benefits. Also, some students are eligible for assistance under the Department of Labor's Workforce Investment Act.

The states of California, Colorado, Tennessee, Florida, Oregon, and Texas each offer state grants to students enrolled in educational programs of the type offered by the Campuses. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs.

Students principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans (FFELs) also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. Federal Subsidized Stafford Loans are need based and awarded annually to students studying at least half time at an approved postsecondary educational institution. The maximum Pell Grant a student may receive for the 2004-2005 award year is $4,050. The amount a student actually receives is based on a federal regulatory formula devised by ED. The Company received 26.9% or $21,070,000 of its cash receipts from Pell Grants in 2004 compared to 29.3% or $21,643,000 in 2003.

FFELs are low interest federal student loans provided by banks and other lending institutions, the repayment of which is fully guaranteed as to principal and interest by the federal government through a guarantee agency. The student pays no interest on a Subsidized Stafford Loan while in school and for a grace period (up to six months); on unsubsidized loans, interest accrues but is capitalized and added to the principal. Parents of dependent students can receive PLUS loans. There is no interest subsidy for PLUS loans. The parent borrower is responsible for all interest that accrues on the loan while the student is in school. For both subsidized and unsubsidized loans, students do not need to begin payment until expiration of a six-month grace period following last day of attendance. After such time, repayment is required in monthly installments, with a variable interest rate. Lenders making subsidized FFELs receive interest subsidies during the term of the loan from the federal government, which also pays all interest on these FFELs while the student attends school and during the grace period. In the event of default, all FFELs are fully guaranteed as to principal and interest by state or private guarantee agencies which, in turn, are reimbursed by the federal government according to the guarantee agency reinsurance provisions contained in the HEA.

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

Part I - p4

One of ED’s principal criteria for assessing a Campus’s eligibility to participate in student loan programs is the cohort default rate threshold percentage requirements (the “Cohort Default Rate”) enacted in the Student Loan Default Prevention Initiative Act of 1990. The regulations apply to the FFEL and Federal Perkins Loan Program loans. Cohort Default Rates are calculated by the Secretary of Education and are designed to reflect the percentage of former students entering repayment in the cohort year, the fiscal year of the federal government - October 1 to September 30, who default on their loans during that year or the following cohort year. This calculation includes only those defaulted loans on which federal guaranty claims have been paid. A Campus may request that a defaulted loan be removed from the calculation if the Campus can demonstrate that the loan was improperly serviced and collected under guidelines established in ED’s regulations. A loan that is included in the default rate calculation may be subsequently paid by the student, but is not removed from the cohort calculation.

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

The following table sets forth the 2003, 2002, and 2001 cohort default rates for each of the Campuses.

	Cohort Default Rates				Cohort Default Rates
Campus	2003(1)	2002	2001		2003(1)	2002	2001
Garden Grove, CA	6.3	9.7	8.6	North Hollywood, CA	6.1	7.5	10.9
Denver, CO	7.2	4.6	14.5	Portland, OR	2.4	4.7	4.8
Jacksonville, FL	6.1	7.8	4.8	San Bernardino, CA	7.7	16.2	16.0
Kansas City, MO	7.9	5.8	5.2	San Diego, CA	8.8	8.2	10.9
Lauderdale Lakes, FL	5.0	8.8	14.1	Tampa, FL	6.9	9.4	11.6
Memphis TN	5.1	6.0	13.4	Arlington, TX (2)	0.0	7.1

(1)	Preliminary rates received February 2005. These rates are subject to change and may not be reflective of the final rates for 2003.

(2)	The Arlington Campus began participating in the FFEL program in July 2001. Their first cohort year was October 1, 2001 to September 30, 2002.

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

Part I - p5

The Company had four programs that were placed on Outcomes Reporting by their accreditation association. The programs are being monitored for completion rates, placement rates, or both. The Campuses are addressing the issues associated with the Outcomes issues. The Company does not believe that Outcomes Reporting on the four programs will have a material impact on the results of operations.

Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. Congress has delayed the reauthorization scheduled for October 1, 2004. The Company does not believe the reauthorization will have a material financial impact on the Company when it is completed. However, there has been recent negative publicity regarding for profit post secondary schools that may impact reauthorization. The 1998 reauthorization has been extended until the 2004 reauthorization is completed. The 1998 HEA reauthorization imposed a limit on the amount of Title IV funds a withdrawing student can use to pay their education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment / payment period. The institution must refund to the appropriate lenders or Title IV Programs any Title IV funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment / payment period. Under this HEA requirement, students are obligated to the Company for education costs that the students can no longer pay with Title IV funds. The Company implemented this requirement on October 7, 2000 as required by regulation. The Company monitors the increase in accounts receivable from students and its impact on the Company’s results of operations, financial condition and cash flows. The Company’s provision for uncollectible accounts has increased as a result of this regulation.

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

The Company’s composite score was 2.0, 2.7, and 2.8 in 2002, 2003, and 2004, respectively.

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

Congress temporarily extended the HEA reauthorization which was set to expire September 30, 2004. The reauthorization is currently being discussed and the Company is not aware of any changes that may be made during reauthorization that will have a material financial impact on the Company. However, there can be no assurance of the impact of new regulations or requirements from reauthorization. A change was implemented by ED in December 2004 reducing certain students Pell Grant eligibility. The Company does not believe this change will have a material impact on its student’s ability to fund their education.

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

Employees

As of December 31, 2004, the Company had approximately 950 full and part-time employees, of which approximately 500 were faculty members. The Company had 330 management and administrative staff members employed at the Campuses and 54 employed at corporate headquarters. The remaining 66 employees are admissions personnel.

Management and supervisory members of both the administrative staff and administrative faculty are salaried. All other faculty and employees are paid on an hourly basis. The Company employs full-time, part-time, and on a substitute or on-call basis. The Company does not have an agreement with any labor union representing its employees and has not been the subject of any union organization efforts.

Part I - p6

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

The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, the Company’s students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the HEA. The Company received approximately 79% of cash receipts from such funds for the year ended December 31, 2004. To participate in such programs, an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the ED, and certification by the ED. As a result, the Company’s Campuses are subject to extensive regulation by these agencies that, among other things, requires the Company to:

♦	undertake steps to assure that the students at each of our Campuses do not default on federally guaranteed or funded student loans at a rate of 25% or more for three consecutive years;

♦	limit the percentage of revenues derived at each Campus from federal student financial aid programs to less than 90%;

♦	adhere to financial responsibility and administrative capability standards;

♦	prohibit the payment of incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid; and

♦	achieve stringent completion and placement outcomes for short-term programs.

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

The U.S. Congress regularly reviews and revises the laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. Congress must reauthorize HEA approximately every six years. The most recent reauthorization occurred in 1998 and reauthorized the HEA until September 30, 2004 which was temporarily extended. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of the Company’s Campuses or students to participate in these programs could have a material adverse effect on the Company’s business, results of operations or financial condition. Legislative action may also increase the Company’s administrative costs and burden and require the Company to modify the Company’s practices in order for the Company’s Campuses to comply fully with applicable requirements, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

Part I - p7

Congress is currently reviewing the current HEA reauthorization which expired September 30, 2004 but was temporarily extended. The Company is not aware of any changes that may be made during reauthorization that will have a material financial impact on the Company. However, there has been recent negative publicity regarding for profit post secondary schools that may impact reauthorization and there can be no assurance of the impact of the new regulations or requirements from reauthorization.

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

A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year (the “90/10” Regulation). If any of the Company’s Campuses, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company received approximately $62,034,000 from federal student financial aid programs during 2004, representing 79% of the total cash received on FFEL eligible programs. Individual campuses 90/10 rates ranged from a low of 66.7% to a high of 87.5 % in 2004.

If the Company fails to demonstrate “administrative capability” to the ED, the Company’s business could suffer.

ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in federal student financial aid programs. These criteria require, among other things, that the institution:

comply with all applicable federal student financial aid regulations;

♦	have capable and sufficient personnel to administer the federal student financial aid programs;

♦	provide financial aid counseling to its students; and

♦	submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, the ED may:

♦	require the repayment of federal student financial aid funds;

♦	transfer the institution from the “advance” system of payment of federal student financial aid funds to the “reimbursement” system of payment or cash monitoring;

♦	place the institution on provisional certification status; or

♦	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

Should one or more of the Company’s Campuses be limited in their access to, or lose, federal student financial aid funds due to their failure to demonstrate administrative capability, the Company’s business could be materially adversely affected.

Part I - p8

If the company fails to meet programmatic accreditation regulations, the Company could lose its eligibility to enroll students in these programs.

The company has several programs that require additional regulation by specific state boards or national organizations. The Vocational Nursing, Respiratory Therapy, Surgical Technologist and Radiography programs must follow rules and guidelines of the State Boards of Nursing, Commission on Accreditation of Allied Health Education Programs, Joint Review Committee on Education in Radiologic Technology and the Committee on Accreditation for Respiratory Care. If these programs do not adhere to these more stringent rules the programs could lose their eligibility to enroll students.

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

If there is a change in ownership, the Company may lose their ability to participate in federal student financial aid programs.

The ED, applicable state education agencies or applicable accrediting agencies may consider other transactions or events to constitute a change of control of the Company. Some of these transactions or events, such as a significant acquisition or disposition of the Company’s common stock, may be beyond the Company’s control and the Company could lose its ability to participate in federal student financial aid and programs.

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

Part I - p9

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

The exercise of substantial amounts of options or registration of common stock or the perception that such sales might occur could cause the market price of the Company’s Common Stock to decline. On December 31, 2004, the Company had 5,970,755 shares of the Company’s Common Stock outstanding. As of December 31, 2004, options to purchase 702,418 shares of the Company’s Common Stock were outstanding, of which 266,504 were exercisable as of such date at an average exercise price of $5.01. This concentration of stock options, relative to the amount of Common Stock outstanding, if exercised, will have a dilutive effect on the Company’s earnings per share which could adversely affect the market price of the Company’s Common Stock. From time to time, the Company may issue additional options to the Company’s employees under the Company’s existing stock option plan and under any new plans the Company may adopt.

A number of the Company’s shares of common stock have been registered and are eligible for future sale which could impact the Company’s stock price.

The Company filed a Registration Statement on Form S-3 to register 1,286,765 shares of common stock. The Registration Statement was effective March 26, 2004. The Company received no funds as a result of the registration. The Company registered the 1,286,765 shares of Common Stock that were issued to Cahill-Warnock pursuant to the exercise of the warrants and new debentures that were cancelled, effective February 19, 2003. This concentration of stock relative to the amount of Common Stock outstanding, if sold could have a material impact on the market price of the Company’s Common Stock.

If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting, this would harm the Company’s business and the trading price of the Company’s stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, the Company’s operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock.

Part I - p10

Item 2. Properties

The Company’s corporate office is located in Mission, Kansas. All Company buildings and facilities are leased.

The Company purchased a parcel of land to construct a parking lot for the Tampa Campus in December 2002. The land and improvements are recorded on the balance sheet at its purchase price of $391,000.

The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 2004:

Locations	Square Footage	Expiration(1)
Garden Grove, CA	25,931	9-30-14
North Hollywood, CA	35,155	7-31-11
San Bernardino, CA	32,192	4-26-13
San Diego, CA	25,160	12-31-18
Denver, CO .	29,499	12-31-13
Lauderdale Lakes, FL	25,838	5-31-07
Jacksonville, FL	25,049	7-31-09
Tampa, FL	23,750	1-31-17
Kansas City, MO	24,214	2-28-06
Portland, OR	30,530	8-31-19
Mission, KS (Corporate Office)	14,384	7-31-06
Memphis, TN.	40,377	8-31-14
Arlington, Texas	26,639	6-30-13

(1)	Several of the leases provide renewal options, although renewals may be at increased rental rates.

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

Item 4. Submission of Matters to a Vote of Security Holders. - None

(The remainder of this page was left blank intentionally.)

Part I - p11

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

2004	High	Low
First Quarter	$27.75	$21.75
Second Quarter	$25.70	$14.60
Third Quarter	$17.39	$13.42
Fourth Quarter	$20.27	$14.87

2003	High	Low
First Quarter	$16.00	$12.21
Second Quarter	$23.87	$15.94
Third Quarter	$24.05	$19.60
Fourth Quarter	$26.98	$20.02

2002	High	Low
First Quarter	$7.80	$6.30
Second Quarter	$9.00	$7.15
Third Quarter	$10.78	$7.90
Fourth Quarter	$13.45	$10.35

There were 198 shareholders of record of Common Stock at December 31, 2004.

On March 4, 2005, the bid and asked prices of the Company’s Common Stock on the NASDAQ SmallCap Market were $17.16 and $17.84 per share, respectively.

The Company has never paid cash dividends on its common stock. Management currently anticipates retaining future earnings to finance internal growth and potential acquisitions. Payment of common stock dividends in the future will depend upon the Company’s earnings and financial condition and various other factors the Company’s Board of Directors (“Board”) may deem appropriate at the time.

The following table lists the Company’s treasury stock purchases in the fourth quarter of 2004 and the remaining shares that may be purchased.

Issuer Purchases of Equity Securities:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under this Program
October 1, 2004 - October 31, 2004	13,900	$15.15	13,900	166,665
November 1, 2004- November 30, 2004	2,400	$15.32	2,400	664,265
December 1, 2004 - December 31, 2004	----	----	----	664,265
Total	16,300		16,300

(1)
On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. On November 2, 2004, the Company announced that the Board of Director’s increased the stock repurchase authorization by an additional 500,000 shares which increased the plan to a total of 1,000,000 shares. As of December 31, 2004, the Company acquired 335,735 shares at an average price of $5.73.

In 2001 and 2002, the Company awarded its Board Members options to purchase shares of the Company’s stock. The granting of these options was not voted on by the Company’s Shareholders. These options were issued under a non-qualified stock option agreement and the market value on the date of the grant equaled the exercise price. The Company issued 12,500 options in 2001 at an exercise price of $4.50, 15,000 options in 2002 at an exercise price of $8.60, and 5,000 options in 2002 at an exercise price of $11.00.

Part II - p1

Equity Compensation Plan Information for the year ended December 31, 2004

The following table is information related to the Employee Stock Option Plan. Equity Compensation Plans not approved by security holders are options given to the Board.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans not approved by security holders	31,668	$5.93	----
Equity compensation plans approved by security holders	670,750	10.62	7,800
Total	702,418	$ 10.41	7,800

The following securities have been sold by the Company within the past three years and were not registered under the Securities Act:

Pursuant to the exercise of options under the 1988, 1998, 2000, and 2002 Long Term Executive Compensation Plans, the Company sold the following: on November 1, 2002, 2,000 shares of its common stock to an employee at a price of $1.35 per share and for a total aggregate consideration of $2,700; on December 31, 2002, 2,500 shares of its common stock to an employee at a price of $1.02 per share and for a total aggregate consideration of $2,550; on September 9, 2003, 12,000 shares of its common stock to an employee at a price of $1.00 per share and for a total aggregate consideration of $12,000; on September 11, 2003, 6,000 shares of its common stock to an employee at a price of $1.00 per share and for a total aggregate consideration of $6,000 and 5,000 shares of its common stock to an employee at a price of $1.02 per share and for a total aggregate consideration of $5,100; on October 10, 2003, 7,500 shares of its common stock to an employee at a price of $1.26 per share and for a total aggregate consideration of $9,450; on November 3, 2003, 7,500 shares of its common stock to an employee at a price of $1.02 per share and for a total aggregate consideration of $7,650; on December 23, 2003, 400 shares of its common stock to an employee at the price of $11.45 per share and for a total aggregate consideration of $4,580; on January 9, 2004, 20,000 shares of its common stock to an employee at a price of $1.10 per share and for a total aggregate consideration of $22,000; on February 9, 2004, 500 shares of its common stock to an employee at a price of $5.14 per share and for a total aggregate consideration of $2,570; on February 17, 2004, 400 shares of its common stock to an employee at a price of $11.45 per share and for a total aggregate consideration of $4,580; on February 17, 2004, 850 shares of its common stock to an employee at a price of $2.26 per share and for a total aggregate consideration of $1,921; on March 24, 2004, 400 shares of its common stock to an employee at a price of $11.45 per share and for a total aggregate consideration of $4,580; on March 24, 2004, 500 shares of its common stock to an employee at a price of $2.26 per share and for a total aggregate consideration of $1,130; on March 24, 2004, 600 shares of its common stock to an employee at a price of $8.65 per share and for a total aggregate consideration of $5,190; on March 30, 2004, 250 shares of its common stock to an employee at a price of $2.26 per share and for a total aggregate consideration of $565; on March 30, 3004, 300 shares of its common stock to an employee at a price of $11.45 per share and for a total aggregate consideration of $3,435; and on March 31, 2004, 300 shares of its common stock to an employee at a price of $1.00 per share and for a total aggregate consideration of $300.

Pursuant to the exercise of options under certain Non-Qualified Stock Option Agreements, the Company sold the following: on April 30, 2002, 4,167 shares of its common stock to a director at the price of $4.50 per share and for a total aggregate consideration of $18,751.50; on December 12, 2003, 5,000 shares of its common stock to a director at the price of $8.60 per share and for a total aggregate consideration of $43,000.

All of the transactions listed above were exempt under Section 4(2) of the Securities Act. The Company used the proceeds from these sales for general corporate purposes.

Item 6. Selected Financial Data

The following data should be read in conjunction with Part II Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II Item 8, “Financial Statements and Supplementary Data.”

Part II - p2

Supplemental Information

The following selected data has been derived from the Company’s audited financial statements for 2000 through 2004. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:	(Dollars in thousands, except for per share data)
Revenues	$81,507	$$74,714	$61,112	$49,049	$38,785
Operating expenses	75,228	64,798	54,412	46,562	39,211
Operating income (loss)	6,279	9,916	6,700	2,487	(426)
Interest and other non-operating income	207	179	231	442	181
Interest expense		24	176	182	185
Income (loss) before change in accounting principle	3,922	6,163	4,234	1,633	(266)
Basic earnings (loss) per share before change in accounting principle (1)	$.66	$1.05	$.85	$.36	($.12)
Diluted earnings (loss) per share before change in accounting principle (1)	$.62	$.99	$.68	$.28	($.12)

Net income (loss)	3,922	6,163	4,234	1,633	(352)
Basic earnings (loss) per share (1)	$.66	$1.05	$.85	$.36	($.14)
Diluted earnings (loss) per share (1)	$.62	$.99	$.68	$.28	($.14)

Balance Sheet Data:
Total assets	$58,909	$53,155	$40,051	$31,700	$25,012
Subordinated debt due to related party	---	---	3,500	3,500	3,500
Stockholders' equity	24,164	20,663	9,990	6,186	4,977

Other Data:
Number of locations (2)	12	12	12	11	11
Net enrollments (3)	9,323	9,454	8,510	7,080	6,072

(1)	See Note 9 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

(2)	Includes only Campuses open at December 31.

(3)	“Net enrollments” are students who begin a program of study, net of cancellations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

Executive Summary
The Company did not achieve its financial objectives in 2004 due to two primary factors, enrollments and costs. Enrollments decreased in 2004 compared to 2003. The Company’s leads (inquiries for enrollment) increased 5.8% in 2004 compared to 2003. The Company was unable to convert leads into enrollments at the same overall rate (conversion rate) as 2003 resulting in fewer enrollments for 2004. The Company changed its advertising mix during 2004 spending a greater percentage of overall advertising dollars on Internet advertising. Internet advertising represented 14.0% of the total advertising dollars spent during 2004 compared to 6.0% during 2003. Leads from Internet advertising had a lower conversion rate than other forms of advertising. The Company believes conversion rates for Internet leads can be increased with additional training; however, the Company believes Internet leads will not have the same conversion rates as television and newspaper. Television leads were 15% of the total leads in 2004 compared to 22% in 2003. However, the dollars spent on television advertising were approximately the same for both years. The Company also has one program that received state board programmatic provisional accreditation extension due to pass rates at one Campus. The result of the probation was a reduction during 2004 of 144 enrollments, as further discussed below. The Company believes that it has made appropriate changes to increase pass rates to an acceptable level in the future; however, there is no assurance that the state board will approve additional enrollments in the future. Higher expenses negatively impacted the Company’s performance. Payroll increased significantly as the Company implemented new programs and added staff in advance of program implementation. The Company moved several locations which increased rent and depreciation expense significantly. The Company changed its management structure in the last quarter of 2004 to provide additional support and training to its Campuses. Management believes this structure creates the framework that will allow the Company to improve operational results of existing campuses through training and oversight and pursue future growth opportunities.

Part II - p3

Overview
The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs in the allied health field. As of December 31, 2004, the Company operated Campuses at 12 locations in seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 79% of cash revenue from such funds for the year ended December 31, 2004.

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

The Company has invested capital expenditures to improve and expand facilities over the last two and one-half years. Additional space has been added at all of the Company’s locations. Five Campuses were moved to larger facilities in the past two years, San Bernardino, California in February 2003, Arlington, Texas in June 2003, San Diego, California in January 2004, Denver, Colorado in March 2004, and Portland, Oregon in September 2004. Capital expenditures to improve facilities and equipment were $1,842,000 in 2002, $3,731,000 in 2003, and $6,147,000 in 2004.

The addition of classrooms and upgraded facilities has, and will provide the Company the space to expand program offerings at its Campuses. Three programs were added in 2003, Practical Nursing, Medical Assistant, and Surgical Technology. The company added eleven programs in 2004, one in the first quarter, two in the second quarter, three in the third quarter and five in the fourth quarter.

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

The Company had a reduction in enrollments in one clinical program at one campus due to state board programmatic provisional accreditation extension beginning with the second quarter of 2004. The Company received notification in May 2004 that the program would not be allowed to enroll additional students until yearly average minimum pass rates on the licensure examination for graduates were within acceptable levels as required by the state board. As a result the campus can not enroll students in the program without obtaining state board approval. The Company believes that it has made appropriate changes to increase pass rates to an acceptable level. However, there can be no assurance that the state board will approve additional enrollments in the future and the board may require the Company to terminate the program. This change reduced forecasted enrollments by approximately 48 students in the second quarter, 48 in the third quarter, and 48 in the fourth quarter of 2004 for a total of 144 for the year.

The Company classifies programs in three general categories clinical, core and other. Clinical programs (Surgical Technology, Respiratory Therapy, Radiologic Technology, and Practical/Vocational Nurse) are generally 12 to 15 months in length. The weekend Vocational Nursing program and Radiological Technician are longer, 18 and 24 months respectively. Clinical programs utilize clinical training that occurs in a hospital or medical facility. Core programs (Medical Assistant, Dental Assistant, Massage Therapy, Medical Office Professional, and Insurance Coding and Billing Specialist) are generally 9 to 12 months in length and utilize an externship immediately prior to graduation. Externships occur in medical offices, dental offices, medical and dental clinics, medical facilities, and hospitals. The remaining programs are similar in nature to the core programs but are not currently offered in as many campuses as the core programs.

Part II - p4

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

The following table presents the revenue for the periods indicated.
	Years Ended December 31,
	(In Thousands)
	2004	2003	2002
Revenue	$81,507	$74,714	$61,112
The following table presents the relative percentage of revenues derived and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.
	Years Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%

Operating expenses:
Instruction costs and services	32.2	30.1	30.6
Selling and promotional	14.0	13.2	13.7
General and administrative	41.8	39.6	39.1
Provision for uncollectible accounts	4.3	3.9	5.6
Total operating expense	92.3	86.8	89.0
Operating income	7.7	13.2	11.0
Interest and other non-operating income	0.2	0.2	0.4
Interest expense	---.--	---.--	0.3
Income before income taxes	7.9	13.4	11.1
Provision for income taxes	3.1	5.2	4.1
Net Income	4.8%	8.2%	7.0%

Part II - p5

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

Current Trends and Recent Events

The Company changed its organizational structure during the fourth quarter of 2004 and created a regional structure designed to provide focused support to campuses. Four new positions were created: Vice President of Campus Operations, Regional Director of Operations - Eastern Region, Regional Director of Operations - Western Region and Regional Admissions Director.
State and national elections preempted television advertising in many of the Company’s markets during 2004. While this was anticipated some markets had an unusually high number of preemptions compared to prior elections.

The Company has three campuses in Florida; Tampa, Lauderdale Lakes, and Jacksonville, that were impacted in some manner by the threat and effects of hurricanes in the third quarter of 2004. All of the Company’s Florida campuses are near coastal areas. While none of the Campuses experienced any material building damage that required closure they experienced power outages, phone outages and intermittent closures due to the threat of storms.

The Company announced that it did not plan on releasing a financial forecast for 2005 due to several factors including consideration of several small acquisitions during 2005 and the implementation of the new management structure.

The Company will implement Statement of Financial Accounting Standard (SFAS) No. 123R in its third quarter that begins July 1, 2005. This will require expensing of stock based compensation plans. Compensation expense will be recorded for the unvested portion of options outstanding at July 1, 2005, and additional compensation expense will be recorded for new options granted and for shares of stock purchased under the employee stock purchase plan. The Company has not estimated the financial impact of this new regulation but believes it will have a material effect on the Company’s financial statements.

The student population was 5,148 at December 31, 2004 compared to 5,732 at December 31, 2003. The student population decrease was primarily due to decreased enrollment demand. Student enrollments decreased 1.4% to 9,323 for the year ended December 31, 2004 compared to 9,454 in 2003.

Part II - p6

Operating Results

2004 compared to 2003

Student enrollments decreased 131 or 1.4 % to 9,323 for the year ended December 31, 2004 compared to 9,454 in 2003. Eleven new programs were added in 2004 and accounted for 346 additional enrollments. Enrollments decreased 144 at one campus due to a state board programmatic provisional accreditation extension (see Overview). The remaining decrease of 202 was a result of reduced enrollments in programs that have been active for at least twelve months. The decline in enrollments in this category is due to increased competition in health care programs and the Company’s inability to convert new student inquiries into enrollments. The Company has changed its advertising mix and has increased leads from the internet while reducing reliance on television and newspaper leads. Admission Representatives require additional training to properly convert Internet leads into enrollments. The Company changed its management structure in the fourth quarter and is focusing on this issue. Enrollments in clinical programs were 1,994 in 2004 compared to 1,892 in 2003. Enrollments in core and other programs were 7,329 in 2004 compared to 7,562 in 2003.

Student population decreased 10.2% to 5,148 at December 31, 2004 compared to 5,732 at December 31, 2003. Average student population for the year ended December 31, 2004 increased 2.3% to 5,991 compared to 5,859 for the same period in 2003.

Net income was $3,922,000 for the year ended December 31, 2004 compared to $6,163,000 in 2003. Profit decreased as expenses accelerated faster than revenue. The year ended December 31, 2004 included $131,000 of payroll expense related to one additional day of accrued payroll as compared to the same period in 2003. This occurred in the first quarter of 2004. The remaining quarters of 2004 had the same number of payroll days as the corresponding periods in 2003.

The Company was generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

Revenue increased 9.1% or $6,793,000 to $81,507,000 for the year ended December 31, 2004 compared to $74,714,000 for the same period in 2003. The revenue increased due to additional average student population and an approximate 6% tuition increase compared to 2003.

Instruction Costs and Services - increased 16.7% or $3,744,000 to $26,226,000 compared to $22,482,000 in 2003. The increase was primarily a result of increased salary expense compared to 2003. Salaries increased $3,215,000 due to higher wages and an increase in the number of staff compared to 2003. The Company had 43 additional full time equivalent (“FTE”) employees for the year ended December 31, 2004 compared to year ended December 31, 2003. Instructional FTE’s increased 12.6% or 43 to 383 in 2004 compared to 340 in 2003. The Company added additional instructional staff as the average population increased and in anticipation of new programs. Textbooks and classroom supplies accounted for the remaining increase.

Selling and Promotional -increased 16.2% or $1,596,000 to $11,435,000 compared to $9,839,000 in 2003. The increase is primarily a result of additional newspaper and Internet advertising compared to 2003. Internet advertising increased $659,000 to $1,030,000 compared to $371,000 in 2003. Salaries increased $370,000 or 10.0% compared to 2003. The increase is a result of increased salaries and approximately three additional FTE employees compared to 2003.

General and Administrative - increased 15.1% or $4,460,000 to $34,044,000 compared to $29,584,000 in 2003. Rent expense increased $721,000. The increase was primarily the result of campus expansions and acceleration of the rent for the old locations. Five campuses were moved to new locations in 2003 and 2004 and additional space was leased at several campuses. The Company leased approximately 354,000 square feet of space at December 31, 2004 compared to 330,000 square feet at December 31, 2003. The square footage increased approximately 24,000 feet at December 31, 2004 compared to December 31, 2003. The Denver, Colorado Campus was moved to a new location during March 2004. The lease on the previous location expired July 31, 2004. The Company expensed the remaining lease liability of $103,000 for the old location in the first quarter of 2004. The Portland, Oregon campus moved to a new location in September 2004. The lease on the old location expired October 31, 2004. The Company paid rent for both the old and new location in September and expensed the remaining lease liability of $21,000 for the old location in September. Payroll increased $889,000 compared to 2003. Additional employees added support to the campuses, higher wages, and one additional day of payroll were factors in the increase. Depreciation expense increased $617,000 as capital expenditures increased during 2004. Capital expenditures were primarily related to leasehold improvements and new equipment for campus moves and transplanted programs. The Company has increased capital expenditures in the last two years in preparation of transplanting programs and moving campuses to new expanded facilities. Professional fees increased $486,000 due to regulatory filings and legal costs. Health insurance expense increased $319,000 due to increased claims, administrative expenses, and additional employees participating in the health plan. Employee procurement increased $371,000 as expenses increased for the cost of new hires. Outside services increased $333,000 compared to 2003. The primary factor related to this increase is approximately $257,000 related to Sarbanes-Oxley Section 404 compliance. This includes fees paid to Grant Thornton, L.L.P., who were contracted to assist the company with this compliance as well as BKD, LLP who audited the Company’s internal controls. The Company also experienced increased expenses in several other categories as average student population increased 2.3%.

Part II - p7

Provision for Uncollectible Accounts - increased $630,000 to $3,523,000 compared to $2,893,000 in 2003. Students that dropped from their program of study as a percentage of population increased to 6.2% in 2004 from 5.5% at December 31, 2003. Accounts receivable due from dropped students are generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods. Accounts receivable due from dropped students increased $835,000 to $2,658,000 at December 31, 2004 compared to $1,823,000 at December 31, 2003.

Interest and Other Non-Operating Income - increased to $207,000 for the year ended December 31, 2004 compared to $179,000 in 2003. The Company maintains its cash and temporary investments in short-term highly liquid accounts including CD’s and money markets.

Interest Expense - was $24,000 for the year ended December 31, 2003. The Company’s subordinated debt was eliminated in February 2003 and the Company was no longer required to make interest payments after that date. See discussion under Liquidity and Capital Resources.

Provision for Income Taxes - a tax provision of $2,564,000 or 39.5% of pretax income was recorded for the year ended December 31, 2004 compared to $3,908,000 or 38.8% in 2003.
EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 5,980,000 in 2004 from 5,880,000 in 2003. Common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.66 in 2004 compared with $1.05 in 2003. Diluted weighted average common shares outstanding increased to 6,322,000 in 2004 from 6,250,000 in 2003. The average common shares increased due to stock options not yet exercised. Diluted income per share was $.62 for the year ended December 31, 2004 compared with $.99 for 2003.

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

Instruction Costs and Services - increased $3,773,000 or 20.2% to $22,482,000 compared to $18,709,000 in 2002. The increase from 2002 was primarily a result of increased salaries, textbooks, and uniform expense due to additional enrollments. Salaries increased $2,846,000 and textbook and uniform expense increased $927,000 compared to 2002. The average per hour wage for the instructional staff increased approximately 5%. There was an approximate 15% increase in full time equivalent (“FTE”) employees compared to 2002. This was a result of the enrollment growth the Company had in 2003. Textbook and uniform expense increased as a result of the enrollment growth.

Selling and Promotional - increased $1,449,000 or 17.3% to $9,839,000 compared to $8,390,000 in 2002. The increase was due to additional advertising expense and salaries compared to 2002. Advertising expense increased $1,238,000 to generate more leads. The Company’s two major advertising sources, television and newspaper, increased a combined $1,019,000 or 26.8% compared to 2002. The Company also increased Internet advertising $188,000 and anticipates increased spending in this area in 2004. Salaries increased 6.0% or $211,000 due to regular salary increases and an approximate 7% increase in FTE employees.

General and Administrative - increased 23.9% or $5,713,000 to $29,584,000 compared to $23,871,000 in 2002. The increase was primarily the result of additional payroll, rent, insurance expense, depreciation, and employee procurement. Administrative payroll increased $1,500,000 as the Company added staff at Campuses to provide services for the increased enrollments. Administrative FTE employees increased approximately 10% in 2003 compared to 2002. As the Company grows, additional staff will be required to effectively service students. Rent increased $851,000 due to annual rent increases, additional leased space at current locations, and higher rent due to two Campus moves. The Company moved two Campuses to larger facilities in 2003 due to capacity and parking constraints. The Arlington, Texas Campus moved in June 2003 and the San Bernardino, California Campus moved in February 2003. The Arlington Campus, purchased in August 2002, added rent expense with the facility move in 2003. In addition, the Company did not have a full year of rent expense for Arlington in 2002. The Company added space at several locations during 2003 in anticipation of adding new programs. Insurance expense increased $332,000 compared to 2002 from increased insurance premiums. All categories of insurance expense increased compared to the prior year. However, Worker’s Compensation insurance accounted for the largest increase. The Company has improved management of Worker’s Compensation insurance in the past three years. This has offset increased rates mandated by individual states. Depreciation expense increased $451,000 to $1,408,000 compared to $957,000 in 2002. Depreciation has increased as capital expenditures increased for 2003 to $3,264,000. Capital expenditures related to the two Campus moves were $1,640,000 for leasehold improvements and equipment. Employee procurement increased $536,000 to $1,297,000 compared to $761,000 in 2002. The Company has seen a significant increase in this expense due to enrollment growth and increased competition to hire qualified instructors and staff. The Company experienced increased expenses in most other general and administrative expense categories as enrollment increased 11.1% compared to 2002. In 2002, the Company received an insurance settlement of $306,000 for damages at the Lauderdale Lakes, Florida Campus in 2000. The settlement was recorded as a reduction of expense in the fourth quarter of 2002

Part II - p8

Provision for Uncollectible Accounts - decreased $549,000 during 2003. The Company improved student retention and increased efforts in the collections area. The number of student drops as a percentage of population decreased to 5.5% in 2003 from 6.3% in 2002. A higher percentage of students completing their programs generally results in lower write-offs. The Company also improved its’ collections of student receivables for students out of school. However, the provision as a percentage of revenue has increased each quarter in 2003. The Company anticipates that the provision for uncollectible accounts may increase in future periods as enrollments increase.

Interest and Other Non-Operating Income - decreased $52,000 to $179,000 compared to $231,000 in 2002. Interest income continued to decrease due to falling interest rates in 2003. The Company had larger cash balances in 2003 but the interest rate decreases accounted for the decreased interest income.

Interest Expense - decreased $152,000 to $24,000 compared to $176,000 in 2002 due to conversion of the subordinated debt to equity. The Company anticipates it will not have any interest expense in 2004.

Provision for Income Taxes - a tax provision of $3,908,000 or 38.8% of pretax income was recorded in 2003 compared to $2,521,000 or 37.3% of pretax income in 2002.

EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 5,880,000 in 2003 from 4,533,000 in 2002. Basic income per share was $1.05 in 2003 compared to $.85 in 2002. Basic income per share is shown after a reduction for preferred stock dividend accretion of $214,000 in 2002. In addition, basic income per share is shown after the special dividend payment of $174,000 for the early payment of the 2003 dividends; see discussion of Cahill, Warnock transaction under Liquidity and Capital Resources. Diluted weighted average common shares outstanding increased to 6,250,000 in 2003 from 6,142,000 in 2002. Diluted income per share was $.99 for the year ended December 31, 2003 compared to $.68 in 2002. Diluted income per share is shown after interest on convertible debt, net of tax of $108,000 in 2002. In addition, diluted income per share is shown after the special dividend payment of $174,000 for the early payment of the 2003 dividends; see discussion of Cahill, Warnock transaction under Liquidity and Capital Resources.

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

Part II - p9

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

Liquidity and Capital Resources

The Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 79% of cash revenue from such funds for the year ended December 31, 2004 compared to 81% for 2003. Nearly 100% of the Company’s students qualify for some type of federal financial assistance.

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

Part II - p10

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

(6)	Cahill-Warnock exercised the non-detachable Warrants on February 19, 2003, at which time they were cancelled.
(7)	The Company issued 1,286,765 shares of Common Stock to Cahill-Warnock pursuant to the exercise of the Warrants and the New Debentures were cancelled, effective February 19, 2003.
(8)
The Company filed a Registration Statement on Form S-3 to register 1,286,765 shares of common stock. The Registration Statement was effective March 26, 2004. The Company received no funds as a result of the registration.

Please see note 8 of Notes to the Consolidated Financial Statements concerning the pro-forma effect of the redemption of debentures and related exercise of warrants.

Credit Facility

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City in 1997. As of December 31, 2004, the full amount is available under this facility. This facility is due to expire on April 30, 2005 and the Company currently plans to let the facility expire since the Company currently does not anticipate a use for the facility. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of subordinated debt plus consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company has not borrowed any funds under this facility.

On October 2, 2004, a $118,000 letter of credit as security for a lease on the Garden Grove, California location expired.

Other
The Company entered into a $367,000 letter of credit with Commerce Bank in March 2004. The letter of credit is used to secure worker’s compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2005. The letter of credit is secured by certificates of deposit in the same amount that expire on March 31, 2005. The Company anticipates renewing the letter of credit to secure worker’s compensation claims for the Company’s insurance period of April 1, 2005 through March 31, 2006. This may be at a higher amount than the previous year.

The Company changed its worker’s compensation insurance plan from a guaranteed cost plan to a high deductible plan effective April 1, 2004. The high deductible plan requires the Company to pay all worker’s compensation claims for the plan year as they are incurred up to certain limits in addition to a premium paid to the insurance carrier for claims processing and administrative costs. The Company will pay individual claims up to $250,000 with an annual aggregate deductible of $1,250,000. The previous plan required the Company to pay premiums to its insurance carrier for all estimated costs of the worker’s compensation insurance with the carrier assuming all risk for individual claims with no deductible. The new plan has resulted in lower insurance costs compared to the Company’s prior plan as of December 31, 2004. The Company believes that by assuming the risk associated with the new plan that it will reduce the overall cost associated with worker’s compensation insurance for future periods. However, the cost of the new plan may increase in future periods. The Company’s worker’s compensation claims for any of the prior four years have not exceeded $367,000 and in most years have been significantly below this amount.

Part II - p11

Cash Flows and Other

Cash provided by operating activities was $6,416,000 for the year ended December 31, 2004 compared with $10,454,000 in 2003. Cash flows from operating activities decreased due to a decrease in net income of $2,241,000. In addition, net receivables less deferred revenue decreased cash flows from operating activities $4,627,000 in 2004 compared to $1,649,000 in 2003. The decreases were offset by $2,083,000 received from landlords in 2004 to fund leasehold improvements.

Cash used in investing activities was $10,569,000 for the year ended December 31, 2004 compared to $3,773,000 in 2003. Capital expenditures increased $2,416,000 in 2004 compared to 2003. The Company purchased $4,374,000 in short term investments in 2004 compared to a minimal change in short-term investments during 2003. Capital expenditures increased as the Company moved three campuses during 2004. Capital expenditures for the three campuses were approximately $4,363,000. The remaining capital expenditures were for leasehold improvements and computers at current locations.

Cash used by financing activities was $421,000 for the year ended December 31, 2004 compared with cash provided of $792,000 in 2003. The primary difference was the result of dividends paid in 2003, stock options exercised in 2003, and treasury stock purchased in 2004. The Company paid to Cahill-Warnock a dividend equal to $4.08 per share of the Class B Voting Convertible Preferred Stock on February 7, 2003. This constituted all dividend payments owed to Cahill-Warnock, including the fourth quarter 2002 dividend of $43,500 and a special dividend to encourage the conversion of the Preferred Stock. In addition, the Company purchased $828,000 of treasury stock in 2004 compared to $35,000 in 2003 and received $287,000 for stock options exercised, including tax benefit, compared with $930,000 in 2003.

The Board approved a 500,000 shares repurchase program in August 2000. The Board approved a 500,000 share increase to its repurchase program in November 2004. The authorization increased the total repurchase program to 1,000,000 shares. As of December 31, 2004, the Company had purchased a total of 335,735 shares at an average price of $5.73 pursuant to the plan. The Company purchased 19,900 shares during 2002 at an average price of $11.18, 2,800 shares during 2003 at an average price of $12.52, and 56,800 shares at an average price of $14.57 in 2004. The share repurchase plan remains in effect.

On February 27, 2003, the Board unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 27, 2004. The Compensation Plan provides an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board.

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of December 31, 2004, 7,800 shares remain available to be granted with all of the option plans.

On February 27, 2003 the Board unanimously adopted the Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (“Employee Plan”). The Plan was approved by the Company’s shareholders at its Annual Meeting held on May 22, 2003. An aggregate of 75,000 shares of Common Stock of the Company are subject to the Employee Plan and are reserved for issuance under such Plan. Options to purchase 15,000 shares of Common Stock of the Company are to be offered to participants for purchase in the first year (commencing October 1, 2003 and ending September 30, 2004) and each of the four succeeding plan years. The option price of Common Stock purchased with payroll deductions made during such annual, semi-annual or calendar-quarterly offering for participant therein shall be the lower of:

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

Part II - p12

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of December 31, 2004:

Year Ending December 31,	Facility Operating Leases	Other Operating Lease	Capital Asset Obligations	Purchase Obligations
2005	$ 5,056,000	$8,000	$148,000	$498,000
2006	4,840,000	---	---	184,000
2007	4,541,000	---	---	82,000
2008	4,515,000	---	---	---
2009	4,479,000	---	---	---
Thereafter	24,694,000	---	---	---
Total	$ 48,125,000	$8,000	$ 148,000	$764,000

Facility operating leases consist of the Company rental agreements for its building and office space rentals.

The other operating lease is for the Chief Executive Officer’s automobile.

Capital asset obligations consist of contracts for leasehold improvements at several campuses.

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

Allowance for Uncollectible Accounts

Accounts and notes receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company offers a variety of payment plans to students for payment of the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. The Company maintains an allowance for uncollectible accounts for estimated losses resulting from the inability or failure of our students to make required payments. The Company bases its allowance for uncollectible accounts on the aging of student payments. Historical experience of the collectbility of student payments is analyzed to assign each aging category a percentage that the Company believes will be uncollectible. The allowance percentages range from 2.5% to 100% based on the aging category of the student balances. The Company continually tests its allowance and has found that it is reasonable. The Company realized a higher level of uncollectible accounts receivable from students during 2004 compared to 2003. The provision for uncollectible accounts as a percentage of revenue was 4.3% in 2004 compared to 3.9% in 2003. Depending on the effectiveness of the Company’s internal and external collection efforts, the provision for uncollectible accounts may vary as a percentage of revenue in future periods. The Company expects that non-Title IV accounts and notes receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase. Based on the Company’s analysis, the Company believes its’ allowance for uncollectible accounts is reasonable. However, losses may exceed the allowance if students pay at different rates than they did historically.

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

Part II - p13

Revenue Recognition

The Company establishes an account receivable and a corresponding deferred revenue liability for each student upon commencement of a program of study. The deferred revenue liability, consisting of tuition and non-refundable registration fees, is recognized into income ratably over the length of the program including externship if applicable. If a student withdraws from a program, the unearned portion of the tuition for which the student has paid is refunded on a pro-rata basis. Textbook and uniform sales are recognized when they occur.

Most students enrolled at the Company’s Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2004, 79 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 21 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

Contingencies

The Company assessed each Campus’ compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 2004. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of legislation extending the Higher Education Act of 1965, as amended. During 2004, the Campus’ percentages of Title IV Funds ranged from 66.7% to 87.5%.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)" or the “standard”). The standard requires expensing of stock options and other share-based payments beginning in 2005, and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. Public companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period. The FASB does not specify a preference for using a closed form valuation method (such as Black Scholes Merton) or a lattice method (such as a binomial model). The Company is required to implement the standard as of July 1, 2005. Transition provisions set forth by SFAS 123(R) include the “modified prospective” method and “modified retrospective” method. The Company has not estimated the financial impact of this new regulation but believes it will have a material effect on the Company’s financial statements.

SFAS 153, Exchanges of Nonmonetary Assets - Issued December 16, 2004, SFAS 153 represents an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 are to be applied prospectively.

SFAS 151, Inventory Costs - Issued November 24, 2004, SFAS 151 represents an amendment of ARB No. 43, Chapter 4. FASB announced it believes SFAS 151 will improve financial reporting by clarifying that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The standard is to be applied prospectively.

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

Part II - p14

Item 8. Financial Statements and Supplementary Data

Report of Management on Concorde Career Colleges, Inc.’s Internal Control over Financial Reporting

March 5, 2005

We, as members of management of Concorde Career Colleges, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company's internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2004, based on the specified criteria.

Management's assessment of the effectiveness of our internal control over financial reporting has been audited by BKD LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 (The remainder of this page left intentionally blank.)

Part II - p15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Concorde Career Colleges, Inc.
Mission, Kansas

We have audited the accompanying consolidated balance sheets of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Concorde Career Colleges, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2005 expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

Kansas City, Missouri
March 7, 2005

(The remainder of this page left intentionally blank.)

Part II - p16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Concorde Career Colleges, Inc.
Mission, Kansas

We have audited management’s assessment, included in the accompanying Report of Management on Concorde Career Colleges, Inc. Internal Control over Financial Reporting, that Concorde Career Colleges, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Concorde Career Colleges, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Concorde Career Colleges, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Concorde Career Colleges, Inc. and Subsidiaries and our report dated March 7, 2005 expressed an unqualified opinion thereon.

BKD, LLP

Kansas City, Missouri
March 7, 2005

Part II - p17

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2004	2003
Current Assets:
Cash and cash equivalents	$12,676,000	$17,250,000
Restricted short-term investments	367,000
Short-term investments	6,570,000	2,563,000
Receivables
Accounts and notes receivable	24,259,000	24,247,000
Allowance for uncollectible accounts and notes	(2,039,000)	(1,652,000)
Net receivables	22,220,000	22,595,000
Recoverable income taxes	1,197,000
Deferred income taxes	992,000	833,000
Supplies and prepaid expenses	2,803,000	2,400,000
Total current assets	46,825,000	45,641,000

Fixed Assets, Net	9,896,000	5,397,000

Other Assets:
Notes receivable	1,709,000	1,327,000
Allowance for uncollectible notes	(586,000)	(348,000)
Net long-term notes receivable	1,123,000	979,000
Goodwill	954,000	954,000
Intangible, net	111,000	184,000
Total other assets	2,188,000	2,117,000
	$58,909,000	$53,155,000

The accompanying notes are an integral part of these consolidated statements.

Part II - p18

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
	Decmber 31,
	2004	2003
Current Liabilities:
Deferred revenues	$24,582,000	$25,540,000
Accrued salaries and wages	1,830,000	1,889,000
Accounts payable	3,638,000	2,883,000
Accrued liabilities	1,780,000	1,328,000
Accrued income taxes payable		4,000
Total current liabilities	31,830,000	31,644,000
Long Term Liabilities:
Deferred rent	1,874,000	420,000
Deferred income taxes	1,041,000	428,000
Total long term liabilities	2,915,000	848,000
Stockholders’ Equity:
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,318,573 shares issued and 5,970,755 shares outstanding in 2004 and 6,254,140 shares issued and 5,963,030 shares outstanding in 2003	632,000	625,000
Capital in excess of par	14,636,000	14,236,000
Retained Earnings	10,876,000	6,954,000
Less treasury stock, 347,818 shares in 2004 and 291,110 in 2003, at cost	(1,980,000)	(1,152,000)
Total stockholders’ equity	24,164,000	20,663,000
	$58,909,000	$53,155,000

The accompanying notes are an integral part of these consolidated statements.

Part II - p19

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Net Revenues	$81,507,000	$74,714,000	$61,112,000
Operating Expenses:
Instruction costs and services	26,226,000	22,482,000	18,709,000
Selling and promotional	11,435,000	9,839,000	8,390,000
General and administrative	34,044,000	29,584,000	23,871,000
Provision for uncollectible accounts	3,523,000	2,893,000	3,442,000
Total Costs and Expenses	75,228,000	64,798,000	54,412,000
Operating Income	6,279,000	9,916,000	6,700,000
Interest Income	207,000	179,000	231,000
Interest Expense		24,000	176,000
Income before Provision for Income Taxes	6,486,000	10,071,000	6,755,000
Provision for Income Taxes	2,564,000	3,908,000	2,521,000
Net Income	3,922,000	6,163,000	4,234,000
Class B Preferred Stock Accretion			388,000
Net Income Available to Common Shareholders	$3,922,000	$6,163,000	$3,846,000
Weighted Average Shares Outstanding:
Basic	5,980,000	5,880,000	4,533,000
Diluted	6,322,000	6,250,000	6,142,000
Net Income Per Share:
Basic	$.66	$1.05	$.85
Diluted	$.62	$.99	$.68

The accompanying notes are an integral part of these consolidated statements.

Part II - p20

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash Flows Operating Activities:
Net income	$3,922,000	$6,163,000	$4,234,000
Adjustments to reconcile net income to net cash provided by operating activities - -
Depreciation and amortization	2,146,000	1,513,000	992,000
Provision for uncollectible accounts	3,523,000	2,893,000	3,442,000
Provision for deferred income taxes	454,000	390,000	342,000
Leasehold improvement incentives received	2,083,000	27,000
Change in assets and liabilities - -
Increase in receivables, net	(3,669,000)	(6,193,000)	(6,307,000)
Increase in deferred revenue	(958,000)	4,544,000	3,355,000
Income taxes payable/recoverable	(1,201,000)	231,000	(1,043,000)
Increase in accounts payable and other, net	116,000	866,000	533,000
Total adjustments	2,494,000	4,291,000	1,314,000
Net operating activities	6,416,000	10,454,000	5,548,000
Cash Flows Investing Activities:
Acquisition of Extended Health Education			(890,000)
Purchase of short-term investments	(4,374,000)	(42,000)	(338,000)
Acquisition of intangible assets	(48,000)
Capital expenditures	(6,147,000)	(3,731,000)	(1,842,000)
Net investing activities	(10,569,000)	(3,773,000)	(3,070,000)
Cash Flows Financing Activities:
Treasury stock purchased	(828,000)	(35,000)	(222,000)
Dividends paid		(218,000)	(174,000)
Stock options exercised, including tax benefit	287,000	930,000	73,000
Stock purchase plan	120,000	115,000	66,000
Net financing activities	(421,000)	792,000	(257,000)
Net Increase in Cash and Cash Equivalents	(4,574,000)	7,473,000	2,221,000
Cash and Cash Equivalents at Beginning of Year	17,250,000	9,777,000	7,556,000
Cash and Cash Equivalents at End of Year	$12,676,000	$17,250,000	$9,777,000
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
Interest	$-	$39,000	$220,000
Income taxes	3,158,000	2,526,000	3,319,000
Noncash Investing and Financing Activities:
Conversion of subordinated debt to common stock through exercise of warrants		3,500,000
Accounts receivable for leasehold improvement incentives…………………………………………….	90,000	467,000
The accompanying notes are an integral part of these consolidated statements.

Part II - p21

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Treasury Stock	Total
BALANCE, December 31, 2001		$5,000	$425,000	$9,706,000	$(3,055,000)	$(895,000)	$6,186,000
Net Income					4,234,000		4,234,000
Class B Preferred Stock Accretion				388,000	(388,000)
Class B Preferred Stock Dividends including special dividend of $174,000				(347,000)			(347,000)
Preferred Stock Converted to Common Stock		(5,000)	53,000	(48,000)
Stock Options Exercised			6,000	67,000			73,000
Employee Stock Purchase Plan			1,000	65,000			66,000
Treasury Stock Purchased		___________	_________	___________	___________	(222,000)	(222,000)
BALANCE, December 31, 2002		----	485,000	9,831,000	791,000	(1,117,000)	9,990,000
Net Income					6,163,000		6,163,000
Stock Options Exercised, including tax benefit			10,000	920,000			930,000
Warrants Exercised			129,000	3,371,000			3,500,000
Employee Stock Purchase Plan			1,000	114,000			115,000
Treasury Stock Purchased		___________	_________	___________	___________	(35,000)	(35,000)
BALANCE, December 31, 2003		----	625,000	14,236,000	6,954,000	(1,152,000)	20,663,000

Net Income					3,922,000		3,922,000
Stock Options Exercised, including tax benefit			6,000	281,000			287,000
Employee Stock Purchase Plan			1,000	119,000			120,000
Treasury Stock Purchased		___________	_________	___________	___________	(828,000)	(828,000)
BALANCE, December 31, 2004	$	----	$632,000	$14,636,000	$10,876,000	$(1,980,000)	$24,164,000

The accompanying notes are an integral part of these consolidated statements.

(The remainder of this page left intentionally blank.)

Part II - p22

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003, and 2002

1. Business and Summary of Significant Accounting Policies:

Background

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. The Company serves the segment of population seeking to acquire a career-oriented education. The Campuses generally enjoy long operating histories and strong franchise value in their local markets. As of December 31, 2004, the Company operated Campuses at 12 locations in seven states.

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

Revenue Recognition

The Company establishes an account receivable and a corresponding deferred revenue liability for each student upon commencement of a program of study. The deferred revenue liability, consisting of tuition and non-refundable registration fees, is recognized into income ratably over the length of the program including externship if applicable. If a student withdraws from a program, the unearned portion of the tuition for which the student has paid is refunded on a pro-rata basis. Textbook and uniform sales are recognized when they occur.

Most students enrolled at the Company’s Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2004, 79 percent of the Company’s cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 21 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

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

Short-Term Investments

Short-term investments are those items with maturity of three months to one year. Short-term investments are carried at cost, which approximates fair value. At December 31, 2004, short-term investments consisted of certificates of deposit with a six-month maturity. Income related to short-term investments is included in interest and other non-operating income in the statement of operations.

Part II - p23

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

Fixed Assets

Fixed assets are recorded at cost. Furniture and equipment is depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful life or terms of the related leases using the straight-line method.

Leasehold improvements that are funded by landlord incentives or allowances under operating leases are recorded as leasehold improvements and deferred rents. The leasehold improvements are depreciated over the shorter of their economic life or the lease term. Deferred rents are amortized as a reduction of rent expense so that rent expense is recognized on a straight-line basis over the lease term.

Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. The costs and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is recognized in the year of disposal. Depreciation expense was $2,025,000 in 2004, $1,408,000 in 2003, and $957,000 in 2002.

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

Goodwill

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Advertising Costs

The Company expenses advertising costs as they occur. Advertising expense, which is included in selling and promotional expenses, was $7,364,000 in 2004, $6,137,000 in 2003, and $4,899,000 in 2002.

Part II - p24

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate fair value because of immediate or relatively short-term maturity of these financial instruments. Short-term investments are recorded at their cost. As it was not practicable to estimate the fair value of the subordinated debentures with nondetachable warrants without incurring excessive costs, these were carried at their original value of $3,500,000 in the consolidated balance sheet. The warrants were exercised in 2003. The warrant exercise resulted in the issuance of 1,286,765 shares of common stock and cancellation of the debentures.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or exceeding the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and income per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
Net income as reported	$3,922,000	$6,163,000	$4,234,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(891,000)	(551,000)	(329,000)
Pro forma net income	$3,031,000	$5,612,000	$3,905,000

Income per share
Basic - as reported	$.66	$1.05	$ .85
Basic - pro forma	$.51	$.95	$ .78
Diluted - as reported	$.62	$.99	$ .68
Diluted - pro forma	$.48	$.90	$ .63

The Company will implement Statement of Financial Accounting Standards (SFAS) No. 123R in its third quarter that begins July 1, 2005. This will require expensing of stock-based compensation plans. Compensation expense will be recorded for the unvested portion of options outstanding at July 1, 2005, and additional compensation expense will be recorded for new options granted and for shares of stock purchased under the employee stock purchase plan. The Company has not estimated the financial impact of this new standard but believes it will have a material effect on the Company’s financial statements.

2. Business Combination and Intangible Assets:

On August 22, 2002, the Company acquired certain assets and assumed certain liabilities of Extended Health Education, Inc. for $890,000 in cash. This business combination has been accounted for as a purchase whereby the purchase price was allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. Of the $998,016 of acquired intangible assets, $250,000 was assigned to non-compete agreements and will be amortized over the three-year term of the agreements, and $50,000 was allocated to course curriculum and will be amortized over three years. The excess of the purchase price over the fair value of the net assets acquired of $698,016 has been recorded as goodwill and is not subject to amortization. The revenues and expenses contributed by Extended Health Education, Inc. have been included in the statement of operations since the date of acquisition. The Company also capitalized $24,000 in 2003 and $48,000 in 2004 for course curriculum developed internally. These costs are amortized over three years.

Part II - p25

The carrying basis and accumulated amortization of recognized intangible assets as December 31, 2004 and 2003 were:

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	2004		2003
Amortizable intangible assets
Non compete agreement	$250,000	$196,000	$250,000	$113,000
Course curriculum	122,000	65,000	74,000	27,000
Gross intangible assets	$372,000	$261,000	$324,000	$140,000

Amortization expense relative to acquired intangibles was $121,000 in 2004. Amortization of purchased intangibles with estimable useful lives is estimated as follows: 2005 - $89,000, 2006 - $19,000, and 2007 - $3,000.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2004 and 2003.

3. Receivables:
Changes in the allowance for uncollectible accounts and notes receivable were as follows for the years ended December 31:	2004	2003	2002
Balance-beginning of year	$2,000,000	$1,928,000	$1,667,000
Provision for uncollectible accounts	3,523,000	2,893,000	3,442,000
Charge-offs, net of recoveries	(2,898,000)	(2,821,000)	(3,181,000)
Balance - end of year	$2,625,000	$2,000,000	$1,928,000

4. Fixed Assets and Leases:
Fixed assets consist of the following at December 31:	2004	2003
Furniture and equipment	$9,642,000	$7,296,000
Leasehold improvements	7,642,000	3,924,000
Land	391,000	244,000
Gross fixed assets	17,675,000	11,464,000
Less accumulated depreciation and amortization	7,779,000	6,067,000
Net fixed assets	$9,896,000	$5,397,000

(The remainder of this page was left blank intentionally.)

Part II - p26

The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also has a lease obligation for the Chief Executive Officer’s automobile. The Company rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for operating leases was $5,507,000 in 2004, $4,696,000 in 2003, and $3,817,000 in 2002. Aggregate minimum future rentals payable under the operating leases at December 31, 2004, were:

2005               $5,056,000
2006                 4,840,000
2007                 4,541,000
2008                 4,515,000
2009                 4,479,000
2010 and thereafter2             4,694,000

5. Accrued Liabilities:
Accrued Liabilities consist of the following at December 31:	2004	2003
Vacation	$1,129,000	$974,000
Health insurance claims	203,000	215,000
Worker’s compensation	200,000
Deferred rent - current	170,000	49,000
Other liabilities	55,000	70,000
Other taxes	23,000	20,000
Total accrued liabilities	$1,780,000	$1,328,000

6. Credit Facilities:

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City in 1997. As of December 31, 2004, the full amount is available under this facility. This facility is due to expire on April 30, 2005 and the Company currently plans to let the facility expire since the Company currently does not anticipate a use for the facility. This facility has a variable interest rate of prime plus one percent, and no commitment fee. The credit facility is secured by all cash, accounts and notes receivable, furniture and equipment, and capital stock of the subsidiaries. The Company is required to maintain a minimum level of subordinated debt plus consolidated tangible net worth of not less than $7,600,000 as part of this agreement. The Company has not borrowed any funds under this facility.

On October 2, 2004, a $118,000 letter of credit as security for a lease on the Garden Grove, California location expired.

The Company entered into a $367,000 letter of credit with Commerce Bank in March 2004. The letter of credit is used to secure worker’s compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2005. The letter of credit is secured by certificates of deposit in the same amount that mature on March 31, 2005.

The Company changed its worker’s compensation insurance plan from a guaranteed cost plan to a high deductible plan effective April 1, 2004. The high deductible plan requires the Company to pay all worker’s compensation claims for the plan year as they are incurred up to certain limits in addition to a premium paid to the insurance carrier for claims processing and administrative costs. The Company will pay individual claims up to $250,000 with an annual aggregate deductible of $1,250,000. The previous plan required the Company to pay premiums to its insurance carrier for all estimated costs of the worker’s compensation insurance with the carrier assuming all risk for individual claims with no deductible.

 Part II - p27

7. Income Taxes:

The income tax expense for the years ended December 31, consists of the following:

	2004	2003	2002
Current tax expense
Federal	$1,848,000	$3,146,000	$1,851,000
State	262,000	372,000	328,000
	2,110,000	3,518,000	2,179,000
Deferred tax expense	454,000	390,000	342,000
Tax provision	$2,564,000	$3,908,000	$2,521,000

The Company’s effective income tax expense rate differs from the federal statutory rate of 34% for the years ended December 31, as follows:

	2004	2003	2002

Expense at federal statutory rate	$2,205,000	$3,424,000	$2,297,0000$
State expense, net	324,000	344,000	224,000
Other, net	35,000	140,000
	$2,564,000	$3,908,000	$2,521,000 $2

Deferred tax assets and liabilities consisted of the following at December 31:

	2004	2003

Credit losses	$1,024,000	$780,000
Deferred student tuition	130,000	113,000
Depreciation and amortization	60,000	43,000
Operating loss carryforwards	4,000	4,000
Other expenses currently deductible for financial reporting purposes but not for tax	332,000	290,000
Net assets	1,550,000	1,230,000
Depreciation and amortization	(1,334,000)	(598,000)
Other expenses currently deductible for tax purposes but not for financial reporting	(265,000)	(227,000)
Net	$ (49,000)	$405,000

  At December 31, 2004 and 2003, deferred tax assets included $992,000 and $833,000 current assets and $1,041,000 and $428,000 non-current liabilities, respectively.

The Company has not recorded a valuation allowance relating to the deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences and future taxable income.

The tax benefit associated with the exercise of non-statutory stock options and disqualifying dispositions by employees of shares issued in the Company’s Stock Purchase Plan reduced taxes payable by $174,000 in 2004 and $763,000 in 2003. The benefit is reflected as additional capital in excess of par.

Part II - p28

8. Stockholder’s Equity:

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

The Company filed a Registration Statement on Form S-3 to register 1,286,765 shares of common stock. The Registration Statement was effective March 26, 2004. The Company received no funds as a result of the registration. The Company registered the 1,286,765 shares of Common Stock that were issued to Cahill-Warnock pursuant to the exercise of the warrants and new debentures that were cancelled, effective February 19, 2003.

Conversion of Subordinated Debt to Equity

In conjunction with the Company borrowing $3,500,000 of 5% subordinated debt in 1997, Cahill-Warnock was issued non-detachable warrants to purchase 1,286,765 shares of common stock. On February 13, 2003, the Company informed Cahill-Warnock it would pay the entire $3,500,000 of debt. Subsequent to this notification, Cahill-Warnock elected to exercise the warrants and purchase 1, 286,765 shares of common stock at the exercise price of $2.72 per share, for a total purchase price of $3,500,000. No cash was exchanged and this transaction was completed on February 19, 2003. The following table presents pro forma information as if the transaction had occurred on January 1, 2002.

	For the Year Ended December 31, 2002
	As Reported	Adjustments	Pro forma
Net Income	$4,234,000	$108,000(a)	$4,342,000
Net Income Available to Common Shareholders	$3,846,000	$108,000(a)	$3,954,000
Weighted Average Shares Outstanding	4,533,000	1,287,000(b)	5,820,000
Basic Income Per Share	$0.85		$0.68
Diluted Income Per Share	$0.68		$0.68

	As of December 31, 2002
	As Reported	Adjustments	Pro forma
5% Subordinated Debt	$3,500,000	$(3,500,000)(c)	$-
Total Stockholders’ Equity	$9,990,000	$3,500,000(b)	$13,490,000

Part II - p29

(a)	Interest expense on 5% subordinated debt, net of tax.
(b)	Issuance of common shares upon exercise of warrants.
(c)	Retirement of 5% subordinated debt.
Treasury Stock

In August 2000, the Board authorized the repurchase of up to 500,000 shares of Concorde’s common stock in the open market, subject to normal trading restrictions. In November 2004, the Board increased the authorization to purchase an additional 500,000 shares which increased the plan total to 1,000,000 shares. The Company purchased 56,800 shares at a cost of $827,000 during 2004, 2,800 shares at a cost of $35,000 during 2003, 19,900 shares at a cost of $222,000 during 2002 and 196,485 shares at a cost of $724,000 during 2001. The Company’s last purchase was during November 2004. The Company currently uses treasury stock for general corporate purposes.

Stock Purchase Plan

The Company’s shareholders approved an employee stock purchase plan (the “Purchase Plan”) during 1998, which expired in 2003. A restated plan was approved by the Company’s shareholders during 2003. The 1998 Purchase Plan allowed employees of the Company to purchase shares of the Company’s common stock at periodic intervals, generally quarterly, through payroll deductions. The maximum numbers of shares that could be purchased under the Plan were 125,000 with no more than 25,000 in any year. The purchase price per share was the lower of 95% of the closing price on the offering commencement date or termination date. A total of 77,967 shares were issued under the original plan. In 2001, 15,348 shares of stock were issued at prices between $1.58 and $2.15. In 2002, 9,927 shares of stock were issued at prices between $4.75 and $8.22. In 2003, 8,786 shares of stock were issued at prices between $9.83 and $19.36. The restated Plan became effective October 1, 2003. In 2004, 6,583 shares of stock were issued at prices between $14.60 and $22.37.

On February 27, 2003, the Board unanimously adopted the Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (“Employee Plan”). The Plan was approved by the Company’s shareholders at its Annual Meeting held on May 22, 2003. The Plan is similar to the original Plan which expired September 30, 2003. An aggregate of 75,000 shares of Common Stock of the Company are subject to the Employee Plan and are reserved for issuance under such Plan. Options to purchase 15,000 shares of Common Stock of the Company are to be offered to participants for purchase in the first year (commencing October 1, 2003 and ending September 30, 2004) and each of the four succeeding plan years. The option price of Common Stock purchased with payroll deductions made during such annual, semi-annual or calendar-quarterly offering for participant therein shall be the lower of 95% of the closing price on the offering commencement or termination date.

Stock Option Plans

The Company has Long Term Executive Compensation plans (the “2003 Plan”, the “2002 Plan,” the “2000 Plan,” and the “1998 Plan”) which authorized the Company to issue 200,000, 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. The options are primarily Incentive Stock Options granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of December 31, 2004, 7,800 shares remain available to be granted with the 1998 and 2002 Plans combined.

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

 Part II - p30

The following table reflects activity in options for 2004, 2003, and 2002.
		1988 Plan(1)	NQSO	1998 Plan	2000 Plan	2002 Plan	2003 Plan	Total Number of Shares	Weighted-Average Exercise Price	Option Price Per Share

Outstanding	12/31/01	28,850	20,835	240,250	122,500			412,435	$1.52	$0.20 to $5.50
Exercised		(2,250)	(4,167)	(38,550)	(4,500)			(49,467)	$1.46	$0.20 to $4.50
Cancelled		(4,000)						(4,000)	$0.45	$0.20 to $1.18
Issued			20,000			265,500		285,500	$9.39	$7.75 to $12.60

Outstanding	12/31/02	22,600	36,668	201,700	118,000	265,500		644,468	$5.02	$0.20 to $12.60
Exercised		(11,100)	(5,000)	(57,400)	(38,000)	(400)		(111,900)	$1.49	$0.20 to $11.45
Cancelled				(2,250)	(3,000)	(5,000)		(10,250)	$6.79	$1.35 to $11.45
Issued						10,000		10,000	$20.81	$19.90 to $21.71

Outstanding	12/31/03	11,500	31,668	142,050	77,000	270,100		532,318	$6.10	$0.56 to $21.71
Exercised				(40,150)	(15,500)	(2,200)		(57,850)	$1.95	$0.92 to $11.45
Cancelled		(750)		(1,700)		(1,600)		(4,050)	$5.95	$2.26 to $11.45
Issued				5,000	3,000	24,000	200,000	232,000	$18.11	$13.61 to $26.63

Outstanding	12/31/04	10,750	31,668	105,200	64,500	290,300	200,000	702,418	$10.41	$0.56 to $26.63

(1)	The 1988 Plan expired in 1998; however options issued under the Plan remain active until exercised, canceled, or expiration. These options expire ten years from date of issuance.

The following table reflects information for exercisable options at December 31:

	Range of Exercise Prices	Shares Exercisable	Weighted Average Exercise Price
2002	$0.20 - $11.00	202,138	$2.33
2003	$0.56 - $12.60	236,658	$3.92
2004	$0.56 - $21.71	266,504	$5.01

The following table reflects option information as of December 31, 2004.

Range of Exercise Prices	Shares Outstanding at 12/31/04	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable at 12/31/04	Weighted Average Exercise Price
		(Years)
$ 0.56-$ 5.50	189,118	4.4	$1.75	155,984	$ 1.69
$ 7.75-$12.60	271,300	7.8	$9.49	108,520	$ 9.49
$13.61-$16.61	152,000	9.7	$14.58	0	$ 0.00
$19.90-$26.63	90,000	8.9	$24.37	2,000	$20.81
	702,418			266,504	$ 5.01

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

Part II - p31

The pro forma amounts set forth in Note 1 were estimated for common stock options using the Blank-Scholes option-pricing model with the following assumptions:

Stock Options	2004	2003	2002
Weighted average expected life (years)	7	7	7
Expected volatility	79%	85%	95%
Annual dividend per share	0	0	0
Risk free interest rate	3.97%	3.74%	3.34%
Weighted average fair value of options granted	$13.44	$16.07	$7.64

Stock Purchase Plan	2004	2003	2002
Weighted average expected life (years)	.25	.25	.25
Expected volatility	52%	42%	41%
Annual dividend per share	0	0	0
Risk free interest rate	2.47%	.85%	.92%
Weighted average fair value of options granted	$2.53	$1.52	$1.05

9. Employee Benefit Plan

The Company has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. In 2001 and 2002, the Company matched 50% of an employee’s contributions up to 2% of the employee’s salary that was contributed to the plan. In 2003, the Company matched 50% of an employee’s contribution up to 3% of an employee’s salary that was contributed to the plan. In 2004, the Company matched 50% of an employee’s contribution up to 4% of an employee’s salary that was contributed to the plan. The Company contributed $236,000, $149,000, and $86,000 to the plan in 2004, 2003, and 2002, respectively.

10. Earnings Per Share (EPS)

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

(The remainder of this page was left blank intentionally.)

Part II - p32

	Basic EPS Year Ended December 31,			Diluted EPS Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Weighted Average Shares Outstanding	5,980,000	5,880,000	4,533,000	5,980,000	5,880,000	4,533,000
Options				342,000	370,000	322,000
Debt/Non-detachable Warrants						1,287,000
Adjusted Weighted Average Shares	5,980,000	5,880,000	4,533,000	6,322,000	6,250,000	6,142,000
Net Income	$3,922,000	$6,163,000	$4,234,000	$3,922,0006	$6,163,0006	$4,234,000
Class B Preferred Stock Accretion			(214,000)
Special Dividend on Preferred Stock			(174,000)			(174,000)
Interest on Convertible debt, net of tax						108,000
Net Income Available to Common Shareholders	$3,922,000	$6,163,000	$3,846,000	$3,922,000	$6,163,000	$4,168,000
Net Income per Share	$.66	$1.05	$.85	$.62	$.99	$.68

11. Contingencies and Litigation:

Legal Proceedings

The Company is sued from time to time by a student or students who claim to be dissatisfied with the results of their program of study. Typically, the claims allege a breach of contract; deceptive advertising and misrepresentation and the student or students seek reimbursement of tuition. Punitive damages sometimes are also sought. In addition, the Department of Education (“ED”) may allege regulatory violations found during routine program reviews. The Company has, and will continue to dispute these findings as appropriate in the normal course of business. In the opinion of the Company’s management, resolution of such pending litigation and disputed findings will not have a material effect on the Company’s financial condition or its results of operations.

12. Department of Education Matters

The Company assessed each Campus’ compliance with the 90/10 regulatory provisions for the year ended December 31, 2004. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule that was modified as part of legislation extending the Higher Education Act of 1965, as amended. The Campus’ 90/10 percentages ranged between 66.7% and 87.5% for the year ended December 31, 2004.

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

The Company’s composite score was 2.0, 2.7, and 2.8 in 2002, 2003, and 2004, respectively.

(The remainder of this page was left blank intentionally.)

Part II - p33

13. Quarterly Financial Information (unaudited):

2004	March 31	June 30	September 30	December 31

Operating revenue	$20,375,000	$20,627,000	$21,082,000	$19,423,000
Income before income taxes	$2,138,000	$1,963,000	$1,884,000	$501,000
Net income.	$1,304,000	$1,197,000	$1,150,000	$271,000
Basic earnings per share.	$.22	$.20	$.19	$.05
Diluted earnings per share	$.20	$.19	$.18	$.04

2003	March 31	June 30	September 30	December 31

Operating revenue	$17,359,000	$17,891,000	$19,888,000	$19,576,000
Income before income taxes$	$2,500,000	2,419,000	2,893,000	2,259,000
Net income	$1,535,000	1,485,.000	1,765,000	1,378,000
Basic earnings per share.	$.26	.25	.30	.23
Diluted earnings per share	$.25	.24	.28	.22

2002	March 31	June 30	September 30	December 31

Operating revenue	$14,353,000	14,295,000	16,060,000	15,774,000
Income before income taxes	$1,420,000	1,511,000	2,085,000	1,739,000
Net income	$838,000	996,000	1,333,000	1,067,000
Basic earnings per share.	$.20	.24	.32	.18
Diluted earnings per share	$.14	.17	.22	.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company’s accountants which require disclosure pursuant to this rule.

Item 9a. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at December 31, 2004, and during the period prior to and including the date of this report. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to December 31, 2004. The Report of Management on Internal Controls can be found under Item 8.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9b. Other Information -- None

Part II - p34

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

Part III - p1

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
a. List of documents filed as part of this report.

Schedules have been omitted as not applicable or not required under the instructions contained in Regulations S-X or the information is included elsewhere in the financial statements or notes thereto.

3. Exhibits:

Exhibit Number     Description

3(a)	Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).**

3(b)	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).**

4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1 [SEC File No. 33-21654]).**

4(b)	Certificate of Designation of the Class A Redeemable Preferred Stock (Incorporated by reference to Exhibit 4(d) of the Annual Report on Form 10-K for the year ended December 31, 1994).**

4(c) -	Certificate of Designation of Class B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4(e) of the Annual Report on Form 10-K for the year ended December 31, 1996).**

4(d)	Amended and Restated Registration Rights Agreement dated January 10, 2003 by and among the Corporation, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.*

4(e)	Definitive 14C information statement regarding a one-for-two Reverse Stock Split. (Incorporated by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the year ended December 31, 2001).**

9(a)
Amended and Restated Shareholders’ Agreement dated November 25, 2002 by and among the Corporation, Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., Jack L. Brozman and the Robert F. Brozman Trust under Agreement dated December 28, 1989.*

Part IV - p1

Exhibit Number     Description

10(a) --
Second Amended and Restated Concorde Career Colleges, Inc. 1988 Incentive Stock Option Plan, dated May 4, 1989 (Incorporated by reference to Exhibit 10 (a) to Pre-effective Amendment No. 1 to Registration Statement on Form S-1 [SEC File No. 33-30002]).**

10(b)(i) --
Concorde Career Colleges, Inc. 1998 Incentive Stock Option Plan, dated May 29, 1998 (Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 1998).**

10(b)(ii)--
Concorde Career Colleges, Inc 2000 Long Term Executive Compensation Plan, dated May 25, 2000 (Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2000).**

10(b)(iii)--
Concorde Career Colleges, Inc. 2002 Long Term Executive Compensation Plan (Incorporated by reference to Exhibit B of the Definitive Information Statement on Form DEF 14C filed with the SEC on April 1, 2002).**

10(b)(iv)--
Concorde Career Colleges, Inc. 2003 Long Term Executive Compensation Plan (Incorporated by reference to Exhibit B of the Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 9, 2003).**

10(b)(v)--	Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit A of the Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 9, 2003).**

10(c) --
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

21	Subsidiaries of Registrant.**

31-1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31-2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32-1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32-2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed Herewith.
** Previously filed.

Part IV - p2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCORDE CAREER COLLEGES, INC.

Date: March 15, 2005	By:	/s/ Jack L. Brozman

Chairman of the Board

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature          Date

/s/ JACK L. BROZMAN	March 15, 2005

Jack L. Brozman (Chairman of the Board, Chief Executive Officer, President, Treasurer and Director)

/s/ PAUL R. GARDNER	March 15, 2005

Paul R. Gardner (Vice President, Chief Financial Officer, and Principal Accounting Officer)

/s/ JAMES R. SEWARD	March 15, 2005

James R. Seward (Director)

/s/ THOMAS K. SIGHT	March 15, 2005

Thomas K. Sight (Director)

/s/ JANET M. STALLMEYER	March 15, 2005

Janet M. Stallmeyer (Director)

/s/ DAVID L. WARNOCK	March 15, 2005

David L. Warnock (Director)

Part IV - p3

Exhibit 31-1
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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date: March 15, 2005

/s/ Jack L. Brozman
Jack L. Brozman, Chief Executive Officer

Part IV -p4

Exhibit 31-2
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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 15, 2005

/s/ Paul R. Gardner
Paul R. Gardner, Vice President, Chief Financial Officer

Part IV - p5

(Exhibit 32-1)
CONCORDE CAREER COLLEGES, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Concorde Career Colleges, Inc. (the “Company”) on Form 10-K for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack L. Brozman, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack L. Brozman

Jack L. Brozman, Chief Executive Officer
Concorde Career Colleges, Inc.
March 15, 2005

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

Part IV - p6

(Exhibit 32-2)
CONCORDE CAREER COLLEGES, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Concorde Career Colleges, Inc. (the “Company”) on Form 10-K for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack L. Brozman, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul R. Grdner

Paul R. Gardner, Chief Financial Officer
Paul R. Gardner, Chief Financial Officer
Concorde Career Colleges, Inc.
March 15, 2005

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

Part IV - p7