Form 10-Q
period 2005-05-05
CONCORDE CAREER COLLEGES INC
filed 2005-05-05
CIK 832483

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005                             Commission File No. 0-16992

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
                                 Yes     X           No _____

As of April 12, 2005 Concorde Career Colleges, Inc. had 5,977,967 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

                                                                         Page

Item 1. Financial Statements

    Notes to Condensed Consolidated Financial Statements

PART II - OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

Notes to Financial Statements

Note 1:

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K that was filed by the Company with the Commission on March 15, 2005 (the “2004 Form 10-K”) incorporated herein by reference.

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

Note 2:

Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents (if dilutive) arising from stock options.

Note 3:

On February 27, 2003 the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 22, 2003. The Compensation Plan provides an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board of Directors. On March 14, 2005, the Board of Directors unanimously approved, subject to shareholder approval, an amendment to the Compensation Plan increasing the common stock available through the Compensation Plan to 450,000 shares, an increase of 250,000 shares.

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of March 31, 2005, an aggregate 16,541 shares remain available to be granted pursuant to the 1998, 2000, 2002 and 2003 option plans.

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

	Three Months Ended March 31,
	2005	2004
Net income as reported	$406,000	$1,304,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	276,000	197,000
Pro forma net income	$130,000	$1,107,000

Income per share
Basic - as reported	$ .07	$ .22
Basic - pro forma	$ .02	$ .19
Diluted - as reported	$ .06	$ .20
Diluted - pro forma	$ .02	$ .17

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)" or the “standard”). The standard requires expensing of stock options and other share-based payments beginning in 2006, and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. Public companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period. The FASB does not specify a preference for using a closed form valuation method (such as Black Scholes Merton) or a lattice method (such as a binomial model). The Company is required to implement the standard as of January 1, 2006. Transition provisions set forth by SFAS 123(R) include the “modified prospective” method and “modified retrospective” method. The Company has not estimated the financial impact of this new regulation but believes it will have a material effect on the Company’s financial statements.

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2005	December 31, 2004
Current Assets:	(unaudited)
Cash and cash equivalents............................................................................	$13,562,000	$ 12,676,000
Restricted short-term investments................................................................	371,000	367,000
Short-term investments..................................................................................	6,818,000	6,570,000
Receivables
Accounts and notes receivable................................................................	28,017,000	24,259,000
Allowance for uncollectible accounts and notes...................................	(1,991,000)	(2,039,000)
Net receivables.......................................................................................	26,026,000	22,220,000
Recoverable income taxes..............................................................................	602,000	1,197,000
Deferred income taxes....................................................................................	1,174,000	992,000
Supplies and prepaid expenses.....................................................................	2,440,000	2,803,000
Total current assets...............................................................................	50,993,000	46,825,000

Fixed Assets, Net................................................................................................	9,731,000	9,896,000

Other Assets:
Notes receivable..............................................................................................	2,346,000	1,709,000
Allowance for uncollectible notes................................................................	(798,000)	(586,000)
Net long-term notes receivable.................................................................	1,548,000	1,123,000
Goodwill............................................................................................................	954,000	954,000
Intangible, net..................................................................................................	93,000	111,000
Total other assets..................................................................................	2,595,000	2,188,000
	$63,319,000	$58,909,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005	December 31, 2004
Current Liabilities:	(unaudited)
Deferred revenues........................................................................................	$ 28,057,000	$ 24,582,000
Accrued salaries and wages.......................................................................	2,309,000	1,830,000
Accounts payable........................................................................................	3,897,000	3,638,000
Accrued liabilities.........................................................................................	1,739,000	1,780,000
Total current liabilities............................................................................	36,002,000	31,830,000

Long-Term Liabilities:
Deferred rent..................................................................................................	1,832,000	1,874,000
Deferred Income Taxes.................................................................................	882,000	1,041,000
Total long-term liabilities.........................................................................	2,714,000	2,915,000
Stockholders’ Equity
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,325,726 shares issued and 5,977,967 shares outstanding at March 31, 2005 and 6,318,573 shares issued and 5,970,755 shares outstanding at December 31, 2004....................	633,000	632,000
Capital in excess of par.................................................................................	14,668,000	14,636,000
Retained earnings..........................................................................................	11,282,000	10,876,000
Less treasury stock, 347,759 shares in 2005 and 347,818 shares in 2004, at cost...............................................................................	(1,980,000)	(1,980,000)
Total stockholders’ equity...................................................................	24,603,000	24,164,000
	$ 63,319,000	$ 58,909,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March, 31
	2005	2004
Net Revenue............................................................................................	$20,301,000	$20,375,000
Costs and Expenses:
Instruction costs and services.....................................................	6,531,000	6,456,000
Selling and promotional.................................................................	3,498,000	2,653,000
General and administrative............................................................	9,169,000	8,395,000
Provision for uncollectible accounts...........................................	564,000	779,000
Total Expenses	19,762,000	18,283,000
Operating Income....................................................................................	539,000	2,092,000
Interest and Other Non-Operating Income.........................................	126,000	46,000
Income Before Provision For Income Taxes.......................................	665,000	2,138,000
Provision For Income Taxes..................................................................	259,000	834,000
Net Income...............................................................................................	$406,000	$1,304,000
Weighted Average Shares Outstanding:
Basic.................................................................................................	5,976,000	5,983,000
Diluted..............................................................................................	6,286,000	6,365,000
Net Income Per Share:
Basic.................................................................................................	$.07	$.22
Diluted..............................................................................................	$.06	$.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows - Operating Activities:
Net Income..................................................................................................	$406,000	$1,304,000
Adjustment to reconcile net income to net cash provided by operating activities ---
Depreciation and amortization..................................................................	537,000	451,000
Provision for uncollectible accounts.......................................................	564,000	779,000
Provision for deferred income taxes.........................................................	(341,000)
Leasehold improvement incentives received.........................................	90,000	1,070,000
Change in assets and liabilities --
(Increase) in receivables, net....................................................................	(4,795,000)	(3,978,000)
Increase in deferred revenue....................................................................	3,475,000	2,498,000
Increase in income taxes payable............................................................	595,000	661,000
Increase in accounts payable, accrued expenses and other...............	970,000	127,000
Total adjustments.................................................................................	1,095,000	1,608,000
Net operating activities.......................................................................	1,501,000	2,912,000
Cash Flows-Investing Activities:
Purchase of short term investments.......................................................	(252,000)	(489, 000)
Acquisition of intangible assets.............................................................	(13,000)
Capital expenditures..................................................................................	(383,000)	(3,126,000)
Net investing activities........................................................................	(648,000)	(3,615,000)
Cash Flows-Financing Activities:
Stock purchase plan..................................................................................	30,000	28,000
Stock options exercised............................................................................	3,000	42,000
Net financing activities........................................................................	33,000	70,000
Net Increase (Decrease) in Cash and Cash Equivalents.............................	886,000	(633,000)
Cash and Cash Equivalents at Beginning of Period....................................	12,676,000	17,250,000
Cash and Cash Equivalents at End of Period...............................................	$13,562,000	$16,617,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For Income Taxes...........................................	$5,000	$173,000
Accounts receivable for reimbursement of amounts expended on leasehold improvements.....................................................................................................		$217,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2004	$632,000	$14,636,000	$10,876,000	$(1,980,000)	$24,164,000

Net Income			406,000		406,000
Stock Options Exercised	1,000	2,000			3,000
Employee Stock Purchase Plan		30,000			30,000
BALANCE, March 31, 2005	$633,000	$14,668,000	$11,282,000	$(1,980,000)	$24,603,000

BALANCE, December 31, 2003	$625,000	$14,236,000	$6,954,000	$(1,152,000)	$20,663,000

Net Income			1,304,000		1,304,000
Stock Options Exercised	3,000	39,000			42,000
Employee Stock Purchase Plan		28,000			28,000
BALANCE, March 31, 2004	$628,000	$14,303,000	$8,258,000	$(1,152,000)	$22,037,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

	Three Months Ended March 31,
	2005	2004
Revenue.................................................................	100.0%	100.0%
Operating Expenses:
Instruction costs and services...................	32.2	31.7
Selling and promotional...............................	17.2	13.0
General and administrative..........................	45.1	41.2
Provision for uncollectible accounts.........	2.8	3.8
Total operating expenses............................	97.3	89.7
Operating income..................................................	2.7	10.3
Other non-operating income...............................	0.6	0.2
Income before provision for income taxes........	3.3	10.5
Provision for income taxes..................................	1.3	4.1
Net income.............................................................	2.0%	6.4%

Executive Summary

The Company’s leads (inquiries for enrollment) increased 11.3% for the quarter ended March 31, 2005 compared to the same quarter in 2004. The Company was unable to convert leads into enrollments at the same overall rate (conversion rate) as 2004 resulting in fewer enrollments for the quarter ended March 31, 2005. The Company changed its advertising mix during 2004 spending a greater percentage of overall advertising dollars on Internet advertising. Internet advertising was 15.2% of the advertising expense in the first quarter of 2005 compared to 9.2% in 2004. Internet leads were 41.6% of the total leads in 2005 compared to 27.3% in 2004. Leads from Internet advertising had a lower conversion rate than other forms of advertising. The Company believes conversion rates for Internet leads can be increased with additional training; however, the Company believes Internet leads will not have the same conversion rates as television and newspaper. Television leads were 13.1% of the total leads for the first quarter of 2005 compared to 16.9% for the first quarter of 2004. The Company also has one program that received state board programmatic provisional accreditation extension due to pass rates at one Campus. The result of the probation was a reduction during the first quarter of 2005 of 96 enrollments, as further discussed below. The Company believes that it has made appropriate changes to increase pass rates to an acceptable level in the future; however, there is no assurance that the state board will approve additional enrollments in the future. Higher expenses negatively impacted the Company’s performance. Payroll increased as the Company added staff throughout 2004 and 2005 for the new programs it implemented. The Company changed its management structure in the last quarter of 2004 to provide additional support and training to its Campuses. Management believes this structure creates the framework that will allow the Company to improve operational results of existing campuses through training and oversight and pursue future growth opportunities.

(The remainder of this page was left intentionally blank.)

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. As of March 31, 2005, the Company operated campuses at 12 locations in seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 79% of cash receipts from such funds for the year ended December 31, 2004.

The Company’s strategy over the next several years is to grow revenue primarily by increasing the number of programs offered at each of its twelve campuses. Programs that are currently being offered by the Company will be transplanted to other campuses. Campuses currently offer an average of six of the Company’s twelve primary programs. The Company has experience teaching each of the programs targeted for transplant, however due to regulatory requirements each transplanted program must receive its own regulatory approvals before being offered at a campus. The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

The Company has invested capital expenditures to improve and expand facilities in 2003 and 2004. Additional space was added at all of the Company’s locations. Five Campuses were moved to larger facilities in the past two years, San Bernardino, California in February 2003, Arlington, Texas in June 2003, San Diego, California in January 2004, Denver, Colorado in March 2004, and Portland, Oregon in September 2004. Capital expenditures to improve facilities and equipment were $1,842,000 in 2002, $3,731,000 in 2003, $6,147,000 in 2004, and $383,000 for the first three months of 2005. The Company anticipates that 2005 capital expenditures will decrease as the Company has completed most of its major projects.

The addition of classrooms and upgraded facilities has provided the Company the space to expand program offerings at its Campuses. Two programs were added in the first quarter of 2005, and the Company anticipates adding a total of ten programs in 2005.

The Company has traditionally relied primarily on television and newspaper advertising to generate leads from prospective students. The Company increased the portion of advertising expense dedicated to the Internet beginning in the fourth quarter of 2003. Internet advertising was 15.2% of the advertising expense in 2005 compared to 9.2% in 2004. Internet leads were 41.6% of the total leads in 2005 compared to 27.3% in 2004.

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

The Company had a reduction in enrollments in one clinical program at one campus due to state board programmatic provisional approval beginning with the second quarter of 2004. The Company received notification in May 2004 that the program would not be allowed to enroll additional students until yearly average minimum pass rates on the licensure examination for graduates were within acceptable levels as required by the state board. As a result the campus will not enroll students in the program without obtaining state board approval. The company believes that it has made appropriate changes to increase pass rates to an acceptable level. However, there can be no assurance that the state board will approve additional enrollments in the future and the board may require the Company to terminate the program. This change reduced potential enrollments by approximately 48 students in the second quarter, 48 in the third quarter, and 48 in the fourth quarter of 2004. It also reduced potential enrollments by approximately 96 students in the first quarter of 2005.

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

The Company classifies programs in three general categories; clinical, core and other. Clinical programs (Surgical Technology, Respiratory Therapy, Radiologic Technology, and Practical/Vocational Nurse) are generally 12 to 15 months in length. The weekend Vocational Nursing program and Radiological Technician are longer, 18 and 24 months respectively. Clinical programs utilize clinical training that occurs in a hospital or medical facility. Core programs (Medical Assistant, Dental Assistant, Massage Therapy, Medical Office Management, and Insurance Coding and Billing Specialist) are generally 9 to 12 months in length and utilize an externship immediately prior to graduation. Externships occur in medical offices, dental offices, medical and dental clinics, medical facilities, and hospitals. The remaining programs are similar in nature to the core programs but are not currently offered in as many campuses as the core programs.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2004

Student enrollments decreased 6.5% to 2,502 for the three months ended March 31, 2005 compared to 2,675 in 2004. Student population decreased 8.2% to 5,850 at March 31, 2005 compared to 6,371 at March 31, 2004. Enrollments increased 28 as a result of two programs that were added in the first quarter of 2005. Enrollments decreased 96 at one Campus due to a state board programmatic provisional approval. The remaining decrease of 105 enrollments was a result of decreased enrollments in current programs. Average student population for the three months ending March 31, 2005 decreased 9.0% to 5,711 compared to 6,276 for the same period in 2004.

Net income of $406,000 was recorded for the three months ended March 31, 2005 compared to $1,304,000 in 2004. Every operating expense category with the exception of provision for uncollectible accounts increased in 2005 compared to 2004.

Revenue decreased 0.4% or $74,000 to $20,301,000 for the three months ended March 31, 2005 compared to $20,375,000 for the same period in 2004. Revenue decreased due to decreased student enrollments and decreased average student population compared to 2004. A 9.5% tuition increase compared to the same period in 2004 offset the decrease in enrollment and average student population.

Instruction Costs and Services - increased 1.2% or $75,000 to $6,531,000 compared to $6,456,000 in 2004. The increase was a result of increased salary expense compared to 2004. Salaries increased $385,000 due to higher wages and an increase in the number of staff. The Company added additional instructional staff for program transplants that occurred in 2004 and in anticipation of program transplants for 2005. Textbooks, uniforms, and classroom supplies accounted for the offsetting decrease.

Selling and Promotional -increased 31.9% or $845,000 to $3,498,000 compared to $2,653,000 in 2004. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2004. Television expense increased $162,000, newspaper expense increased $224,000 and Internet expense increased $214,000 compared to 2004.

General and Administrative - increased 9.2% or $774,000 to $9,169,000 compared to $8,395,000 in 2004. Payroll increased $362,000 compared to 2004. Additional employees due to more programs and higher wages in general were factors in the increase. Health insurance expense increased $289,000 due to increased claims, administrative expenses and additional employees participating in the health plan. Outside services expense increased $272,000. The increase is primarily a result of student surveys that were conducted at the campuses.

Provision for Uncollectible Accounts - decreased $215,000 to $564,000 compared to $779,000 in 2004. Students that dropped from their program of study as a percentage of population decreased to 5.6% in 2005 from 5.7% at March 31, 2004. Accounts receivable due from dropped students is generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods.

Interest and Other Non-Operating Income - increased to $126,000 for the quarter ended March 31, 2005 compared to $46,000 in 2004. The Company maintains its cash and temporary investments in short term highly liquid accounts including certificates of deposit and money markets.

Provision for Income Taxes - a tax provision of $259,000 or 39.0% of pretax income was recorded for the quarter ended March 31, 2005 compared to $834,000 or 39.0% in 2004.

EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 5,976,000 in 2005 from 5,983,000 in 2004. Common shares decreased due to the purchase of treasury stock in 2004. Basic income per share was $.07 in 2005 compared with $.22 in 2004. Diluted weighted average common shares outstanding decreased to 6,286,000 in 2005 from 6,365,000 in 2004. The average common shares decreased due to the purchase of treasury stock in 2004. Diluted income per share was $.06 for the quarter ended March 31, 2005 compared with $.20 for 2004.

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

Other
The Company entered into a $371,000 letter of credit with Commerce Bank in March 2005. The letter of credit is used to secure workers compensation claims for the Company’s worker’s compensation insurance from April 1, 2005 through March 31, 2006. The letter of credit is secured by certificates of deposit in the same amount that expire on March 31, 2006.

The Company changed its worker’s compensation insurance plan from a guaranteed cost plan to a high deductible plan effective April 1, 2004. The high deductible plan requires the Company to pay all worker’s compensation claims for the plan year as they are incurred up to certain limits in addition to a premium paid to the insurance carrier for claims processing and administrative costs. The Company will pay individual claims up to $250,000 with an annual aggregate deductible of $1,250,000. The previous plan required the Company to pay premiums to its insurance carrier for all estimated costs of the worker’s compensation insurance with the carrier assuming all risk for individual claims with no deductible. The Company believes that by assuming the risk associated with the new plan that it will reduce the overall cost associated with worker’s compensation insurance for current and future periods. The Company’s worker’s compensation claims for any of the prior four years have not exceeded $367,000 and in most years have been significantly below this amount. The Company reduced its insurance expense $96,000 in the first quarter of 2005 compared to the same period in 2004 as a result of the new worker’s compensation insurance and reduced worker’s compensation claims.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of March 31, 2005:

Year Ending December 31,	Facility Operating Leases	Other Operating Lease	Capital Asset Obligations	Purchase Obligations
2005 (remainder of year)	$ 3,802,000	$ 5,000	$ 75,000	$ 380,000
2006	4,840,000	---	---	184,000
2007	4,541,000	---	---	82,000
2008	4,515,000	---	---	---
2009	4,479,000	---	---	---
Thereafter	24,694,000	---	---	---
Total	$ 46,871,000	$ 5,000	$ 75,000	$ 646,000

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

Cash Flows and Other

Cash provided by operating activities was $1,501,000 for the three months ended March 31, 2005 compared with $2,912,000 in 2004. Cash flows from operating activities decreased primarily due to a decrease in net income of $898,000 and decreased leasehold improvement incentives of $980,000.

Cash used by investing activities was $648,000 for the three months ended March 31, 2005 compared to $3,615,000 in 2004. Capital expenditures decreased $2,743,000 in 2005 compared to 2004. The Company purchased $252,000 in short term investments in 2005 compared to $489,000 in 2004. Capital expenditures decreased as the Company has no scheduled campus moves at this time.

Cash provided by financing activities was $33,000 for the three months ended March 31, 2005 compared with $70,000 in 2004. The primary difference is that there were fewer stock options exercised in 2005 compared to 2004.

The Board approved a 500,000 shares repurchase program in August 2000. The Board approved a 500,000 share increase to its repurchase program in November 2004. The authorization increased the total repurchase program to 1,000,000 shares. As of March 31, 2005, the Company had repurchased a total 335,735 shares at an average price of $5.73 pursuant to the plan. The Company purchased 19,900 shares during 2002 at an average price of $11.18, 2,800 shares during 2003 at an average price of $12.52, and 56,800 shares at an average price of $14.57 in 2004. The Company has not purchased any shares in 2005. The share repurchase plan remains in effect.

On February 27, 2003, the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 22, 2003. The Compensation Plan provides an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board of Directors. On March 14, 2005 the Board of Directors unanimously approved, subject to shareholder approval, an amendment to the Compensation Plan increasing the common stock available through the Compensation Plan to 450,000 shares, an increase of 250,000 shares.

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of March 31, 2005, 16,541 shares remain available to be granted with the 1998, 2000, 2002, and 2003 option plans.

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

The Company meets its working capital, capital equipment purchases and cash requirements with funds generated internally. Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements. However, cash flows are dependent on the Company’s ability to maintain Title IV eligibility, maintain demand for programs and minimize uncollectible accounts receivable through effective collections and improved retention.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificates of deposit and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from 1.22% to 2.85% at March 31, 2005. As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s exposure to fluctuations in the interest rates for its money market accounts and certificates of deposit is minimal.

Item 4. Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at March 31, 2005, and during the period prior to and including the date of this report. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting, except that we: improved segregation of duties relating to processing checks and adding new vendors in the master accounts payable file; revised documentation and retention standards for management’s review of documents including certain invoices, payroll reports, employee change forms and requisitions for capital expenditures and inventory; revised documentation and retention standards for reconciliation of fixed assets and certain accrued liabilities; and improved controls over vendor credits, reporting credit balances in accounts receivable, interest in contributions to the Perkins Loan Program, disposal of property, leasehold improvements and verification of revenue charges.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
                         Issuer Purchases of Equity Securities:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under this Program
January 1, 2005 - January 31, 2005	----	----	----	664,265
February 1, 2005- February 28, 2005	----	----	----	664,265
March 1, 2005 - March 31, 2005	----	----	----	664,265
Total	----		----

(1)
On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. On November 2, 2004, the Company announced that the Board of Director’s increased the stock repurchase authorization by an additional 500,000 shares which increased the plan to a total of 1,000,000 shares. As of March 31, 2005, the Company had acquired 335,735 shares at an average price of $5.73.

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

                                    DATED: May 5, 2005

                                            By: /s/ Jack L. Brozman
                                                  Jack L. Brozman, Chief Executive Officer

                                            By: /s/ Paul R. Gardner
                                                   Paul R. Gardner, Chief Financial Officer

(The remainder of this page was left intentionally blank.)

(EXHIBIT 11)
CONCORDE CAREER COLLEGES, INC.
COMPUTATION OF EARNINGS PER SHARE (EPS)

	Basic EPS Three Months Ended March 31,		Diluted EPS Three Months Ended March 31,
	2005	2004	2005	2004
Weighted average shares outstanding	5,976,000	5,983,000	5,976,000	5,983,000
Options			310,000	382,000
Adjusted weighted average shares	5,976,000	5,983,000	6,286,000	6,365,000

Net income available to common shareholders	$406,000	$1,304,000	$406,000	$1,304,000
Net income per share	$.07	$.22	$.06	$.20

(The remainder of this page was left intentionally blank.)

Exhibit 31-1

I, Jack L. Brozman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Concorde Career Colleges, Inc.;

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

Date: May 5, 2005

/s/ Jack L. Brozman
Jack L. Brozman, Chief Executive Officer

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

Date: May 5, 2005

/s/ Paul R. Gardner
Paul R. Gardner, Vice President, Chief Financial Officer

(Exhibit 32-1)
CONCORDE CAREER COLLEGES, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Concorde Career Colleges, Inc. (the “Company”) on Form 10-Q for the year ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack L. Brozman, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack L. Brozman

Jack L. Brozman, Chief Executive Officer
Concorde Career Colleges, Inc.
May 5, 2005

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
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Concorde Career Colleges, Inc. (the “Company”) on Form 10-Q for the year ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack L. Brozman, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul R. Gardner

Paul R. Gardner, Chief Financial Officer
Concorde Career Colleges, Inc.
May 5, 2005

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