Form 10-Q
period 2005-08-04
CONCORDE CAREER COLLEGES INC
filed 2005-08-05
CIK 832483

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005                                Commission File No. 0-16992

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

As of July 16, 2005 Concorde Career Colleges, Inc. had 6,000,093 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1. Financial Statements
Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

PART II - OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

Notes to Financial Statements

Note 1:

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K that was filed by the Company with the Commission on March 15, 2005 (the “2004 Form 10-K”).

The information included in these interim financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the financial position, results of operations and cash flows of the periods presented. Annualization of amounts in these interim financial statements may not necessarily be indicative of the actual operating results for the full year.

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

Note 3:

On February 27, 2003 the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 22, 2003. The Compensation Plan provided an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board of Directors. On March 14, 2005, the Board of Directors unanimously approved, subject to shareholder approval, an amendment to the Compensation Plan increasing the common stock available through the Compensation Plan to 450,000 shares, an increase of 250,000 shares. The shareholders approved the amended Plan on May 26, 2005

The Company has additional incentive stock option plans (the “2002 Option Plan,”“2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of June 30, 2005, an aggregate 251,191 shares remain available to be granted pursuant to the 1998, 2000, 2002 and 2003 option plans. As of June 30, 2005, unexercised stock options outstanding were 685,277 compared with 590,018 outstanding as of June 30, 2004.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,282,000	$2,501,000	$876,000	$1,197,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	563,000	401,000	287,000	200,000
Pro forma net income	$719,000	$2,100,000	$589,000	$997,000

Income per share
Basic - as reported	$ .21	$ .42	$ .15	$ .20
Basic - pro forma	$ .12	$ .35	$ .10	$ .17
Diluted - as reported	$ .21	$ .39	$ .14	$ .19
Diluted - pro forma	$ .12	$ .33	$ .09	$ .16

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)" or the “standard”). The standard requires expensing of stock options and other share-based payments no later than the first annual reporting period beginning after June 15, 2005. SFAS 123(R) supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. Public companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period. The FASB does not specify a preference for using a closed form valuation method (such as Black Scholes Merton) or a lattice method (such as a binomial model). The Company is required to implement the standard as of January 1, 2006. Transition provisions set forth by SFAS 123(R) include the “modified prospective” method and “modified retrospective” method. The Company has not estimated the financial impact of this new regulation but believes it will have a material effect on the Company’s financial statements.

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2005	December 31, 2004
Current Assets:	(unaudited)

Cash and cash equivalents	$13,004,000	$12,676,000
Short-term investments	6,839,000	6,570,000
Receivables
Accounts and notes receivable	30,613,000	24,259,000
Allowance for uncollectible accounts and notes	(1,882,000)	(2,039,000)
Net receivables	28,731,000	22,220,000
Recoverable income taxes		1,197,000
Deferred income taxes	807,000	992,000
Supplies and prepaid expenses	2,989,000	2,803,000
Total current assets	52,370,000	46,458,000

Fixed Assets, Net	9,649,000	9,896,000

Other Assets:
Notes receivable	3,780,000	1,709,000
Allowance for uncollectible notes	(1,059,000)	(586,000)
Net long-term notes receivable	2,721,000	1,123,000
Goodwill	954,000	954,000
Intangible, net	60,000	111,000
Restricted investments	371,000	367,000
Total other assets	4,106,000	2,555,000
	$66,125,000	$58,909,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
Current Liabilities:	(unaudited)

Deferred revenues	$30,660,000	$24,582,000
Accrued salaries and wages	1,685,000	1,830,000
Accounts payable	3,418,000	3,638,000
Accrued liabilities	1,880,000	1,780,000
Accrued income taxes payable	271,000
Total current liabilities	37,914,000	31,830,000

Long-Term Liabilities:
Deferred rent	1,942,000	1,874,000
Deferred Income Taxes	579,000	1,041,000
Total long-term liabilities	2,521,000	2,915,000

Stockholders’ Equity
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,345,701 shares issued and 5,997,942 shares outstanding at June 30, 2005 and 6,318,573 shares issued and 5,970,755 shares outstanding at December 31, 2004	635,000	632,000
Capital in excess of par	14,877,000	14,636,000
Retained earnings	12,158,000	10,876,000
Less treasury stock, 347,759 shares in 2005 and 347,818 shares in 2004, at cost	(1,980,000)	(1,980,000)
Total stockholders’ equity	25,690,000	24,164,000
	$66,125,000	$58,909,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net Revenue	$41,606,000	$41,002,000	$21,305,000	$20,627,000
Costs and Expenses:
Instruction costs and services	13,291,000	12,907,000	6,760,000	6,451,000
Selling and promotional	6,901,000	5,456,000	3,403,000	2,803,000
General and administrative	18,067,000	16,894,000	8,898,000	8,499,000
Provision for uncollectible accounts	1,544,000	1,734,000	980,000	955,000
Total Expenses	39,803,000	36,991,000	20,041,000	18,708,000
Operating Income	1,803,000	4,011,000	1,264,000	1,919,000
Interest and Other Non-Operating Income	276,000	90,000	150,000	44,000
Income Before Provision For Income Taxes	2,079,000	4,101,000	1,414,000	1,963,000
Provision For Income Taxes	797,000	1,600,000	538,000	766,000
Net Income	$1,282,000	$2,501,000	$876,000	$1,197,000
Weighted Average Shares Outstanding:
Basic	5,984,000	5,987,000	5,991,000	5,990,000
Diluted	6,252,000	6,349,000	6,230,000	6,330,000
Net Income Per Share:
Basic	$.21	$.42	$.15	$.20
Diluted	$.21	$.39	$.14	$.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows - Operating Activities:
Net Income	$1,282,000	$2,501,000
Adjustment to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,083,000	953,000
Provision for uncollectible accounts	1,544,000	1,734,000
Provision for deferred income taxes	(277,000)	----
Leasehold improvement incentives received	266,000	1,287,000
Change in assets and liabilities --
(Increase) in receivables, net	(9,653,000)	(2,559,000)
Increase (Decrease) in deferred revenue	6,078,000	(130,000)
Increase (Decrease) in income taxes payable/receivable	1,468,000	(414,000)
Increase (Decrease) in accounts payable, accrued expenses and other	(559,000)	(1,716,000)
Total adjustments	(50,000)	(845,000)
Net operating activities	1,232,000	1,656,000
Cash Flows-Investing Activities:
Acquisition of intangible assets	(13,000)	-----
Purchase of short-term investments	(273,000)	(860,000)
Capital expenditures	(862,000)	(2,276,000)
Net investing activities	(1,148,000)	(3,136,000)
Cash Flows-Financing Activities:
Stock purchase plan	53,000	56,000
Stock options exercised, including tax benefit	191,000	54,000
Net financing activities	244,000	110,000
Net Increase (Decrease) in Cash and Cash Equivalents	328,000	(1,370,000)
Cash and Cash Equivalents at Beginning of Period	12,676,000	17,250,000
Cash and Cash Equivalents at End of Period	$13,004,000	$15,880,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For Income Taxes:	$40,000	$2,015,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Treasury Stock	Total
BALANCE, December 31, 2004	$632,000	$14,636,000	$10,876,000	$(1,980,000)	$24,164,000
Net Income			1,282,000		1,282,000
Stock Options Exercised, Including Tax Benefit	3,000	188,000			191,000
Employee Stock Purchase Plan		53,000			53,000
BALANCE, June 30, 2005	$635,000	$14,877,000	$12,158,000	$(1,980,000)	$25,690,000

BALANCE, December 31, 2003	$625,000	$14,236,000	$6,954,000	$(1,152,000)	$20,663,000
Net Income			2,501,000		2,501,000
Stock Options Exercised	3,000	51,000			54,000
Employee Stock Purchase Plan		56,000			56,000
BALANCE, June 30, 2004	$628,000	$14,343,000	$9,455,000	$(1,152,000)	$23,274,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents certain consolidated statement of operations items as a percentage of net revenue for periods indicated.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net Revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Instruction costs and services	32.0	31.5	31.7	31.3
Selling and promotional	16.6	13.3	16.0	13.6
General and administrative	43.4	41.2	41.8	41.2
Provision for uncollectible accounts	3.7	4.2	4.6	4.6
Total operating expenses	95.7	90.2	94.1	90.7
Operating income	4.3	9.8	5.9	9.3
Other non-operating income	0.7	0.2	0.7	0.2
Income before provision for income taxes	5.0	10.0	6.6	9.5
Provision for income taxes	1.9	3.9	2.5	3.7
Net income	3.1%	6.1%	4.1%	5.8%

Executive Summary

The Company changed its advertising mix beginning with the fourth quarter of 2003 spending a greater percentage of overall advertising dollars on Internet advertising. Internet advertising was 17.2% of the advertising expense for the six months ended June 30, 2005 compared to 10.1% in 2004.

The Company’s leads (inquiries for enrollment) increased 19.1% for the six months ended June 30, 2005 and 27.6% for the quarter compared to the same periods in 2004. Enrollments increased due to additional leads; however, the Company had lower overall rates of conversion from lead into enrollment (“conversion rate”) during 2005 as compared to the first six months of 2004.

Internet leads were 42.2% of the total leads for the six months ended June 30, 2005 compared to 29.1% in 2004. Leads from Internet advertising had a lower conversion rate than other forms of advertising. The Company believes conversion rates for Internet leads can be increased with additional training; however, the Company believes Internet leads will not have the same conversion rates as television and newspaper. Television leads were 12.1% of the total leads for the six months ended June 30, 2005 compared to 16.5% for the same period in 2004.

The Company’s net income decreased for the six months ended June 30, 2005 compared to the same period in 2004 due to additional expenses and lower average student population. Payroll and advertising expense represented the largest dollar increases compared to 2004. Payroll increased as staff was added for new programs during the last six months of 2004 and first six months of 2005. In addition new corporate positions were added during the fourth quarter of 2004 as the Company restructured reporting and oversight of its campuses. Advertising expense increased as the Company purchased additional television, newsprint and internet advertising to improve lead flow and increase enrollment. Enrollments increased compared to 2004; however, average population decreased due to lower student population at the beginning of the year compared to the prior year. The beginning student population was 5,148 at January 1, 2005 compared with 5,732 at January 1, 2004. The average population decrease was offset by a tuition increase that resulted in increased revenue.

The North Hollywood, California Campus Vocational Nurse program received an extension of its provisional accreditation. The program received provisional accreditation due to low Vocational Nurse License exam pass rates. The program remains on provisional accreditation; however, the Board of Vocational Nursing and Psychiatric Technicians, the (“BVNPT”), approved admission of 30 students for a June 2005 start. All future class starts must be pre-approved by the BVNPT. Approximately 25 students enrolled in the June 2005 class. The Company believes that it has made appropriate changes to maintain pass rates to an acceptable level in the future; however, there is no assurance that the BVNPT will approve additional enrollments in the future.

         The Company has many students that are unable to finance their education through private loans and are unable to fully fund their education with federal loans and grants. The Company has maintained a policy of providing internal payment plans for students that need assistance. The Company extended the length of payment plans for its students beginning in the first quarter of 2005. The payment plans now allow a student to defer some of the cost of education for a longer period after completion of their program of study. The Company’s prior internal payment plans were generally limited to the program length plus six months and required the student to make payments while in school. The Company’s new payment plan structure allows the campus to offer payment plans up to five years in length. Students are required to make payments while attending school. If the new payment plans continue for an extended period of time the Company could see its accounts receivable and provision for uncollectible accounts increase in future periods. The Company continues to evaluate external sources of private loans and funds for students.

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs in the allied health field. The Company operated campuses at 12 locations in seven states (the “Campuses”) as of June 30, 2005. The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 79% of cash receipts from such funds for the year ended December 31, 2004.

The Company’s near term strategy is to grow revenue primarily by increasing the number of programs offered at each of its twelve campuses. Programs that are currently being offered by the Company will be transplanted to other campuses. Campuses currently offer an average of six of the Company’s twelve primary programs. The Company has experience teaching each of the programs targeted for transplant, however due to regulatory requirements each transplanted program must receive its own regulatory approvals before being offered at a campus. The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

The Company invested capital expenditures to improve and expand facilities in 2003 and 2004. Additional space was added at all 12 Campuses. Five Campuses were moved to larger facilities in the past two years, San Bernardino, California in February 2003, Arlington, Texas in June 2003, San Diego, California in January 2004, Denver, Colorado in March 2004, and Portland, Oregon in September 2004. Capital expenditures to improve facilities and equipment were $1,842,000 in 2002, $3,731,000 in 2003, $6,147,000 in 2004, and $862,000 for the first six months of 2005. The Company anticipates that 2005 capital expenditures will be below 2002 amounts as the Company has completed most of its major projects.

The addition of classrooms and upgraded facilities has provided the Company the space to expand program offerings at its Campuses. Two programs were added in the first quarter of 2005, and the Company anticipates adding a total of ten programs for the twelve months ending December 31, 2005.

The Company has traditionally relied primarily on television and newspaper advertising to generate leads from prospective students. The Company increased the portion of advertising expense dedicated to the Internet beginning in the fourth quarter of 2003. Internet advertising was 17.2% of the advertising expense in 2005 compared to 10.1% in 2004. Internet leads were 42.2% of the total leads in 2005 compared to 29.1% in 2004.

The Company’s revenue varies based on student enrollment and population. The number of students that attend our Campuses, the number of new enrollments during a fiscal period, student retention rates and general economic conditions impact student population. The introduction of new programs at certain campuses, advertising effectiveness, conversion rates, and student retention are significant factors of student population growth and decline.

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

The Company’s North Hollywood Campus had a reduction in enrollments in nursing due to state board programmatic provisional approval beginning with the second quarter of 2004. The Company received notification in May 2004 that the program would not be allowed to enroll additional students until yearly average minimum pass rates on the licensure examination for graduates were within acceptable levels as required by the state board. The Company was notified in the second quarter of 2005 that it could admit 30 students for a June 2005 start. The Campus enrolled approximately 25 students. The Board has not approved any future admissions. The Company believes that it has made appropriate changes to maintain pass rates above an acceptable level as required by the Board. However, there can be no assurance that the Board will approve additional enrollments in the future and the Board could require the Company to terminate the program. The program restriction reduced potential enrollments approximately 48 in the second quarter of 2004, 48 in the third quarter of 2004, and 48 in the fourth quarter of 2004. It also reduced potential enrollments by approximately 96 students in the first quarter of 2005.

The Company establishes an accounts receivable and a corresponding deferred revenue liability for each student upon commencement of a program of study. The deferred revenue liability, consisting of tuition and non-refundable registration fees, is recognized into income ratably over the length of the program. If a student withdraws from a program, the unearned portion of the tuition for which the student has paid is refunded on a pro-rata basis. Textbook and uniform sales are recognized when they occur. Any unpaid balance due when the student withdraws is generally due directly from the student, not from a federal or state agency. Textbook and uniform sales account for less than 10% of the Company’s revenue.

Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company began extending student payment plans in the first quarter of 2005 and believes accounts receivable and provision for uncollectible accounts may increase as a result of this change.

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2004

Student enrollments increased 3.0% to 4,972 for the six months ended June 30, 2005 compared to 4,829 in 2004. Student population increased 0.7% to 5,794 at June 30, 2005 compared to 5,751 at June 30, 2004. Enrollments for new programs that were started in the last twelve months were 359 for the six months ended June 30, 2005. Enrollments for existing programs decreased 216 for the six months ended June 30, 2005 compared to the same period in 2004. Average student population for the six months ending June 30, 2005 decreased 5.9% to 5,771 compared to 6,136 for the same period in 2004.

Revenue increased 1.5% or $604,000 to $41,606,000 for the six months ended June 30, 2005 compared to $41,002,000 for the same period in 2004. Revenue increased due to a 7.9% tuition increase compared to the same period in 2004 and was offset by lower average student population.

Net income was $1,282,000 for the six months ended June 30, 2005 compared to $2,501,000 in 2004.

        Instruction Costs and Services - increased 3.0% or $384,000 to $13,291,000 compared to $12,907,000 in 2004. The increase was a result of increased salary expense compared to 2004. Salaries increased $735,000 due to higher wages and an increase in the number of staff. The Company added additional instructional staff for program transplants that occurred in 2004 and in anticipation of program transplants for 2005. The Company had 19 additional full time equivalent (“FTE”) employees for the six months ended June 30, 2005 compared to the same period in 2004. Textbooks and classroom materials and supplies accounted for the offsetting decrease.

Selling and Promotional -increased 26.5% or $1,445,000 to $6,901,000 compared to $5,456,000 in 2004. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2004. Television expense increased $221,000, newspaper expense increased $384,000 and Internet expense increased $457,000 compared to 2004.

General and Administrative - increased 6.9% or $1,173,000 to $18,067,000 compared to $16,894,000 in 2004. Payroll increased $802,000 compared to 2004. Additional employees due to the change in the management structure and higher wages in general were factors in the increase. Health insurance expense increased $459,000 due to increased claims, administrative expenses and additional employees participating in the health plan. Outside services expense increased $160,000. The increase is primarily a result of student and faculty satisfaction surveys that were conducted at the campuses. Several categories accounted for the offsetting decrease as the Company continued to focus on expense control.

Provision for Uncollectible Accounts - decreased $190,000 to $1,544,000 compared to $1,734,000 in 2004. Students that dropped from their program of study as a percentage of average population decreased to 5.9% in 2005 from 6.2% at June 30, 2004. Accounts receivable due from dropped students is generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods. The Company began financing some students over longer payment periods during the first quarter of 2005 which may increase the provision for uncollectible accounts in future quarters.

Interest and Other Non-Operating Income - increased to $276,000 for the six months ended June 30, 2005 compared to $90,000 in 2004. The Company maintains its cash and temporary investments in short term highly liquid accounts including certificates of deposit and money markets. The increase is a result of higher interest rates on investments and additional interest from student receivables.

Provision for Income Taxes - a tax provision of $797,000 or 38.3% of pretax income was recorded for the six months ended June 30, 2005 compared to $1,600,000 or 39.0% in 2004.

EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 5,984,000 in 2005 from 5,987,000 in 2004. Common shares decreased due to the purchase of treasury stock in 2004. Basic income per share was $.21 in 2005 compared with $.42 in 2004. Diluted weighted average common shares outstanding decreased to 6,252,000 in 2005 from 6,349,000 in 2004. Diluted income per share was $.21 for the six months ended June 30, 2005 compared with $.39 for 2004.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2004

Student enrollments increased 14.7% to 2,470 for the three months ended June 30, 2005 compared to 2,154 in 2004. Student population increased 0.7% to 5,794 at June 30, 2005 compared to 5,751 at June 30, 2004. Enrollments for new programs that were started in the last twelve months were 172 for the quarter ended June 30, 2005. Enrollments for existing programs increased 144 for the quarter ended June 30, 2005 compared to the same quarter in 2004. Average student population for the three months ending June 30, 2005 decreased 2.7% to 5,831 compared to 5,995 for the same period in 2004.

Revenue increased 3.3% or $678,000 to $21,305,000 for the three months ended June 30, 2005 compared to $20,627,000 for the same period in 2004. Revenue increased due to increased student enrollments and a price increase compared to 2004. Tuition prices increased 6.2% for the quarter compared to the same period in 2004.

Net income of $876,000 was recorded for the quarter ended June 30, 2005 compared to $1,197,000 in 2004.

        Instruction Costs and Services - increased 4.8% or $309,000 to $6,760,000 compared to $6,451,000 in 2004. The increase was a result of increased salary expense compared to 2004. Salaries increased $374,000 due to higher wages and an increase in the number of staff. The Company added additional instructional staff for program transplants that occurred in 2004 and in anticipation of program transplants for 2005. The Company had 17 additional fte employees for the quarter ended June 30, 2005 compared to the same period in 2004. Classroom materials and supplies accounted for the offsetting decrease.

Selling and Promotional -increased 21.4% or $600,000 to $3,403,000 compared to $2,803,000 in 2004. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2004. Television expense increased $78,000, newspaper expense increased $159,000 and Internet expense increased $243,000 compared to 2004.

General and Administrative - increased 4.7% or $399,000 to $8,898,000 compared to $8,499,000 in 2004. Payroll increased $441,000 compared to 2004. Additional employees due to the change in the management structure and higher wages in general were factors in the increase. Health insurance expense increased $170,000 due to increased claims, administrative expenses and additional employees participating in the health plan. Several categories accounted for the offsetting decrease as the Company continued to focus on expense control.
Provision for Uncollectible Accounts - increased $25,000 to $980,000 compared to $955,000 in 2004. Students that dropped from their program of study as a percentage of average population decreased to 6.2% in 2005 from 6.7% at June 30, 2004. Accounts receivable due from dropped students is generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods. The Company began financing some students over longer payment periods during the first quarter of 2005 which may increase the provision for uncollectible accounts in future quarters.

Interest and Other Non-Operating Income - increased to $150,000 for the quarter ended June 30, 2005 compared to $44,000 in 2004. The increase is a result of higher interest rates on the Company’s investments and additional interest student receivables.

Provision for Income Taxes - a tax provision of $538,000 or 38.0% of pretax income was recorded for the quarter ended June 30, 2005 compared to $766,000 or 39.0% in 2004.

EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 5,991,000 in 2005 from 5,990,000 in 2004. Common shares increased due to exercised options and the employee stock purchase plan. Basic income per share was $.15 in 2005 compared with $.20 in 2004. Diluted weighted average common shares outstanding decreased to 6,230,000 in 2005 from 6,330,000 in 2004. Diluted income per share was $.14 for the quarter ended June 30, 2005 compared with $.19 for 2004.

Liquidity and Capital Resources

Credit Facility

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City in 1997. The Company allowed this facility to expire on April 30, 2005. The credit facility had not been used due to the Company’s cash balances and cash flow from operations.

Other
The Company entered into a $371,000 letter of credit with Commerce Bank in March 2005. The letter of credit is used to secure workers compensation claims for the Company’s worker’s compensation insurance from April 1, 2005 through March 31, 2006. The letter of credit is secured by certificates of deposit in the same amount that expire on March 31, 2006.

The Company changed its worker’s compensation insurance plan from a guaranteed cost plan to a high deductible plan effective April 1, 2004. The high deductible plan requires the Company to pay all workers’ compensation claims for the plan year as they are incurred up to certain limits in addition to a premium paid to the insurance carrier for claims processing and administrative costs. The Company will pay individual claims up to $250,000 with an annual aggregate deductible of $1,250,000. The previous plan required the Company to pay premiums to its insurance carrier for all estimated costs of the worker’s compensation insurance with the carrier assuming all risk for individual claims with no deductible. The Company believes that by assuming the risk associated with the new plan that it will reduce the overall cost associated with worker’s compensation insurance for current and future periods. The Company’s worker’s compensation claims for any of the prior four years have not exceeded $371,000 and in most years have been significantly below this amount.

In addition, the Company increased individual stop loss reinsurance for its health insurance plan to $100,000 from $75,000. The Company also eliminated the aggregate stop loss insurance coverage of approximately $3,000,000 because the health insurance claims have been significantly below the aggregate amount. The changes to reinsurance should reduce the health care expense as compared to the prior plan.

The Company reduced its overall insurance expense $202,000 for the six months ended June 30, 2005 compared to the same period in 2004 as a result of the new worker’s compensation insurance and reduced worker’s compensation claims.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of June 30, 2005:

Year Ending December 31,	Facility Operating Leases	Other Operating Lease	Capital Asset Obligations	Purchase Obligations
2005 (remainder of year)	$2,545,000	$7,777	$60,000	$362,000
2006	4,840,000	15,554	---	184,000
2007	4,541,000	15,554	---	82,000
2008	4,515,000	6,481	---	---
2009	4,479,000	---	---	---
Thereafter	24,694,000	---	---	---
Total	$45,614,000	$45,366	$60,000	$628,000

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

Cash Flows and Other

Cash provided by operating activities was $1,232,000 for the six months ended June 30, 2005 compared with $1,656,000 in 2004. Cash flows from operating activities decreased primarily due to a decrease in net income of $1,219,000 and decreased leasehold improvement incentives of $1,197,000.

Cash used by investing activities was $1,148,000 for the six months ended June 30, 2005 compared to $3,136,000 in 2004. Capital expenditures decreased $1,414,000 in 2005 compared to 2004. The Company purchased $273,000 in short term investments in 2005 compared to $860,000 in 2004. Capital expenditures decreased as the Company has no scheduled campus moves at this time.

Cash provided by financing activities was $244,000 for the six months ended June 30, 2005 compared with $110,000 in 2004. The primary difference is that there were a larger number of stock options exercised in 2005 compared to 2004.

The Company’s Board of Director’s (“Board”) approved a share repurchase program in August 2000 for 500,000 shares of common stock. The Board approved a 500,000 share increase to the repurchase program in November 2004. The authorization increased the total repurchase program to 1,000,000 shares. As of June 30, 2005, the Company had repurchased a total 335,735 shares at an average price of $5.73 pursuant to the plan. The Company purchased 19,900 shares during 2002 at an average price of $11.18, 2,800 shares during 2003 at an average price of $12.52, and 56,800 shares at an average price of $14.57 in 2004. The Company has not purchased any shares in 2005. The share repurchase plan remains in effect.

         On February 27, 2003, the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 22, 2003. The Compensation Plan provided an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board of Directors. On March 14, 2005 the Board of Directors unanimously approved, subject to shareholder approval, an amendment to the Compensation Plan increasing the common stock available through the Compensation Plan to 450,000 shares, an increase of 250,000 shares.

        The Company has additional incentive stock option plans (the “2002 Option Plan,”“2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of June 30, 2005, 251,191 shares remain available to be granted with the 1998, 2000, 2002, and 2003 option plans.

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

Safe Harbor Statement

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Form 10-Q containing the words “estimate,”“project,”“anticipate,”“expect,”“intend,”“believe,” and similar expressions may be deemed to create forward-looking statements which, if so deemed, speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificates of deposit and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from 1.22% to 2.85% at June 30, 2005. As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s exposure to fluctuations in the interest rates for its money market accounts and certificates of deposit is minimal.

Item 4. Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, were effective at June 30, 2005. There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under this Program
April 1, 2005 - April 30, 2005	----	----	----	664,265
May 1, 2005 - May 31, 2005	----	----	----	664,265
June 1, 2005 - June 30, 2005	----	----	----	664,265
Total	----		----

(1)
On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. On November 2, 2004, the Company announced that the Board of Director’s increased the stock repurchase authorization by an additional 500,000 shares which increased the plan to a total of 1,000,000 shares. As of June 30, 2005, the Company had acquired 335,735 shares at an average price of $5.73.

Item 3. Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

a)
The Company held its 2005 Annual Meeting of Stockholders (“Annual Meeting”) on May 26, 2005. On the Record Date, the Company had 5,753,228 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting.

b)
Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for Directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

Election of four Directors:For Withheld
1. Jack L. Brozman5,464,358 288,870
2. Thomas K. Sight5,745,049 8,179
3. Janet M. Stallmeyer5,578,312 174,916
4. David L. Warnock5,298,146 455,082

c)	Ratification of the appointment of the independent auditors for the Company for 2005 was voted as follows:
For  Against  Withheld
BKD, LLP5,750,794 9091,525

                      d) Approval of proposed amendment to the 2003 Long-Term Executive Compensation Plan increasing the number of shares available for issuance pursuant to the plan to 450,000.
For    Against    Withheld    No Vote
                     3,856,615      768,004               76,948      1,051,661

Item 5. Other Information- None

Item 6. Exhibits

3-1	Restated Certificate of Incorporation of the Corporation, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).

3-1	Amended and Restated Bylaws of the Corporation (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).

11        Computation of per share earnings.

                                31-1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                31-2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONCORDE CAREER COLLEGES, INC.

                                        DATED: August 5, 2005

                                                By: /s/ Jack L. Brozman
                                                Jack L. Brozman, Chief Executive Officer

                                                By: /s/ Paul R. Gardner
                                                Paul R. Gardner, Chief Financial Officer

(The remainder of this page was left intentionally blank.)