Form 10-K/A
CONCORDE CAREER COLLEGES INC
filed 2005-09-09
CIK 832483

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

CONCORDE CAREER COLLEGES, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2004

Index
  Item                                                                            Page

 Introduction and Note on Forward Looking Statements...............................................................................................................       I-1

PART I

PART II

PART III
10.           Directors and Executive Officers of the Registrant............................................................................................................................     III-1

11.           Executive Compensation........................................................................................................................................................................     III-1

12.           Security Ownership of Certain Beneficial Owners and Management..............................................................................................     III-1

13.           Certain Relationships and Related Transactions................................................................................................................................     III-1

14.           Principal Accountant Fees and Services..............................................................................................................................................     III-1

PART IV

Amendment
This Form 10-K/A amends the Company’s original From 10-K filing to correct a typographical error in the Auditors Report on Part II, page 16 and to clarify Management’s “Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures” on part II page 34.
.
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

Part 1 - Page 1

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

Part I - Page 2

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

Part I - Page 3

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

Part I - Page 4

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

Part I - Page 5

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

Part I - Page 6

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

Part I - Page 7

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

ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in federal student financial aid programs. These criteria require, among other things, that the institution:

♦	comply with all applicable federal student financial aid regulations;

♦	have capable and sufficient personnel to administer the federal student financial aid programs;

♦	provide financial aid counseling to its students; and

♦	submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, the ED may:

♦	require the repayment of federal student financial aid funds;

♦	transfer the institution from the “advance” system of payment of federal student financial aid funds to the “reimbursement” system of payment or cash monitoring;

♦	place the institution on provisional certification status; or

♦	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

Should one or more of the Company’s Campuses be limited in their access to, or lose, federal student financial aid funds due to their failure to demonstrate administrative capability, the Company’s business could be materially adversely affected.

Part I - Page 8

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

Part I - Page 9

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

Part I - Page 10

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

The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 2004:

	Square
Locations	Footage	Expiration(1)
Garden Grove, CA........................................................................	25,931	9-30-14
North Hollywood, CA..................................................................	35,155	7-31-11
San Bernardino, CA.....................................................................	32,192	4-26-13
San Diego, CA..............................................................................	25,160	12-31-18
Denver, CO....................................................................................	29,499	12-31-13
Lauderdale Lakes, FL...................................................................	25,838	5-31-07
Jacksonville, FL............................................................................	25,049	7-31-09
Tampa, FL......................................................................................	23,750	1-31-17
Kansas City, MO..........................................................................	24,214	2-28-06
Portland, OR..................................................................................	30,530	8-31-19
Mission, KS (Corporate Office)..................................................	14,384	7-31-06
Memphis, TN................................................................................	40,377	8-31-14
Arlington, Texas...........................................................................	26,639	6-30-13

(1)	Several of the leases provide renewal options, although renewals may be at increased rental rates.

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

Part I - Page 11

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

2004	High	Low
First Quarter..............................................................................................	$27.75	$21.75
Second Quarter........................................................................................	$25.70	$14.60
Third Quarter............................................................................................	$17.39	$13.42
Fourth Quarter..........................................................................................	$20.27	$14.87

2003	High	Low
First Quarter..............................................................................................	$16.00	$12.21
Second Quarter........................................................................................	$23.87	$15.94
Third Quarter............................................................................................	$24.05	$19.60
Fourth Quarter..........................................................................................	$26.98	$20.02

2002	High	Low
First Quarter..............................................................................................	$7.80	$6.30
Second Quarter........................................................................................	$9.00	$7.15
Third Quarter............................................................................................	$10.78	$7.90
Fourth Quarter..........................................................................................	$13.45	$10.35

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

Part II - Page 1

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans not approved by security holders..................................................	31,668	$5.93	----
Equity compensation plans approved by security holders..................................................	670,750	10.62	7,800
Total	702,418	$10.41	7,800

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

Part II- Page 2

Supplemental Information

The following selected data has been derived from the Company’s audited financial statements for 2000 through 2004. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:	(Dollars in thousands, except for per share data)
Revenues............................................................................................	$81,507	$$74,714	$61,112	$49,049	$38,785
Operating expenses...........................................................................	75,228	64,798	54,412	46,562	39,211
Operating income (loss)....................................................................	6,279	9,916	6,700	2,487	(426)
Interest and other non-operating income......................................	207	179	231	442	181
Interest expense.................................................................................		24	176	182	185
Income (loss) before change in accounting principle..................	3,922	6,163	4,234	1,633	(266)
Basic earnings (loss) per share before change in accounting principle (1)....................................................................	$.66	$1.05	$.85	$.36	($.12)
Diluted earnings (loss) per share before change in accounting principle (1)....................................................................	$.62	$.99	$.68	$.28	($.12)

Net income (loss)...............................................................................	3,922	6,163	4,234	1,633	(352)
Basic earnings (loss) per share (1)..................................................	$.66	$1.05	$.85	$.36	($.14)
Diluted earnings (loss) per share (1)...............................................	$.62	$.99	$.68	$.28	($.14)

Balance Sheet Data:
Total assets........................................................................................	$58,909	$53,155	$40,051	$31,700	$25,012
Subordinated debt due to related party.........................................	---	---	3,500	3,500	3,500
Stockholders' equity..........................................................................	24,164	20,663	9,990	6,186	4,977

Other Data:
Number of locations (2)....................................................................	12	12	12	11	11
Net enrollments (3)............................................................................	9,323	9,454	8,510	7,080	6,072

(1)	See Note 9 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

(2)	Includes only Campuses open at December 31.

(3)	“Net enrollments” are students who begin a program of study, net of cancellations.

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

Part II- Page 3

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

Part II - Page 4

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

The following table presents the revenue for the periods indicated.
	Years Ended December 31,
	(In Thousands)
	2004	2003	2002
Revenue........................................................................................................	$81,507	$74,714	$61,112

The following table presents the relative percentage of revenues derived and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.
	Years Ended December 31,
	2004	2003	2002
Revenue........................................................................................................	100.0%	100.0%	100.0%

Operating expenses:
Instruction costs and services..........................................................	32.2	30.1	30.6
Selling and promotional......................................................................	14.0	13.2	13.7
General and administrative.................................................................	41.8	39.6	39.1
Provision for uncollectible accounts................................................	4.3	3.9	5.6
Total operating expense.....................................................................	92.3	86.8	89.0
Operating income.........................................................................................	7.7	13.2	11.0
Interest and other non-operating income................................................	0.2	0.2	0.4
Interest expense...........................................................................................	---.--	---.--	0.3
Income before income taxes...........................................................................	7.9	13.4	11.1
Provision for income taxes.............................................................................	3.1	5.2	4.1
Net Income....................................................................................................	4.8%	8.2%	7.0%

Part II- Page 5

Safe Harbor Statement

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Form 10-K containing the words “estimate,”“project,”“anticipate,”“expect,”“intend,”“believe,” and similar expressions may be deemed to create forward-looking statements which, if so deemed, speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part II- Page 6

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

Part II - Page 7

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
Part II - Page 8

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

Part II - Page 9

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

Part II - Page 10

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

Part II - Page 11

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

Part II - Page 12

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of December 31, 2004:

Year Ending December 31,	Facility Operating Leases	Other Operating Lease	Capital Asset Obligations	Purchase Obligations
2005	$5,056,000	$8,000	$148,000	$498,000
2006	4,840,000	---	---	184,000
2007	4,541,000	---	---	82,000
2008	4,515,000	---	---	---
2009	4,479,000	---	---	---
Thereafter	24,694,000	---	---	---
Total	$48,125,000	$8,000	$148,000	$764,000

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

Part II - Page 13

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

Part II- Page 14

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         Page
Concorde Career Colleges, Inc. and Subsidiaries:

Consolidated Statements of Changes In Stockholders' Equity-
Years Ended December 31, 2004, 2003 and 2002...............................................................................................................................................II-22

Notes to Consolidated Financial Statements-Years Ended December 31, 2004, 2003 and 2002........................................................................II-23

Report of Management on Concorde Career Colleges, Inc.’s Internal Control over Financial Reporting

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

Part II- Page 15

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Part II- Page 16

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

Part II - Page 17

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2004	2003
Current Assets:
Cash and cash equivalents...................................................	$12,676,000	$17,250,000
Restricted short-term investments......................................	367,000
Short-term investments.........................................................	6,570,000	2,563,000
Receivables
Accounts and notes receivable.......................................	24,259,000	24,247,000
Allowance for uncollectible accounts and notes..	(2,039,000)	(1,652,000)
Net receivables..............................................................	22,220,000	22,595,000
Recoverable income taxes.....................................................	1,197,000
Deferred income taxes...........................................................	992,000	833,000
Supplies and prepaid expenses...........................................	2,803,000	2,400,000
Total current assets.....................................................	46,825,000	45,641,000

Fixed Assets, Net......................................................................	9,896,000	5,397,000

Other Assets:
Notes receivable................................................................	1,709,000	1,327,000
Allowance for uncollectible notes..................................	(586,000)	(348,000)
Net long-term notes receivable..................................	1,123,000	979,000
Goodwill..............................................................................	954,000	954,000
Intangible, net....................................................................	111,000	184,000
Total other assets........................................................	2,188,000	2,117,000
	$ 58,909,000	$ 53,155,000

The accompanying notes are an integral part of these consolidated statements.

Part II- Page 18

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2004	2003
Current Liabilities:
Deferred revenues...........................................................	$ 24,582,000	$ 25,540,000
Accrued salaries and wages..........................................	1,830,000	1,889,000
Accounts payable...........................................................	3,638,000	2,883,000
Accrued liabilities...........................................................	1,780,000	1,328,000
Accrued income taxes payable.....................................		4,000
Total current liabilities............................................	31,830,000	31,644,000
Long Term Liabilities:
Deferred rent....................................................................	1,874,000	420,000
Deferred income taxes.....................................................	1,041,000	428,000
Total long term liabilities........................................	2,915,000	848,000
Stockholders’ Equity:
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,318,573 shares issued and 5,970,755 shares outstanding in 2004 and 6,254,140 shares issued and 5,963,030 shares outstanding in 2003	632,000	625,000
Capital in excess of par....................................................	14,636,000	14,236,000
Retained Earnings............................................................	10,876,000	6,954,000
Less treasury stock, 347,818 shares in 2004 and 291,110 in 2003, at cost..........................................................	(1,980,000)	(1,152,000)
Total stockholders’ equity.....................................	24,164,000	20,663,000
	$ 58,909,000	$ 53,155,000

The accompanying notes are an integral part of these consolidated statements.

Part II- Page 19

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Net Revenues.....................................................................................	$ 81,507,000	$ 74,714,000	$ 61,112,000
Operating Expenses:
Instruction costs and services..................................................	26,226,000	22,482,000	18,709,000
Selling and promotional...........................................................	11,435,000	9,839,000	8,390,000
General and administrative......................................................	34,044,000	29,584,000	23,871,000
Provision for uncollectible accounts........................................	3,523,000	2,893,000	3,442,000
Total Costs and Expenses..................................................	75,228,000	64,798,000	54,412,000
Operating Income...........................................................................	6,279,000	9,916,000	6,700,000
Interest Income...............................................................................	207,000	179,000	231,000
Interest Expense.............................................................................		24,000	176,000
Income before Provision for Income Taxes....................................	6,486,000	10,071,000	6,755,000
Provision for Income Taxes............................................................	2,564,000	3,908,000	2,521,000
Net Income..........................................................................	3,922,000	6,163,000	4,234,000
Class B Preferred Stock Accretion.................................................			388,000
Net Income Available to Common Shareholders............................	$ 3,922,000	$ 6,163,000	$ 3,846,000
Weighted Average Shares Outstanding:
Basic....................................................................................	5,980,000	5,880,000	4,533,000
Diluted................................................................................	6,322,000	6,250,000	6,142,000
Net Income Per Share:
Basic...................................................................................	$ .66	$ 1.05	$ .85
Diluted................................................................................	$ .62	$ .99	$ .68

The accompanying notes are an integral part of these consolidated statements.

Part II- Page 20

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2004	2003	2002
Cash Flows Operating Activities:
Net income...............................................................................	$ 3,922,000	$ 6,163,000	$ 4,234,000
Adjustments to reconcile net income to net cash provided by operating activities - -
Depreciation and amortization.................................................	2,146,000	1,513,000	992,000
Provision for uncollectible accounts......................................	3,523,000	2,893,000	3,442,000
Provision for deferred income taxes.......................................	454,000	390,000	342,000
Leasehold improvement incentives received........................	2,083,000	27,000
Change in assets and liabilities - -
Increase in receivables, net................................................	(3,669,000)	(6,193,000)	(6,307,000)
Increase in deferred revenue..............................................	(958,000)	4,544,000	3,355,000
Income taxes payable/recoverable....................................	(1,201,000)	231,000	(1,043,000)
Increase in accounts payable and other, net...................	116,000	866,000	533,000
Total adjustments................................................................	2,494,000	4,291,000	1,314,000
Net operating activities.......................................................	6,416,000	10,454,000	5,548,000
Cash Flows Investing Activities:
Acquisition of Extended Health Education...........................			(890,000)
Purchase of short-term investments......................................	(4,374,000)	(42,000)	(338,000)
Acquisition of intangible assets.............................................	(48,000)
Capital expenditures.................................................................	(6,147,000)	(3,731,000)	(1,842,000)
Net investing activities........................................................	(10,569,000)	(3,773,000)	(3,070,000)
Cash Flows Financing Activities:
Treasury stock purchased.......................................................	(828,000)	(35,000)	(222,000)
Dividends paid..........................................................................		(218,000)	(174,000)
Stock options exercised, including tax benefit.....................	287,000	930,000	73,000
Stock purchase plan.................................................................	120,000	115,000	66,000
Net financing activities........................................................	(421,000)	792,000	(257,000)
Net Increase in Cash and Cash Equivalents............................	(4,574,000)	7,473,000	2,221,000
Cash and Cash Equivalents at Beginning of Year...................	17,250,000	9,777,000	7,556,000
Cash and Cash Equivalents at End of Year...............................	$ 12,676,000	$ 17,250,000	$ 9,777,000
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
Interest........................................................................................	$	$ 39,000	$ 220,000
Income taxes..............................................................................	3,158,000	2,526,000	3,319,000
Noncash Investing and Financing Activities:
Conversion of subordinated debt to common stock through exercise of warrants...............................................		3,500,000
Accounts receivable for leasehold improvement incentives...............................................................................	90,000	467,000
The accompanying notes are an integral part of these consolidated statements.

Part II- Page 21

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Treasury Stock	Total
BALANCE, December 31, 2001...............	$ 5,000	$ 425,000	$ 9,706,000	$ (3,055,000)	$ (895,000)	$ 6,186,000
Net Income.........................................				4,234,000		4,234,000
Class B Preferred Stock Accretion			388,000	(388,000)
Class B Preferred Stock Dividends including special dividend of $174,000.....................			(347,000)			(347,000)
Preferred Stock Converted to Common Stock...........................	(5,000)	53,000	(48,000)
Stock Options Exercised..................		6,000	67,000			73,000
Employee Stock Purchase Plan.......		1,000	65,000			66,000
Treasury Stock Purchased...............					(222,000)	(222,000)
BALANCE, December 31, 2002...............	----	485,000	9,831,000	791,000	(1,117,000)	9,990,000

Net Income				6,163,000		6,163,000
Stock Options Exercised, including tax benefit........................................		10,000	920,000			930,000
Warrants Exercised...........................		129,000	3,371,000			3,500,000
Employee Stock Purchase Plan.......		1,000	114,000			115,000
Treasury Stock Purchased...............					(35,000)	(35,000)
BALANCE, December 31, 2003...............	----	625,000	14,236,000	6,954,000	(1,152,000)	20,663,000

Net Income.........................................				3,922,000		3,922,000
Stock Options Exercised, including tax benefit........................................		6,000	281,000			287,000
Employee Stock Purchase Plan.......		1,000	119,000			120,000
Treasury Stock Purchased...............					(828,000)	(828,000)
BALANCE, December 31, 2004...............	$ ----	$ 632,000	$ 14,636,000	$ 10,876,000	$ (1,980,000)	$ 24,164,000

The accompanying notes are an integral part of these consolidated statements.

(The remainder of this page left intentionally blank.)

Part II- Page 22

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

Part II- Page 23

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

Part II- Page 24

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

	Year Ended December 31,
	2004	2003	2002
Net income as reported.....................................	$3,922,000	$6,163,000	$4,234,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes............................	(891,000)	(551,000)	(329,000)
Pro forma net income........................................	$3,031,000	$5,612,000	$3,905,000

Income per share
Basic - as reported............................................	$.66	$1.05	$ .85
Basic - pro forma...............................................	$.51	$.95	$ .78
Diluted - as reported.........................................	$.62	$.99	$ .68
Diluted - pro forma............................................	$.48	$.90	$ .63

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

Part II - Page 25

The carrying basis and accumulated amortization of recognized intangible assets as December 31, 2004 and 2003 were:

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	2004		2003
Amortizable intangible assets
Non compete agreement...................	$250,000	$196,000	$250,000	$113,000
Course curriculum.............................	122,000	65,000	74,000	27,000
Gross intangible assets....................	$372,000	$261,000	$324,000	$140,000

Amortization expense relative to acquired intangibles was $121,000 in 2004. Amortization of purchased intangibles with estimable useful lives is estimated as follows: 2005 - $89,000, 2006 - $19,000, and 2007 - $3,000.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2004 and 2003.

3. Receivables:
Changes in the allowance for uncollectible accounts and notes receivable were as follows for the years ended December 31:	2004	2003	2002
Balance-beginning of year................................................................	$2,000,000	$1,928,000	$1,667,000
Provision for uncollectible accounts...............................................	3,523,000	2,893,000	3,442,000
Charge-offs, net of recoveries..........................................................	(2,898,000)	(2,821,000)	(3,181,000)
Balance - end of year.....................................................................	$2,625,000	$2,000,000	$1,928,000

4. Fixed Assets and Leases:
Fixed assets consist of the following at December 31:	2004	2003
Furniture and equipment.................................................................	$9,642,000	$7,296,000
Leasehold improvements................................................................	7,642,000	3,924,000
Land....................................................................................................	391,000	244,000
Gross fixed assets........................................................................	17,675,000	11,464,000
Less accumulated depreciation and amortization...................	7,779,000	6,067,000
Net fixed assets.......................................................................	$9,896,000	$5,397,000

(The remainder of this page was left blank intentionally.)

Part II- Page 26

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

2005.................................................................................................$   5,056,000
2006.................................................................................................     4,840,000
2007.................................................................................................     4,541,000
2008.................................................................................................     4,515,000
2009.................................................................................................     4,479,000
2010 and thereafter.......................................................................    24,694,000

5. Accrued Liabilities:
Accrued Liabilities consist of the following at December 31:	2004	2003
Vacation...........................................................................................	$1,129,000	$974,000
Health insurance claims.................................................................	203,000	215,000
Worker’s compensation.................................................................	200,000
Deferred rent - current....................................................................	170,000	49,000
Other liabilities.................................................................................	55,000	70,000
Other taxes.......................................................................................	23,000	20,000
Total accrued liabilities.............................................................	$1,780,000	$1,328,000

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

Part II- Page 27

7. Income Taxes:

The income tax expense for the years ended December 31, consists of the following:

	2004	2003	2002
Current tax expense
Federal..............................................................................................	$1,848,000	$3,146,000	$1,851,000
State..................................................................................................	262,000	372,000	328,000
	2,110,000	3,518,000	2,179,000
Deferred tax expense ......................................................................................	454,000	390,000	342,000
Tax provision...................................................................................................	$2,564,000	$3,908,000	$2,521,000

The Company’s effective income tax expense rate differs from the federal statutory rate of 34% for the years ended December 31, as follows:
	2004	2003	2002

Expense at federal statutory rate.....................................................................	$2,205,000	$3,424,000	$2,297,000
State expense, net..............................................................................................	324,000	344,000	224,000
Other, net............................................................................................................	35,000	140,000
	$2,564,000	$3,908,000	$2,521,000

Deferred tax assets and liabilities consisted of the following at December 31:

	2004	2003

Credit losses...............................................................................................................	$1,024,000	$780,000
Deferred student tuition...........................................................................................	130,000	113,000
Depreciation and amortization.................................................................................	60,000	43,000
Operating loss carryforwards..................................................................................	4,000	4,000
Other expenses currently deductible for financial reporting purposes but not for tax...................................................................................	332,000	290,000
Net assets......................................................................................................	1,550,000	1,230,000
Depreciation and amortization.................................................................................	(1,334,000)	(598,000)
Other expenses currently deductible for tax purposes but not for financial reporting............................................................................................	(265,000)	(227,000)
Net....................................................................................................................	$(49,000)	$405,000

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

Part II- Page 28

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

	For the Year Ended December 31, 2002
	As Reported	Adjustments	Pro forma
Net Income............................................................................................	$4,234,000	$108,000(a)	$4,342,000
Net Income Available to Common Shareholders............................	$3,846,000	$108,000(a)	$3,954,000
Weighted Average Shares Outstanding.........................................	4,533,000	1,287,000(b)	5,820,000
Basic Income Per Share......................................................................	$0.85		$0.68
Diluted Income Per Share...................................................................	$0.68		$0.68

As of December 31, 2002
	As Reported	Adjustments	Pro forma
5% Subordinated Debt...................................................................	$ 3,500,000	$ (3,500,000)(c)	$
Total Stockholders’ Equity............................................................	$ 9,990,000	$ 3,500,000(b)	$ 13,490,000

Part II - Page 29

(a)	Interest expense on 5% subordinated debt, net of tax.
(b)	Issuance of common shares upon exercise of warrants.
(c)	Retirement of 5% subordinated debt.

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

Part II- Page 30

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

Part II- Page 31

The pro forma amounts set forth in Note 1 were estimated for common stock options using the Blank-Scholes option-pricing model with the following assumptions:

Stock Options	2004	2003	2002
Weighted average expected life (years)..............................	7	7	7
Expected volatility..................................................................	79%	85%	95%
Annual dividend per share...................................................	0	0	0
Risk free interest rate.............................................................	3.97%	3.74%	3.34%
Weighted average fair value of options granted...............	$13.44	$16.07	$7.64

Stock Purchase Plan	2004	2003	2002
Weighted average expected life (years)..............................	.25	.25	.25
Expected volatility..................................................................	52%	42%	41%
Annual dividend per share...................................................	0	0	0
Risk free interest rate.............................................................	2.47%	.85%	.92%
Weighted average fair value of options granted...............	$2.53	$1.52	$1.05

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

(The remainder of this page was left blank intentionally.)

Part II- Page 32

	Basic EPS Year Ended December 31,			Diluted EPS Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Weighted Average Shares Outstanding	5,980,000	5,880,000	4,533,000	5,980,000	5,880,000	4,533,000
Options.............................................................				342,000	370,000	322,000
Debt/Non-detachable Warrants...................						1,287,000
Adjusted Weighted Average Shares...........	5,980,000	5,880,000	4,533,000	6,322,000	6,250,000	6,142,000
Net Income.......................................................	$3,922,000	$6,163,000	$4,234,000	$3,922,0006	$6,163,0006	$4,234,000
Class B Preferred Stock Accretion...............			(214,000)
Special Dividend on Preferred Stock...........			(174,000)			(174,000)
Interest on Convertible debt, net of tax......						108,000
Net Income Available to Common Shareholders...........................................	$3,922,000	$6,163,000	$3,846,000	$3,922,000	$6,163,000	$4,168,000
Net Income per Share....................................	$.66	$1.05	$.85	$.62	$.99	$.68

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

The Company’s composite score was 2.0, 2.7, and 2.8 in 2002, 2003, and 2004, respectively.

(The remainder of this page was left blank intentionally.)

Part II- Page 33

13. Quarterly Financial Information (unaudited):

2004	March 31	June 30	September 30	December 31

Operating revenue..............................................................	$20,375,000	$20,627,000	$21,082,000	$19,423,000
Income before income taxes..............................................	$2,138,000	$1,963,000	$1,884,000	$501,000
Net income...........................................................................	$1,304,000	$1,197,000	$1,150,000	$271,000
Basic earnings per share...................................................	$.22	$.20	$.19	$.05
Diluted earnings per share................................................	$.20	$.19	$.18	$.04

2003	March 31	June 30	September 30	December 31

Operating revenue.............................................................	$17,359,000	$17,891,000$	19,888,000	$19,576,000
Income before income taxes.............................................	$2,500,000	$2,419,000	$2,893,000	$2,259,000
Net income..........................................................................	$1,535,000	$1,485,000	$1,765,000	$1,378,000
Basic earnings per share...................................................	$.26	$.25	$.30	$.23
Diluted earnings per share...............................................	$.25	$.24	$.28	$.22

2002	March 31	June 30	September 30	December 31

Operating revenue.............................................................	$14,353,000	$14,925,000	$16,060,000	$15,774,000
Income before income taxes.............................................	$1,420,000	$1,511,000	$2,085,000	$1,739,000
Net income..........................................................................	$838,000	$996,000	$1,333,000	$1,067,000
Basic earnings per share..................................................	$.20	$.24	$.32	$.18
Diluted earnings per share...............................................	$.14	$.17	$.22	$.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company’s accountants which require disclosure pursuant to this rule.

Item 9a. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2004, and during the period prior to and including the date of this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Report of Management on Internal Controls can be found under Item 8.
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

Part II- Page 34

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

Part III- Page 1

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

4(a) -- Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1 [SEC File No.
    33-21654]).**

4(b) -- Certificate of Designation of the Class A Redeemable Preferred Stock (Incorporated by reference to Exhibit 4(d) of the Annual
    Report on Form 10-K for the year ended December 31, 1994).**

4(c) -- Certificate of Designation of Class B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4(e) of the Annual Report on Form 10-K for the year ended December 31, 1996).**

4(d) -- Amended and Restated Registration Rights Agreement dated January 10, 2003 by and among the Corporation, Cahill,
    Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.*

4(e) -- Definitive 14C information statement regarding a one-for-two Reverse Stock Split. (Incorporated by reference to Exhibit 10(j)
    of the Annual Report on Form 10-K for the year ended December 31, 2001).**

9(a) -- Amended and Restated Shareholders’ Agreement dated November 25, 2002 by and among the Corporation, Cahill, Warnock
    Strategic Partners Fund, L.P., Strategic Associates, L.P., Jack L. Brozman and the Robert F. Brozman Trust under Agreement dated December 28, 1989.*

Part IV- Page 1

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

10(b)(ii) -- Concorde Career Colleges, Inc 2000 Long Term Executive Compensation Plan, dated May 25, 2000 (Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2000).**

10(b)(iii) -- Concorde Career Colleges, Inc. 2002 Long Term Executive Compensation Plan (Incorporated by reference to Exhibit B of the Definitive Information Statement on Form DEF 14C filed with the SEC on April 1, 2002).**

10(b)(iv) -- Concorde Career Colleges, Inc. 2003 Long Term Executive Compensation Plan (Incorporated by reference to Exhibit B of the Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 9, 2003).**

10(b)(v) -- Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit A of the
    Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 9, 2003).**

10(c) -- Revolving Credit, Security and Guaranty Agreement dated March 13, 1997 by and among the Registrant and Security Bank of Kansas City attached herewith. (Incorporated by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the year ended December 31, 1996.)**

14(a) -- Code of Ethics for Officers and Senior Financial Staff of Concorde Career Colleges, Inc. (Incorporated by reference to Exhibit
    14(a) of the Annual Report on Form 10-K for the year ended December 31, 2003).*

21 -- Subsidiaries of Registrant.**

31-1 -- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31-2 -- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32-1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32-2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed Herewith.
** Previously filed.

Part IV- Page 2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCORDE CAREER COLLEGES, INC.

By / s/ JACK L. BROZMAN
 Jack L. Brozman
Chairman of the Board

Date: September 9, 2005

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                                      Signature                                                                                                                                                    Date

By /s/                                     JACK L. BROZMAN                                                                                                                        September 9, 2005
                                                  Jack L. Brozman
                        (Chairman of the Board, Chief Executive Officer,
                                   President, Treasurer and Director)

By /s/                                      PAUL R. GARDNER                                                                                                                         September 9, 2005
                                                   Paul R. Gardner
                             (Vice President, Chief Financial Officer, and
                                        Principal Accounting Officer)

By /s/                                       JAMES R. SEWARD            September 9, 2005
                                    James R. Seward
      (Director)

By /s/                                        THOMAS K. SIGHT                                                                                                                        September 9, 2005
                                                      Thomas K. Sight
                                            (Director)

By /s/                                   JANET M. STALLMEYER                                                                                                                   September 9, 2005
                                                  Janet M. Stallmeyer
                                           (Director)

By /s/                                      DAVID L. WARNOCK                                                                                                                       September 9, 2005
                                                    David L. Warnock
                                                           (Director)

Part IV - Page 3