Form 10-Q/A
period 2005-09-09
CONCORDE CAREER COLLEGES INC
filed 2005-09-09
CIK 832483

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

Item 1. Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

Amendment
This Form 10-Q /A amends the Company’s original From 10-Q filing to clarify Item 4. Controls and Procedures on page 16.

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

Item 4. Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2005, and during the period prior to and including the date of this report. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting, except that we: improved segregation of duties relating to processing checks and adding new vendors in the master accounts payable file; revised documentation and retention standards for management’s review of documents including certain invoices, payroll reports, employee change forms and requisitions for capital expenditures and inventory; revised documentation and retention standards for reconciliation of fixed assets and certain accrued liabilities; and improved controls over vendor credits, reporting credit balances in accounts receivable, interest in contributions to the Perkins Loan Program, disposal of property, leasehold improvements and verification of revenue charges.

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

                                    DATED: September 9, 2005

                                            By: /s/ Jack L. Brozman
                                                  Jack L. Brozman, Chief Executive Officer

                                            By: /s/ Paul R. Gardner
                                                   Paul R. Gardner, Chief Financial Officer

(The remainder of this page was left intentionally blank.)