Form 10-Q
period 2005-11-03
CONCORDE CAREER COLLEGES INC
filed 2005-11-04
CIK 832483

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005       Commission File No. 0-16992

                                                                                      CONCORDE CAREER COLLEGES, INC.
                                                                            (exact name of registrant as specified in its charter)

                 Delaware                                                                                                                                                43- 1440321
(State of other jurisdiction of          (I. R. S. Employer Identification
Incorporation or Organization)                                                                                                                    Number)

5800 Foxridge, Suite 500
Mission, Kansas                                                                                                                                                              66202
(Address of Principal Executive Office)                                                                                                                    (Zip Code)

Registrant’s telephone number, including area code:                                                                           (913) 831-9977

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
                                                                                                                                                                                         Yes    X         No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                          Yes               No     X

As of October 21, 2005 Concorde Career Colleges, Inc. had 5,456,834 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.

FORM 10-Q

NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Note 3:

On February 27, 2003 the Board of Directors unanimously adopted the Concorde Career Colleges, Inc. 2003 Long-term Executive Compensation Plan (the “Compensation Plan”). The Company’s shareholders approved the Compensation Plan at the Annual Meeting held on May 22, 2003. The Compensation Plan provided an aggregate 200,000 incentive stock options to be issued to certain employees as authorized by the Compensation Committee of the Board of Directors. On March 14, 2005, the Board of Directors unanimously approved, subject to shareholder approval, an amendment to the Compensation Plan increasing the common stock available through the Compensation Plan to 450,000 shares, an increase of 250,000 shares. The shareholders approved the amended Plan on May 26, 2005.

The Company has additional incentive stock option plans (the “2002 Option Plan,”“2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of September 30, 2005, an aggregate 248,467 shares remain available to be granted pursuant to the 1998, 2000, 2002 and 2003 option plans. As of September 30, 2005, 632,818 options were outstanding compared with 655,168 outstanding as of September 30, 2004.

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

Note 4:

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost is not reflected in the results of operations, as all options granted under those plans had an exercise price equal to or exceeding the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and income per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$2,699,000	$3,651,000	$1,417,000	$1,150,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	864,000	646,000	301,000	245,000
Pro forma net income	$1,835,000	$3,005,000	$1,116,000	$905,000

Income per share
Basic - as reported	$ .45	$ .61	$ .24	$ .19
Basic - pro forma	$ .31	$ .50	$ .19	$ .15
Diluted - as reported	$ .43	$ .58	$ .23	$ .18
Diluted - pro forma	$ .30	$ .47	$ .18	$ .14

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123R beginning with the first quarter ending March 31, 2006. The Company anticipates using the modified version of prospective application under which compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005. The Company anticipates that adoption of SFAS No. 123R will materially increase recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet. The Company is unable to estimate the impact of adoption of this statement on our consolidated financial statements as future equity awards may be made prior to the adoption date and the nature and value of those awards can not be currently estimated. The Company does not anticipate that adoption of SFAS No. 123R will have a material impact on its statement of cash flows.

Note 5:

The Company historically established an account receivable and corresponding deferred revenue liability for each student upon commencement of a program of study. The Company changed its method of recording receivables on a prospective basis effective with the quarter that began July 1, 2005.

The Company now records, at the completion of each financial period, an entry to reflect the appropriate receivable due for that financial period. Payments are recorded as received and applied to the student account reducing the related receivable. Payments received for a student account in excess of the receivable due is reflected as Prepaid Tuition, a liability due to the student.

The effect of the reclassification was to reduce the account receivable balance, eliminate the deferred revenue liability and record any balance of cash received in excess of tuition earned as prepaid tuition. Prior periods have been changed for comparative purposes. There was no change to revenue or the allowance or provision for uncollectible accounts as a result of this reclassification. In addition, this reclassification did not change the Company’s cash flow from operations.

The following table identifies the reclassification of balance sheet accounts.

December 31, 2004	As Previously Presented	Reclassification	As Presented Herein
Net current receivables..............................................................	$ 22,220,000	$(19,076,000)	$ 3,144,000
Net long-term notes receivable.................................................	1,123,000	---	1,123,000
Deferred revenues.......................................................................	(24,582,000)	24,582,000	---
Prepaid tuition.............................................................................	----	(5,506,000)	(5,506,000)

Deferred revenues/prepaid tuition in excess of net accounts and notes receivable.................................................	$ (1,239,000)	$ ---	$ (1,239,000)

Note 6:

On September 12, 2005, the Company announced that it had entered into an agreement to repurchase 600,000 shares of its common stock from the Robert F. Brozman Trust (the “Trust”) in a private transaction.

The total aggregate purchase price was determined using 95% of the average closing price of the Company's stock on the NASDAQ small cap market over a 30-day trading period. The 30-day period began August 19, 2005 and ended September 30, 2005. The average 30-day closing price was $15.90 with a high closing price of $17.06 and a low closing price of $14.21. The purchase price of the 600,000 shares was $9,066,000 or $15.11 per share and was paid using existing cash.

Jack L. Brozman, Chairman, Chief Executive Officer and President of the Company is Trustee of the Trust. A special committee of Concorde's board of directors consisting of all of its outside directors negotiated and approved the transaction between the Company and the Trust. The special committee retained a financial advisor, Legg Mason Wood Walker Incorporated ("Legg Mason"), to assist in the evaluation and negotiation of the transaction. Legg Mason, the independent financial advisor to the special committee, was retained to evaluate the fairness of the agreement from a financial point of view. The closing of the transaction was conditioned upon receiving an opinion from Legg Mason confirming that the transaction was fair to the Company and upon receiving approval from the U.S. Department of Education regarding change in ownership resulting in a change in control. The Company received notification that the transaction was not deemed to be a change of control by the U.S. Department of Education. Legg Mason provided its opinion that the transaction was at a fair price. The transaction closed October 21, 2005 resulting in the reduction of 600,000 outstanding shares of the Company’s common stock. This transaction did not impact the existing repurchase program authorized by the Board. The current share repurchase program remains in effect. As of October 31, 2005, the Company has a maximum number of 664,265 shares that may yet be repurchased under the program.

The transaction will be accretive to the Company's earnings per share for future periods as the repurchase will reduce the Company's outstanding shares and weighted average shares outstanding. Below is a table that illustrates the income per share calculation as if the transaction occurred on January 1, 2005.

	Nine Months Ended September 30, 2005		Three Months Ended September 30, 2005
	Original	With Share Repurchase	Original	With Share Repurchase
Net income - reported	$2,699,000	$2,699,000	$1,417,000	$1,417,000
Reduction of interest income ($9,066,000 at 2% per annum)		84,000		28,000
Net income	$2,699,000	$2,615,000	$1,417,000	$1,389,000
Weighted Average Shares Outstanding:
Basic	5,997,000	5,397,000	6,023,000	5,423,000
Diluted	6,219,000	5,619,000	6,234,000	5,634,000

Net Income per Share:
Basic	$ .45	$ .48	$ .24	$ .26
Diluted	$ .43	$ .47	$ .23	$ .25

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2005 (unaudited)	December 31, 2004
Current Assets:
Cash and cash equivalents............................................................................	$18,227,000	$12,676,000
Short-term investments..................................................................................	5,845,000	6,570,000
Receivables
Accounts and notes receivable...............................................................	6,483,000	5,183,000
Allowance for uncollectible accounts and notes..................................	(2,023,000)	(2,039,000)
Net receivables...................................................................................	4,460,000	3,144,000
Recoverable income taxes..............................................................................		1,197,000
Deferred income taxes....................................................................................	1,050,000	992,000
Supplies and prepaid expenses....................................................................	2,418,000	2,803,000
Total current assets...........................................................................	32,000,000	27,382,000

Fixed Assets, Net...............................................................................................	9,274,000	9,896,000

Other Assets:
Notes receivable........................................................................................	1,911,000	1,709,000
Allowance for uncollectible notes..........................................................	(612,000)	(586,000)
Net long-term notes receivable........................................................	1,299,000	1,123,000
Goodwill......................................................................................................	954,000	954,000
Intangible, net............................................................................................	38,000	111,000
Restricted investments.................................................................................	371,000	367,000
Total other assets...............................................................................	2,662,000	2,555,000
	$ 43,936,000	$ 39,833,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2005 (unaudited)	December 31, 2004
Current Liabilities:
Prepaid tuition.................................................................................................	$ 7,001,000	$ 5,506,000
Accrued salaries and wages..........................................................................	1,267,000	1,830,000
Accounts payable...........................................................................................	3,409,000	3,638,000
Accrued liabilities............................................................................................	1,964,000	1,780,000
Accrued income taxes payable......................................................................	94,000
Total current liabilities............................................................................	13,735,000	12,754,000

Long-Term Liabilities:
Deferred rent......................................................................................................	1,894,000	1,874,000
Deferred income taxes......................................................................................	781,000	1,041,000
Total long-term liabilities..........................................................................	2,675,000	2,915,000
Stockholders’ Equity
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,402,958 shares issued and 6,055,333 shares outstanding at September 30, 2005 and 6,318,573 shares issued and 5,970,755 shares outstanding at December 31, 2004.................................	640,000	632,000
Capital in excess of par....................................................................................	15,290,000	14,636,000
Retained earnings.............................................................................................	13,575,000	10,876,000
Less treasury stock, 347,625 shares in 2005 and 347,818 shares in 2004 at cost.................................................................................................................	(1,979,000)	(1,980,000)
	27,526,000	24,164,000
	$ 43,936,000	$ 39,833,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net Revenue.........................................................................................	$ 64,948,000	$ 62,084,000	$ 23,342,000	$ 21,082,000
Costs and Expenses:
Instruction costs and services.................................................	20,450,000	19,662,000	7,159,000	6,755,000
Selling and promotional.............................................................	10,507,000	8,499,000	3,606,000	3,043,000
General and administrative........................................................	27,399,000	25,405,000	9,332,000	8,511,000
Provision for uncollectible accounts.......................................	2,689,000	2,673,000	1,145,000	939,000
Total Expenses	61,045,000	56,239,000	21,242,000	19,248,000
Operating Income................................................................................	3,903,000	5,845,000	2,100,000	1,834,000
Interest and Other Non-Operating Income.....................................	462,000	140,000	186,000	50,000
Income Before Provision For Income Taxes	4,365,000	5,985,000	2,286,000	1,884,000
Provision For Income Taxes..............................................................	1,666,000	2,334,000	869,000	734,000
Net Income...........................................................................................	$ 2,699,000	$ 3,651,000	$ 1,417,000	$ 1,150,000
Weighted Average Shares Outstanding:
Basic...............................................................................................	5,997,000	5,986,000	6,023,000	5,984,000
Diluted............................................................................................	6,219,000	6,343,000	6,234,000	6,271,000
Net Income Per Share:
Basic...............................................................................................	$ .45	$ .61	$ .24	$ .19
Diluted...........................................................................................	$ .43	$ .58	$ .23	$ .18

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows - Operating Activities:
Net Income.....................................................................................................................................	$ 2,699,000	$ 3,651,000
Adjustments to reconcile net income to net cash provided by operating activities --
Depreciation and amortization...........................................................................................	1,605,000	1,489,000
Provision for uncollectible accounts................................................................................	2,689,000	2,673,000
Provision for deferred income taxes..................................................................................	(318,000)	---
Leasehold improvement incentives..................................................................................	266,000	1,880,000
Change in assets and liabilities --
Accounts and notes receivables, net...............................................................................	(4,271,000)	(3,215,000)
Prepaid tuition......................................................................................................................	1,495,000	800,000
Income taxes payable/receivable.......................................................................................	1,291,000	(26,000)
Accounts payable, accrued expenses and other............................................................	(242,000)	(586,000)
Total adjustments.......................................................................................................	2,515,000	3,015,000
Net operating activities..............................................................................................	5,214,000	6,666,000
Cash Flows-Investing Activities
Acquisition of intangible assets................................................................................................	(13,000)	---
Maturity (purchase) of short term investments......................................................................	721,000	(1,298,000)
Capital expenditures....................................................................................................................	(1,034,000)	(3,564,000)
Net investing activities........................................................................................................	(326,000)	(4,862,000)
Cash Flows-Financing Activities:
Treasury stock.............................................................................................................................	1,000	(580,000)
Stock purchase plan....................................................................................................................	80,000	89,000
Stock options exercised, including tax benefit........................................................................	582,000	65,000
Net financing activities.......................................................................................................	663,000	(426,000)
Net Increase in Cash and Cash Equivalents...................................................................................	5,551,000	1,378,000
Cash and Cash Equivalents at Beginning of Period......................................................................	12,676,000	17,250,000
Cash and Cash Equivalents at End of Period..................................................................................	$ 18,227,000	$ 18,628,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For Income Taxes:.............................................................................	$ 912,000	$ 2,360,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2004.....................	$ 632,000	$ 14,636,000	$ 10,876,000	$ (1,980,000)	$ 24,164,000
Net Income			2,699,000		2,699,000
Stock Option Exercised, Including Tax Benifits.............................	7,000	575,000			582,000
Employee Stock Purchase Plan................	1,000	79,000			80,000
Treasury Stock Distributed.......................				1,000	1,000
BALANCE, September 30, 2005....................	$ 640,000	$ 15,290,000	$ 13,575,000	$ (1,979,000)	$ 27,526,000

BALANCE, December 31, 2003.....................	$ 625,000	$ 14,236,000	$ 6,954,000	$ (1,152,000)	$ 20,663,000
Net Income..................................................			3,651,000		3,651,000
Stock Options Exercised............................	4,000	61,000			65,000
Employee Stock Purchase Plan................		89,000			89,000
Treasury Stock Purchased........................				(580,000)	(580,000)
BALANCE, September 30, 2004....................	$ 629,000	$ 14,386,000	$ 10,605,000	$ (1,732,000)	$ 23,888,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Instruction costs and services................................................	31.5	31.7	30.7	32.0
Selling and promotional............................................................	16.2	13.7	15.4	14.4
General and administrative.......................................................	42.2	40.9	40.0	40.3
Provision for uncollectible accounts......................................	4.1	4.2	4.9	4.5
Total operating expenses.........................................................	94.0	90.5	91.0	91.2
Operating income...............................................................................	6.0	9.5	9.0	8.8
Other non-operating income.............................................................	0.7	0.2	0.8	0.2
Income before provision for income taxes......................................	6.7	9.7	9.8	9.0
Provision for income taxes................................................................	2.6	3.8	3.7	3.5
Net income...........................................................................................	4.1%	5.9%	6.1%	5.5%

Executive Summary

The Company has seen a slight increase in student enrollments for the quarter and year compared to 2004. As a result, the student population at September 30, 2005 increased 5.8% to 6,448 compared to 6,097 at September 30, 2004. The Company believes that revenue in the fourth quarter of 2005 will be above revenue in the fourth quarter of 2004. The improvement is subject to continued enrollment growth and student retention efforts. In addition, the Company anticipates that operating income as a percentage of revenue will improve compared to the fourth quarter of 2004 unless there is an unforeseen event that has a material change on current expectations.

The Company increased advertising as a percentage of revenue during 2005. Advertising costs for Internet, television, print, direct mail and other media expenses was $7,155,000 or 11% of total revenue for the nine month period ended September 30, 2005 compared to $5,439,000 or 8.8% of total revenue for the same period in 2004. In addition, the Company has increased reliance on Internet advertising as compared to its other forms of advertising since the fourth quarter of 2003.

Internet advertising now represents approximately 18% of the total advertising cost for 2005 compared to 12% in 2004. The Company spent approximately $1,279,000 of the total advertising costs of $7,155,000 on Internet sources in 2005 compared to $649,000 of the total advertising costs of $5,439,000 in 2004.

The Company’s leads (inquiries for enrollment) increased 17.5% for the nine months ended September 30, 2005 and 14.8% for the quarter compared to the same periods in 2004. Additional leads were a factor in increased enrollments; however, the Company had lower overall rates of conversion from lead into enrollment (“conversion rate”) during 2005 as compared to the first nine months of 2004.

Internet leads were 42.0% of the total leads for the nine months ended September 30, 2005 compared to 31.2% in 2004. Leads from Internet advertising had a lower conversion rate than other forms of advertising. The Company believes conversion rates for Internet leads can be increased with additional training; however, the Company believes Internet leads will not have the same conversion rates as television and newspaper. Television leads were 11.5% of the total leads for the nine months ended September 30, 2005 compared to 15.8% for the same period in 2004.

The Company’s net income decreased for the nine months ended September 30, 2005 compared to the same period in 2004 due to additional expenses and lower average student population. Payroll and advertising expense represented the largest dollar increases compared to 2004. Payroll increased as staff was added for new programs during the last three months of 2004 and first nine months of 2005. In addition new corporate positions were added during the fourth quarter of 2004 as the Company restructured reporting and oversight of its campuses. Advertising expense increased as the Company purchased additional television, newsprint and Internet advertising to improve lead flow and increase enrollment. Enrollments increased compared to 2004; however, average population decreased due to lower student population at the beginning of 2005 compared to the beginning of 2004. The beginning student population was 5,148 at January 1, 2005 compared with 5,732 at January 1, 2004. The average population decrease was offset by a tuition increase that resulted in increased revenue.

The Lauderdale Lakes, Florida Campus is currently closed due to power outages from Hurricane Wilma. The Company will reopen this campus as soon as possible after power is restored. Florida Power and Light “FPL” has estimated that power will be restored before November 22, 2005. This will impact our consolidated financial statements in the fourth quarter of 2005. We are unable to calculate the impact due to the uncertainty of the situation.

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

The Company changed the name of seven campuses to “Concorde Career College” from ‘Concorde Career Institute” in 2005. Currently eight of our twelve campuses are designated as “Concorde Career College.” State rules regulate the ability of the Company to use College. Generally the campus must be degree granting. The Company has four remaining campuses that may be designated “Concorde Career College” in the future.

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs in the allied health field. The Company operated campuses at 12 locations in seven states (the “Campuses”) as of September 30, 2005. The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 79% of cash receipts from such funds for the year ended December 31, 2004.

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

The Company continues to evaluate possible acquisitions and new campus openings but currently has no definitive arrangements.

The Company invested capital expenditures to improve and expand facilities in 2003 and 2004. Additional space was added at all 12 Campuses. Five Campuses were moved to larger facilities in the past two years, San Bernardino, California in February 2003, Arlington, Texas in June 2003, San Diego, California in January 2004, Denver, Colorado in March 2004, and Portland, Oregon in September 2004. Capital expenditures to improve facilities and equipment were $1,842,000 in 2002, $3,731,000 in 2003, $6,147,000 in 2004, and $1,034,000 for the first nine months of 2005. The Company anticipates that 2005 capital expenditures will be below 2002 amounts as the Company has completed most of its major projects.

The addition of classrooms and upgraded facilities has provided the Company the space to expand program offerings at its Campuses. Two programs were added in the first quarter of 2005 and five in the third quarter of 2005. The Company anticipates adding a total of ten programs for the twelve months ending December 31, 2005.

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

The Company historically established an account receivable and corresponding deferred revenue liability for each student upon commencement of a program of study. The Company changed its method of recording receivables on a prospective basis effective with the quarter that began July 1, 2005. The Company now records, at the completion of each financial period, an entry to reflect the appropriate receivable due for that financial period. Payments are recorded as received and applied to the student account reducing the related receivable. Payments received for a student account in excess of the receivable due is reflected as Prepaid Tuition, a liability due to the student. The effect of the reclassification was to reduce the account receivable balance, eliminate the deferred revenue liability and record any balance of cash received in excess of tuition earned as prepaid tuition. Prior periods have been changed for comparative purposes. There was no change to revenue, allowance for uncollectible accounts and notes receivables, provision for uncollectible accounts or net income as a result of this reclassification. In addition, this reclassification did not change the Company’s cash flow from operations.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2004

Student enrollments increased 3.5% to 7,954 for the nine months ended September 30, 2005 compared to 7,688 in 2004. Student population increased 5.8% to 6,448 at September 30, 2005 compared to 6,097 ended September 30, 2004. Enrollments for new programs that were started in the last twelve months were 368 for the nine months ended September 30, 2005. Enrollments for existing programs decreased 102 for the nine months ended September 30, 2005 compared to the same period in 2004. Average student population for the nine months ending September 30, 2005 decreased 2.4% to 5,953 compared to 6,101, for the same period in 2004.

Revenue increased 4.6% or $2,864,000 to $64,948,000 for the nine months ended September 30, 2005 compared to $62,084,000 for the same period in 2004. Revenue increased due to a 7.2% tuition increase compared to the same period in 2004 and was offset by lower average student population.

Net income was $2,699,000 for the nine months ended September 30, 2005 compared to $3,651,000 in 2004.

Instruction Costs and Services - increased 4.0% or $788,000 to $20,450,000 compared to $19,662,000 in 2004. The increase was a result of increased salary expense compared to 2004. Salaries increased $1,225,000 due to higher wages and an increase in the number of staff. The Company added additional instructional staff for program transplants that occurred in 2004 and in anticipation of program transplants for 2005. The Company added 23 full time equivalent (“FTE”) employees for the nine months ended September 30, 2005 compared to the same period in 2004. Textbooks, classroom materials, and supplies accounted for the offsetting decrease.

Selling and Promotional -increased 23.6% or $2,008,000 to $10,507,000 compared to $8,499,000 in 2004. The increase is primarily a result of additional media costs compared to 2004. Media costs increased $1,716,000 or 32% compared to the prior year. Internet advertising represented the largest increase, rising $630,000 or 97% to $1,279,000 compared to $649,000 in 2004. Salaries increased $292,000 compared to 2004.

General and Administrative - increased 7.8% or $1,994,000 to $27,399,000 compared to $25,405,000 in 2004. Payroll increased $1,229,000 compared to 2004. Additional employees due to the change in the management structure and higher wages were factors in the increase. Health insurance expense increased $898,000 due to increased administrative expenses and additional employees participating in the health plan. Travel expense increased $289,000 due to an increase in training trips and additional campus visits compared to 2004. Employee procurement decreased $464,000. Professional fees decreased $409,000 due to a decrease in legal fees.
Provision for Uncollectible Accounts - increased $16,000 to $2,689,000 compared to $2,673,000 in 2004. The average number of students that dropped from their program of study as a percentage of average population decreased to 6.0% in 2005 from 6.2% at September 30, 2004. Accounts receivable due from dropped students is generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods. The Company began financing some students over longer payment periods during the first quarter of 2005 which may increase the provision for uncollectible accounts in future quarters.

Interest and Other Non-Operating Income - increased to $462,000 for the nine months ended September 30, 2005 compared to $140,000 in 2004. The Company maintains its cash and temporary investments in short term highly liquid accounts including certificates of deposit and money markets. The increase is a result of higher interest rates on investments and additional interest from student receivables.

Provision for Income Taxes - a tax provision of $1,666,000 or 38.2% of pretax income was recorded for the nine months ended September 30, 2005 compared to $2,334,000 or 39.0% in 2004.

EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 5,997,000 in 2005 from 5,986,000 in 2004. Common shares increased due to the Company’s employee stock purchase plan and stock options exercised. Basic income per share was $.45 in 2005 compared with $.61 in 2004. Diluted weighted average common shares outstanding decreased to 6,219,000 in 2005 from 6,343,000 in 2004. Diluted income per share was $.43 for the nine months ended September 30, 2005 compared with $.58 for 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2004

Student enrollments increased 4.3% to 2,982 for the three months ended September 30, 2005 compared to 2,859 in 2004. Student population increased 5.8% to 6,448 at September 30, 2005 compared to 6,097 at September 30, 2004. Enrollments for new programs that were started in the last twelve months were 123 for the quarter ended September 30, 2005. Enrollments for existing programs were 2,859 for both quarters in 2005 and 2004. Average student population for the three months ending September 30, 2005 increased 4.7% to 6,315 compared to 6,031 for the same period in 2004.

Revenue increased 10.7% or $2,260,000 to $23,342,000 for the three months ended September 30, 2005 compared to $21,082,000 for the same period in 2004. Revenue increased due to increased student enrollments, average student population, and a price increase compared to 2004. Tuition prices increased 5.7% for the quarter compared to the same period in 2004.

Net income of $1,417,000 was recorded for the quarter ended September 30, 2005 compared to $1,150,000 in 2004.

Instruction Costs and Services - increased 6.0% or $404,000 to $7,159,000 compared to $6,755,000 in 2004. The increase was a result of increased salary expense compared to 2004. Salaries increased $490,000 due to higher wages and an increase in the number of staff. The Company added additional instructional staff for program transplants that occurred in 2004 and in anticipation of program transplants for 2005. The Company had 30 additional FTE employees for the quarter ended September 30, 2005 compared to the same period in 2004. Textbook expense increased $59,000 due to increased enrollments. Classroom materials and supplies accounted for the offsetting decrease.
Selling and Promotional -increased 18.5% or $563,000 to $3,606,000 compared to $3,043,000 in 2004. The increase is primarily a result of additional media costs. Media costs increased $470,000 or 23% compared to 2004. Internet expense increased $174,000 or 58% compared to 2004. Salaries increased $93,000 in the quarter compared to the same quarter in 2004. The Company had 10 additional FTE employees for the quarter compared to the same quarter in 2004.

General and Administrative - increased 9.6% or $821,000 to $9,332,000 compared to $8,511,000 in 2004. Payroll increased $426,000 compared to 2004. Additional employees due to the change in the management structure and higher wages were factors in the increase. Health insurance expense increased $439,000 due to increased claims, administrative expenses and additional employees participating in the health plan. Travel expense increased $133,000 due to increased training meetings and additional campus visits compared to 2004. Several categories accounted for the offsetting decrease as the Company continued to focus on expense control.
Provision for Uncollectible Accounts - increased $206,000 to $1,145,000 compared to $939,000 in 2004. Students that dropped from their program of study as a percentage of average population was 6.2% for both quarters. Accounts receivable due from dropped students is generally less collectible than balances due from graduates. Therefore, an increase in the drop percentage in future quarters may lead to an increase in the provision for uncollectible accounts as a percentage of revenue in future periods. The Company began financing some students over longer payment periods during the first quarter of 2005 which may increase the provision for uncollectible accounts in future quarters.

Interest and Other Non-Operating Income - increased to $186,000 for the quarter ended September 30, 2005 compared to $50,000 in 2004. The increase is a result of higher interest rates on the Company’s investments and additional interest student receivables.

Provision for Income Taxes - a tax provision of $869,000 or 38.0% of pretax income was recorded for the quarter ended September 30, 2005 compared to $734,000 or 39.0% in 2004.

EPS and Weighted Average Common Shares - Basic weighted average common shares increased to 6,023,000 in 2005 from 5,984,000 in 2004. Common shares increased due to exercised options and the employee stock purchase plan. Basic income per share was $.24 in 2005 compared with $.19 in 2004. Diluted weighted average common shares outstanding decreased to 6,234,000 in 2005 from 6,271,000 in 2004. Diluted income per share was $.23 for the quarter ended September 30, 2005 compared with $.18 for 2004.

Liquidity and Capital Resources

Other
The Company entered into a $371,000 letter of credit with Commerce Bank in March 2005. The letter of credit is used to secure workers compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2006. The letter of credit is secured by certificates of deposit in the same amount that expire on March 31, 2006.

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

The Company reduced its overall insurance expense $230,000 for the nine months ended September 30, 2005 compared to the same period in 2004 as a result of the new worker’s compensation insurance and reduced worker’s compensation claims.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of September 30, 2005:

Year Ending December 31,	Facility Operating Leases	Other Operating Lease	Capital Asset Obligations	Purchase Obligations
2005 (remainder of year)	$ 1,278,000	$ 4,000	$ 27,000	$ 246,000
2006	4,840,000	16,000	---	210,000
2007	4,541,000	16,000	---	131,000
2008	4,515,000	6,000	---	37,000
2009	4,479,000	---	---	---
Thereafter	24,694,000	---	---	---
Total	$ 44,347,000	$ 42,000	$ 27,000	$ 624,000

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

Cash Flows and Other

Cash provided by operating activities was $5,214,000 for the nine months ended September 30, 2005 compared with $6,666,000 in 2004. Cash flows from operating activities decreased primarily due to a decrease in net income of $952,000 and decreased leasehold improvement incentives of $1,614,000.

Cash used by investing activities was $326,000 for the nine months ended September 30, 2005 compared to $4,862,000 in 2004. Capital expenditures decreased $2,530,000 in 2005 compared to 2004. The Company redeemed $721,000 in short-term investments in 2005 compared to purchasing $1,298,000 in 2004. Capital expenditures decreased as the Company has no scheduled campus moves at this time.

Cash provided by financing activities was $663,000 for the nine months ended September 30, 2005 compared with using $426,000 in 2004. The primary difference is that there were a larger number of stock options exercised in 2005 and treasury stock purchased in 2004. The reclassification of receivables did not have any impact upon cash flow.

The Company’s Board of Director’s (“Board”) approved a share repurchase program in August 2000 for 500,000 shares of common stock. The Board approved a 500,000 share increase to the repurchase program in November 2004. The authorization increased the total repurchase program to 1,000,000 shares. As of September 30, 2005, the Company had repurchased a total 335,735 shares at an average price of $5.73 pursuant to the plan. The Company purchased 19,900 shares during 2002 at an average price of $11.18, 2,800 shares during 2003 at an average price of $12.52, and 56,800 shares at an average price of $14.57 in 2004. The Company purchased 600,000 shares in October 2005 at $15.11 per share as discussed below. This transaction did not impact the existing repurchase program authorized by the Board. The current share repurchase program remains in effect. As of October 31, 2005, the Company has a maximum number of 664,265 shares that may yet be repurchased under the program.

On September 12, 2005 the Company announced that it had entered into an agreement to repurchase 600,000 shares of its common stock from the Robert F. Brozman Trust (the “Trust”) in a private transaction.

The total aggregate purchase price was determined using 95% of the average closing price of the Company's stock on the NASDAQ market over a 30-day trading period. The 30-day period began on the August 19, 2005 and ended on September 30, 2005. The average 30-day closing price was $15.90 with a high of $17.06 and a low of $14.21. The purchase price of the 600,000 shares was $9,066,000 or $15.11 per share and closed on October 21, 2005.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,”“2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of September 30, 2005, 248,467 shares remain available to be granted with the 1998, 2000, 2002, and 2003 option plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificates of deposit and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from 1.22% to 3.44% at September 30, 2005. As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s exposure to fluctuations in the interest rates for its money market accounts and certificates of deposit is minimal.

Item 4. Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2005. There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under this Program
July 1, 2005 - July 31, 2005	----	----	----	664,265
August 1, 2005 - August 31, 2005	----	----	----	664,265
September 1, 2005 - September 30, 2005	----	----	----	664,265
Total	----		----

(1)
On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. On November 2, 2004, the Company announced that the Board of Director’s increased the stock repurchase authorization by an additional 500,000 shares which increased the plan to a total of 1,000,000 shares. As of September 30, 2005, the Company had acquired 335,735 shares at an average price of $5.73. The Company purchased 600,000 shares on October 21, 2005 at $15.11 per share. This transaction did not effect the Share Repurchase Program authorized by the Board.

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

CONCORDE CAREER COLLEGES, INC.

                                                                                                    DATED: November 3, 2005
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