Form 10-K
CONCORDE CAREER COLLEGES INC
filed 2006-03-13
CIK 832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]                                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
OR
[     ]                                             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ___________________

Commission file number 0-16992

CONCORDE CAREER COLLEGES, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1440321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5800 Foxridge Drive, Suite 500, Mission, Kansas	66202
(Address of principle executive offices)	(Zip Code)

(913) 831-9977
(Registrant’s telephone number, including area code)

(None)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $ .10 par value per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                           Yes [     ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                                                                                                           Yes [     ]                No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                   Yes [ X ]                No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]                                                      Accelerated filer [    ]        Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                            Yes [    ]    No [ X ]

As of June 30, 3005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $43,065,286 based on the closing sale price of $13.65 per share as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $ .10 par value per share	5,463,796 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006	Part III

CONCORDE CAREER COLLEGES, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2005

Index
Item                                                                                                                                                                                                                                         Page

Introduction and Note on Forward Looking Statements.......................................................................................................... I-1
PART I
1.	Business........................................................................................................................................................................................... I-1
1A.	Risk Factors...................................................................................................................................................................................... I-7
1B.	Unresolved Staff Comments.......................................................................................................................................................... I-11
2.
Properties..........................................................................................................................................................................................                        I-12

3.	Legal Proceedings........................................................................................................................................................................... I-12
4.	Submission of Matters to a Vote of Security Holders............................................................................................................... I-12
PART II
5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases
of Equity Securities.........................................................................................................................................................................                          II-1

6.	Selected Financial Data.................................................................................................................................................................. II-2

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations............................................. II-3

7A.	Quantitative and Qualitative Disclosures about Market Risk................................................................................................... II-15

8.	Financial Statements and Supplementary Data............................................................................................................................ II-16

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................. II-33

9A.	Controls and Procedures.................................................................................................................................................................. II-33

9B.	Other Information............................................................................................................................................................................... II-34

PART III
10.	Directors and Executive Officers of the Registrant....................................................................................................................... III-1

11.	Executive Compensation................................................................................................................................................................... III-1

12.	Security Ownership of Certain Beneficial Owners and Management......................................................................................... III-1

13.	Certain Relationships and Related Transactions............................................................................................................................ III-1

14.	Principal Accountant Fees and Services.......................................................................................................................................... III-1

PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................................................................. IV-1
  Signatures IV-3

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

Documents Incorporated By Reference

Portions of the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs in the allied health field. The Company serves the segment of population seeking to acquire a career-oriented education. The Campuses generally enjoy long operating histories and strong franchise value in their local markets. As of December 31, 2005, the Company operated Campuses at 12 locations in seven states (the “Campuses”).

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

Available Information on Website

The Company’s website address is http://www.concorde.edu. The Company’s public filings are placed on the Company’s website within a reasonable time after the filing is completed with the SEC.

The Campuses

The Company has designated campuses that offer degree granting programs “Concorde Career College”. The remaining Campuses are designated as “Concorde Career Institute.” The Company’s twelve Campuses are located in the following cities:

Part I- Page 1

Concorde Career College	Concorde Career Institute
North Hollywood, California	Lauderdale Lakes, Florida
Garden Grove, California	Jacksonville, Florida
San Bernardino, California	Tampa, Florida
San Diego, California	Portland, Oregon
Aurora, Colorado	Arlington, Texas
Kansas City, Missouri
Memphis, Tennessee

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

The Company’s current programs include the following:

Clinical Programs	Core and Other Programs
Vocational / Practical Nursing	Medical Administrative Assistant
Respiratory Therapy	Medical Office Professional
Advanced Respiratory Therapy	Medical Assistant
Surgical Technology	Insurance Coding and Billing Specialist
Radiologic Technology	Dental Assistant
Pharmacy Technician	Patient Care Technology
Health Unit Coordinator
Massage Therapy

Program offerings vary by Campus. The seven campuses designated Concorde Career College (above) offer selected associate degree programs. Campuses utilize different program titles pursuant to state regulations. In addition, certain Campuses offer selected short term courses/programs, including Limited X-Ray, Expanded Duties for Dental Assistants, Patient Care Assistant, and various certification test preparations in allied health occupations.

The Company’s six largest programs represented approximately 87% of the student population at December 31, 2005 compared to 89% at December 31, 2004. The programs and their percentage of the student population at December 31, 2005 and 2004 were:

Program	2005	2004
Medical Assistant	29%	31%
Vocational Nursing/Practical Nursing	17	18
Dental Assistant	16	16
Insurance Coding and Billing Specialist	12	13
Respiratory Therapy	7	5
Surgical Technology/Technologist	6	4
	87%	89%

The Campuses utilize a non-traditional academic calendar with program start dates varying by location and type of program. Campuses generally have one or more programs commencing every month. Campuses do not offer all programs at all times. A limited number of programs are offered during weekends at some Campuses. Programs of study range from five to eighteen months and include from 400 to 2,985 hours of instruction. Programs are generally taught in a classroom atmosphere, with hands-on clinical and/or laboratory experience as an integral part of the curriculum. Programs designated as core and others generally include an externship immediately prior to graduation, varying in duration from four to twelve weeks, depending on the program.

Program advisory committees provide ideas, evaluate and recommend improvements to the curriculum for each program. Advisory committees meet twice a year and are comprised of local industry and business professionals. Advisory committee members provide valuable input regarding changes in the program and suggest new technologies and other factors that may enhance curriculum.

Part I - Page 2

Recruitment and Admissions

A typical student is either: (i) unemployed and enrolls to learn new skills and obtain employment or (ii) underemployed and enrolls to acquire new skills or to update existing skills to increase his/her earning capacity. Students are recruited through advertising in various media, including Internet, television, newspaper, and direct mail. Management estimates that approximately 36% of all enrollments during 2005 were the result of referrals from students and graduates. Referrals accounted for approximately 38% of enrollment during 2004.

Each Campus maintains an Admissions Department that is responsible for conducting admissions interviews with potential applicants to provide information regarding the programs and to assist with the application process. In addition, each applicant for enrollment must take and pass an entrance examination administered by persons other than admissions representatives. The entrance examination and interview are designed to determine the student's level of aptitude in language usage, reading skills, and math skills.

The admissions criteria vary according to the program of study. Generally, each applicant for enrollment must have a high school diploma or the equivalent of a high school diploma. Some Campuses accept students without a high school diploma or equivalent; however, the student must demonstrate the ability to benefit from the program by meeting United States Department of Education (“ED”) requirements before admission is granted. Students without a high school diploma or equivalent may only enroll in a limited number of programs. All students must be beyond the age of compulsory high school attendance. The Company utilizes a database maintained by ED to identify applicants who may be in default on a prior student loan.

The Company had 5,741 students in attendance at December 31, 2005 compared to 5,148 at December 31, 2004.

Student Retention
The Company strives to help students complete their program of study through admissions screening, financial planning and student services. Each Campus has at least one staff member whose function is to provide student services concerning academic and personal problems that might disrupt or result in a premature end to a student’s studies. Programs of study are offered in the morning, afternoon, and evening to meet the students’ scheduling needs. Campuses do not offer all programs at all times. A limited number of programs are offered during weekends at some Campuses.

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

Organizational Structure

The President and Chief Executive Officer (the “CEO”) is responsible for the overall performance of the Campuses. Reporting to him are the following Vice Presidents: Chief Financial Officer, Human Resources; Campus Operations; Marketing and Strategic Development; and Academic Affairs.

The Company changed its organizational structure during the fourth quarter of 2004 and created a regional structure designed to provide focused support to campuses. Four new positions were created: Vice President of Campus Operations, Regional Director of Operations - Eastern Region, Regional Director of Operations - Western Region and Regional Admissions Director.

The Company maintains a strict focus on compliance in all areas of campus management. Campuses are divided into two divisions, East and West reporting to their respective Regional Director of Operations. In addition, the Company utilizes a variety of staff to review, train and support Campus programs and personnel. These include all areas of Campus Operations, Admissions, Graduates Services, Financial Aid, Compliance and Education. In addition, the Company has National Program Managers for most of its clinical programs.

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

Part I - Page 3

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

The Campuses are accredited through national accreditation associations recognized by ED. These associations are the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), the Council on Occupational Education (“COE”) and the Accrediting Bureau of Health Education Schools (“ABHES”). The Memphis, Tennessee Campus is accredited by COE. The Arlington, Texas Campus is accredited by ABHES. The remaining Campuses are accredited by ACCSCT. Accreditation by an accrediting body recognized by ED is necessary for a Campus to be eligible to participate in federally sponsored financial aid programs. See “Financing Student Education.”

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

Financing Student Education

Tuition and other ancillary fees vary from program to program, depending on the subject matter and length of the program. The total cost per program ranges from approximately $7,000 to $33,000.

Most students attending the Campuses utilize federal funding programs including government grants and the Federal Family Education Loan programs available under the Higher Education Act of 1965 (“HEA”) to finance their tuition.

Each Campus has financial aid staff to assist students in preparing applications for federal grants and federal loans. Management estimates that during 2005, 80% of cash receipts were derived from funds obtained by students through these programs, compared to the 79% during 2004.

Currently, each Campus is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant (Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan (“Perkins”), Federal Parent Loan for Undergraduate Students (PLUS), Federal Subsidized Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans benefits. Also, some students are eligible for assistance under the Department of Labor's Workforce Investment Act (“WIA”).

The states of California, Colorado, Tennessee, Florida, Oregon, and Texas each offer state grants to students enrolled in educational programs of the type offered by the Campuses. Typically, many restrictions apply in qualifying and maintaining eligibility for participation in these state programs.

Students principally rely on a combination of two Federal programs: Federal Pell Grants and Federal Family Education Loans (FFELs) also referred to as Federal Subsidized Stafford, Unsubsidized Stafford, and PLUS loans. Federal Subsidized Stafford Loans are need based and awarded annually to students studying at least half time at an approved postsecondary educational institution. The maximum Pell Grant a student may receive for the 2005-2006 award year is $4,050. The amount a student actually receives is based on a federal regulatory formula devised by ED. The Company received 25.0% or $20,736,000 of its cash receipts from Pell Grants in 2005 compared to 26.9% or $21,076,000 in 2004.

Part I - Page 4

FFELs are low interest federal student loans provided by banks and other lending institutions, the repayment of which is fully guaranteed as to principal and interest by the federal government through a guarantee agency. The student pays no interest on a Subsidized Stafford Loan while in school and for a grace period (up to six months); on unsubsidized loans, interest accrues but is capitalized and added to the principal. Parents of dependent students can receive PLUS loans. There is no interest subsidy for PLUS loans. The parent borrower is responsible for all interest that accrues on the loan while the student is in school. For both subsidized and unsubsidized loans, students do not need to begin payment until expiration of a six-month grace period following last day of attendance. After such time, repayment is required in monthly installments, with a variable interest rate. Lenders making subsidized FFELs receive interest subsidies during the term of the loan from the federal government, which also pays all interest on these FFELs while the student attends school and during the grace period. In the event of default, all FFELs are fully guaranteed as to principal and interest by state or private guarantee agencies which, in turn, are reimbursed by the federal government according to the guarantee agency reinsurance provisions contained in the HEA. The Company received 52.8% or $43,762,000 of its cash receipts from FFELs in 2005 compared to 50.1% or $39,202,000 in 2004.

All of the Company’s Campuses participate in the SEOG Program and nine of the Campuses participate in the Perkins Program. These two programs are campus based programs and each Campus is responsible for the administration of these programs. Both SEOG and Perkins are awarded based on students need. SEOG is a federal grant issued to a student and the Company is required to contribute a 25% non federal share. Perkins is a low interest loan made with government funds in which the Company must contribute 25% of the federal contribution. The Company received 1.7% or $1,402,000 from SEOG in 2005 compared to 1.7% or $1,342,000 in 2004. The Company received .7% or $577,000 from Perkins in 2005 compared to .5% or $407,000 in 2004.

Other financial assistance is available to some of our students. Students participate in state grant programs in California, Colorado and Tennessee. In addition, certain students at some of our campuses participate in programs provided by the U.S. Department of Veterans Affairs and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). Private loan programs also are available to students. Private loans are based upon the student’s credit worthiness and are made without recourse to the Company.

The Company offers an internal program that allows students to repay a portion of their program cost directly to the Company. The Company began financing students over longer periods of time beginning in the first quarter of 2005 under this program. This has resulted in additional receivables due directly from students to the Company and has resulted in an increase in the provision for uncollectible accounts during 2005.

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

Part I - Page 5

The following table sets forth the 2004, 2003, and 2002 cohort default rates for each of the Campuses.

	Cohort Default Rates				Cohort Default Rates
Campus	2004(1)	2003	2002		2004(1)	2003	2002
Garden Grove, CA	4.3	6.1	9.7	North Hollywood, CA	2.9	6.1	7.5
Denver, CO	3.5	6.0	4.6	Portland, OR	3.5	2.4	4.7
Jacksonville, FL	6.9	5.9	7.8	San Bernardino, CA	6.7	7.3	16.2
Kansas City, MO	5.9	7.1	5.8	San Diego, CA	4.3	7.8	8.2
Lauderdale Lakes, FL	7.0	4.9	8.8	Tampa, FL	8.0	6.6	9.4
Memphis TN	6.6	5.0	6.0	Arlington, TX	1.7	0.0	7.1

(1)	Preliminary rates received February 14, 2006. These rates are subject to change and may not be reflective of the final rates for 2004.

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

In 1994, ED established a policy of recertifying all institutions participating in Title IV programs every five years. Provisional certification limits the Campus’ ability to add programs and change the level of educational award. In addition, the Campus is required to accept certain restrictions on due process procedures under ED guidelines. Eleven of the Company’s Campuses have full certification. The Kansas City Campus received provisional certification due to high Federal Perkins Loan default rates. The Company does not believe provisional certification will have a material impact on its liquidity, results of future operations or financial position. There has been no material impact due to provisional certification in prior years.

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

The Company had four programs that were placed on Outcomes Reporting by their respective accreditation association. The programs are being monitored for completion rates, placement rates, or both. The Campuses are addressing the issues associated with the Outcomes issues. The Company believes that these issues will be corrected and will not result in any material impact to the Company.

Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA until September 30, 2004. Congress has delayed the reauthorization scheduled for October 1, 2004. The Company does not believe the reauthorization will have a material financial impact on the Company when it is completed. However, recent negative publicity regarding for profit postsecondary schools may impact reauthorization. The 1998 reauthorization has been extended until the 2004 reauthorization is completed.

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

The Company’s composite score was 2.7, 2.8, and 2.8 in 2003, 2004, and 2005, respectively.

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

Management believes that the educational programs offered, the Company’s health care focus, the Campus' reputation and marketing efforts are the principal factors in a student's choice to enroll at a Campus. Additionally, the cost of tuition and availability of financing, the location and quality of the Campus' facilities, and job placement assistance offered are important. The specific nature and extent of competition varies from Campus to Campus, depending on the location and type of curriculum offered. The Company competes principally through advertising and other forms of marketing, coupled with specialized curricula offered at competitive prices.

Employees

As of December 31, 2005, the Company employed approximately 983 full and part-time employees, of which approximately 512 were faculty members. The Company had 343 management and administrative staff members employed at the Campuses and 56 employed at corporate headquarters. The remaining 72 employees are admissions personnel.

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

Item 1A. Risk Factors

Any of the following risks could materially adversely affect the Company’s business, results of operations or financial condition.

Failure to Comply with Extensive Regulations Could Have a Material Adverse Effect on the Company’s Business. Failure of the Company’s Campuses to comply with extensive regulations could result in financial penalties, loss or suspension of federal funding.

The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, the Company’s students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the HEA. The Company received approximately 80% of cash receipts from such funds for the year ended December 31, 2005. To participate in such programs, an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the ED, and certification by the ED. As a result, the Company’s Campuses are subject to extensive regulation by these agencies that, among other things, requires the Company to:

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

Part I- Page 7

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

A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year (the “90/10” Regulation). If any of the Company’s Campuses, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company received approximately $66,495,000 from federal student financial aid programs during 2005, representing 80.2% of the total cash received on FFEL eligible programs. Individual campuses 90/10 rates ranged from a low of 69.9% to a high of 87.4 % in 2005.

Part I - Page 8

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

Part I - Page 9

If there is a change in ownership, the Company may lose its ability to participate in federal student financial aid programs.

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

Competitors with greater resources could harm our business.

The post-secondary education market is highly fragmented and competitive. The Company’s campuses compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools. Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Public institutions can offer lower tuition prices. The Company’s competitors in both the public and private sectors may have greater financial and other resources.

Part I - Page 10

Our success depends upon our ability to recruit and retain key personnel.

The Company’s success depends upon our ability to attract and retain highly qualified faculty, campus administrators and corporate management. The Company may have difficulty locating, hiring and retaining qualified personnel. The loss of services of key personnel, or failure to attract and retain other qualified and experienced personnel could cause our business to suffer.

We may be unable to operate one or more of our Campuses due to a natural disaster.

The Company has three campuses in Florida. All three are located in coastal areas. The Company has four campuses located in southern California. One or more of these campuses may be unable to operate for an extended period of time in the event of a hurricane, earthquake or other natural disaster that does substantial damage to the area in which the campus is located. The failure of one or more of our campuses to operate for a substantial period of time could have a material adverse effect on our results of operations.

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

The exercise of substantial amounts of options or registration of common stock or the perception that such sales might occur could cause the market price of the Company’s Common Stock to decline. On December 31, 2005, the Company had 5,462,084 shares of the Company’s Common Stock outstanding. As of December 31, 2005, options to purchase 608,968 shares of the Company’s Common Stock were outstanding and were exercisable as of such date at an average exercise price of $11.30. This concentration of stock options, relative to the amount of Common Stock outstanding, if exercised, will have a dilutive effect on the Company’s earnings per share which could adversely affect the market price of the Company’s Common Stock. From time to time, the Company may issue additional options to the Company’s employees under the Company’s existing stock option plan and under any new plans the Company may adopt.

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

If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting, which would harm the Company’s business and the trading price of the Company’s stock.

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

Item 1B. Unresolved Staff Comments - None

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

The following table sets forth the location, approximate square footage and expiration of lease terms for each of the Campuses as of December 31, 2005:
 Square
 Locations                                                                                                                          Footage       Expiration (1)
Garden Grove, CA..................................................................................                    25,931                                   09-30-14
North Hollywood, CA...........................................................................                    35,155                                    07-31-11
San Bernardino, CA...............................................................................                    32,192                                    04-26-13
San Diego, CA.......................................................................................                     25,160                                    12-31-18
Denver, CO.............................................................................................                     33,591                                    11-14-13
Lauderdale Lakes, FL............................................................................                     25,838                                    05-31-07
Jacksonville, FL......................................................................................                    25,049                                     07-31-09
Tampa, FL................................................................................................                    23,750                                     01-31-17
Kansas City, MO....................................................................................                    26,194                                     02-28-07
Portland, OR............................................................................................                    30,530                                     08-31-19
Mission, KS (Corporate Office)...........................................................                     14,384                                     07-31-09
Memphis, TN..........................................................................................                     43,299                                     08-31-14
Arlington, Texas.....................................................................................                     26,639                                     06-30-13

(1)	Several of the leases provide renewal options, although renewals may be at increased rental rates.

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

Part I - Page 12

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  The Company’s common stock (“Common Stock”) is currently traded under the symbol “CCDC” on the NASDAQ SmallCap Market. The following table sets forth the high and low closing price reported at the end of the trading day, for the periods indicated as reported by NASDAQ.
2005	High	Low
First Quarter......................................................................................................................................................	$19.84	$16.95
Second Quarter.................................................................................................................................................	$16.99	$13.65
Third Quarter.....................................................................................................................................................	$17.06	$14.10
Fourth Quarter...................................................................................................................................................	$16.67	$13.45

2004	High	Low
First Quarter.......................................................................................................................................................	$27.75	$21.75
Second Quarter..................................................................................................................................................	$25.70	$14.60
Third Quarter......................................................................................................................................................	$17.39	$13.42
Fourth Quarter....................................................................................................................................................	$20.27	$14.87

There were 184 shareholders of record of Common Stock at December 31, 2005.

On February 9, 2006, the high and low price of the Company’s Common Stock on the NASDAQ SmallCap Market was $14.70 and $14.70 per share, respectively.

The Company has never paid cash dividends on its common stock. Management currently anticipates retaining future earnings to finance internal growth and potential acquisitions. Payment of common stock dividends in the future will depend upon the Company’s earnings and financial condition and various other factors the Company’s Board of Directors (“Board”) may deem appropriate at the time.

The following table lists the Company’s treasury stock purchases in the fourth quarter of 2005 and the remaining shares that may be purchased.

Issuer Purchases of Equity Securities:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under this Program
October 1, 2005 - October 31, 2005	600,000	15.11	600,000	664,265
November 1, 2005- November 30, 2005	----	----	----	664,265
December 1, 2005 - December 31, 2005	----	----	----	664,265
Total	600,000		600,000

(1)
On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. On November 2, 2004, the Company announced that the Board of Director’s increased the stock repurchase authorization by an additional 500,000 shares which increased the plan to a total of 1,000,000 shares. As of December 31, 2005, the Company had acquired 335,735 shares at an average price of $5.73. The Company purchased 600,000 shares in a private transaction on October 21, 2005 at $15.11 per share. This transaction did not affect the Share Repurchase Program authorized by the Board.

In 2001 and 2002, the Company awarded its Board Members options to purchase shares of the Company’s stock. The granting of these options was not submitted to the Company’s Shareholders for approval. These options were issued under a non-qualified stock option agreement and the market value on the date of the grant equaled the exercise price. The Company issued 12,500 options in 2001 at an exercise price of $4.50, 15,000 options in 2002 at an exercise price of $8.60, and 5,000 options in 2002 at an exercise price of $11.00.

Part II - Page 1

Equity Compensation Plan Information for the year ended December 31, 2005

The following table is information related to the Employee Stock Option Plan. Equity Compensation Plans not approved by security holders are options given to the Board.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans not approved by security holders.................................................	31,668	$5.93	----
Equity compensation plans approved by security holders.................................................	577,300	11.59	267,067
Total	608,968	$ 11.30	267,067

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

Part II - Page 2

Supplemental Information

The following selected data has been derived from the Company’s audited financial statements for 2001 through 2005. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:	(Dollars in thousands, except for per share data)
Revenues	$ 87,552	$ 81,507	$ 74,714	$ 61,112	$ 49,049
Operating expenses	82,218	75,228	64,798	54,412	46,562
Operating income	5,334	6,279	9,916	6,700	2,487
Interest and other non-operating income	658	207	179	231	442
Interest expense			24	176	182

Net income	$ 3,726	$ 3,922	$ 6,163	$ 4,234	$ 1,633
Basic earnings per share (1)	$ .63	$ .66	$ 1.05	$ .85	$ .36
Diluted earnings per share (1)	$ .61	$ .62	$ .99	$ .68	$ .28

Balance Sheet Data:
Total assets	$ 34,834	$ 39,833	$ 27,699	$ 23,506	$ 17,589
Subordinated debt due to related party	---	---	---	3,500	3,500
Stockholders' equity	$ 19,544	$ 24,164	$ 20,663	$ 9,990	$ 6,186

Other Data:
Number of locations (2)	12	12	12	12	11
Net enrollments (3)	9,667	9,323	9,454	8,510	7,080
Average Student Population	6,034	5,991	5,859	5,069	4,257
Ending Student Population	5,741	5,148	5,732	5,056	4,269

(1)	See Note 10 of Notes to Consolidated Financial Statements for the basis of presentation of earnings per share.

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

Executive Summary
The Company began 2005 with a lower student population, 5,148 compared to 5,732 in 2004. This contributed to lower net income in the first and second quarter. The Company was able to improve enrollments during 2005 and increased the ending population to 5,741 at December 31, 2005. Student inquiries increased approximately 16% during 2005 compared to 2004. Enrollments as a percentage of leads decreased 1.2% during 2005. The Company generated more leads but the percentage of those students enrolling has decreased with more advertising dollars being spent on Internet advertising. Leads from Internet advertising have a lower conversion rate than other forms of advertising. Internet leads were 43.2% of all leads in 2005 compared to 33.7% in 2004. Payroll increased as ten new programs were added in 2005. Management believes it has the framework in place to provide training and oversight to the campuses and pursue future growth opportunities.

Overview

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs in the allied health field. As of December 31, 2005, the Company operated Campuses at 12 locations in seven states (the “Campuses”). The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 80% of cash revenue from such funds for the year ended December 31, 2005.

The Company’s strategy over the next two years is to grow revenue primarily by increasing the number of programs offered at each of its twelve campuses and to open an additional location. Programs that are currently being offered by the Company will be transplanted to other campuses. Campuses currently offer an average of seven of the Company’s twelve primary programs. The Company has experience teaching each of the programs targeted for transplant, however due to regulatory requirements each transplanted program must receive its own regulatory approvals before being offered at a campus. The Company achieved its goal of transplanting ten new programs in 2005. The Company is generally required to hire staff, purchase equipment and have classroom space available prior to submitting new programs to accreditation bodies for approval. As a result the Company has incurred expenses for ten new program transplants (occupancy, depreciation and faculty) in advance of student enrollments.

Part II - Page 3

In 2003 and 2004, the Company invested heavily in capital expenditures to improve and expand facilities. Five Campuses were moved to larger facilities in 2003 and 2004, San Bernardino, California in February 2003, Arlington, Texas in June 2003, San Diego, California in January 2004, Denver, Colorado in March 2004, and Portland, Oregon in September 2004. In 2005, the capital expenditures spending decreased as a result of all scheduled Campus moves being completed. Capital expenditures were $3,731,000 in 2003, $6,147,000 in 2004, and $1,148,000 in 2005. The Company currently does not have any Campus moves scheduled for 2006.

The addition of classrooms and upgraded facilities has, and will provide the Company the space to expand program offerings at its Campuses. Three programs were added in 2003, eleven programs in 2004, and ten programs in 2005.

The Company has traditionally relied primarily on television and newspaper advertising to generate leads from prospective students. The Company increased the portion of its advertising expense dedicated to the Internet beginning in the fourth quarter of 2003. The investment in Internet advertising has resulted in a dramatic increase in the amount of Internet leads compared to total leads. Internet leads now represent over 43% of the Company’s total leads. The Company believes it must continue to improve the effectiveness of converting Internet leads into enrollments to effectively grow existing Campuses.

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

The Company had a reduction in enrollments in the Vocational Nursing program at its North Hollywood, California Campus due to state board programmatic provisional accreditation extension beginning with the second quarter of 2004. The Company received notification in May 2004 that the program would not be allowed to enroll additional students until annual average minimum pass rates on the state licensure examination for graduates were within acceptable levels as required by the state board. As a result, the campus can not enroll students in the program without obtaining state board approval. The Campus was granted limited enrollments in July 2004 and June 2005. The Company believes that it has made appropriate changes to increase pass rates to an acceptable level. However, there can be no assurance that the state board will approve additional enrollments in the future and the board may require the Company to terminate the program. Enrollments for this program were 281 in 2003, 137 in 2004 and 25 in 2005. The Company has received state board approval for a start of 30 students that will occur in the first or second quarter of 2006.

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

Revenues fluctuate as a result of seasonal variations in our business and due to capacity and scheduling limitations. These factors impact student population which varies as a result of new student enrollments and student attrition. Historically, the Campuses have had lower student enrollments in the fourth quarter of the year compared to the remainder of the year. This is due to fewer scheduled enrollments during the holiday periods of November and December. In addition, the Campuses utilize a non-traditional academic calendar with program start dates varying by location and type of program. Programs vary in length generally from 6 to 24 months. Program length impacts the scheduling of new starts in some programs. Expenses, however, do not vary as significantly as student population and revenues. The Company expects quarterly fluctuations in operating results to continue as a result of enrollment patterns, capacity and scheduling limitations. Such patterns may change, however, as a result of acquisitions, new school openings, increased capacity and new program introductions. The operating results for any quarter are not necessarily indicative of the results for any future period.

Part II - Page 5

The Company’s Campuses must be authorized by the state in which it operates, accredited by an accrediting commission that the U.S. Department of Education ("ED") recognizes, and certified by the ED to participate in Title IV Programs. Any substantial restrictions on the Campuses ability to participate in Title IV Programs would adversely affect our ability to enroll students.

Accounts receivable are due from students and are primarily expected to be paid through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company realized a higher level of uncollectible accounts receivable from students since October 2000. This was a result of the Higher Education Act of 1965 (“HEA”) refund provision that became effective October 7, 2000. Under the HEA requirements, students are obligated to the Company for education costs that the student can no longer pay with HEA Title IV funds. The Company began financing some students over longer periods in the first quarter of 2005 which has increased receivables due from students and the related provision for uncollectible accounts. The Company expects that non-Title IV accounts and notes receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase.

The following table presents the revenue for the periods indicated.
	Years Ended December 31,
	(In Thousands)
	2005	2004	2003
Revenue...........................................................................................................	$87,552	$81,507	$74,714

The following table presents the relative percentage of revenues derived and certain consolidated statement of operations items as a percentage of total revenues for the periods indicated.
	Years Ended December 31,
	2005	2004	2003
Revenue............................................................................................................	100.0%	100.0%	100.0%

Operating expenses:
Instruction costs and services..............................................................	31.2	32.2	30.1
Selling and promotional.........................................................................	16.3	14.0	13.2
General and administrative....................................................................	41.2	41.8	39.6
Provision for uncollectible accounts...................................................	5.2	4.3	3.9
Total operating expense.........................................................................	93.9	92.3	86.8
Operating income............................................................................................	6.1	7.7	13.2
Interest and other non-operating income...................................................	0.8	0.2	0.2
Income before income taxes.........................................................................	6.9	7.9	13.4
Provision for income taxes...........................................................................	2.6	3.1	5.2
Net Income.....................................................................................................	4.3%	4.8%	8.2%

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

Part II - Page 5

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

Current Trends and Recent Events

The Company has three campuses in Florida; Tampa, Lauderdale Lakes, and Jacksonville, that were impacted in some manner by the threat and effects of hurricanes in the third quarter of 2005. The Company’s Florida campuses are near coastal areas. While none of the Campuses experienced any material building damage, the Lauderdale Lakes Campus closed for approximately two weeks due to power outages. All three campuses experienced power outages, phone outages and intermittent closures due to the threat of storms at some point during the hurricane season.

The Company repurchased 600,000 shares of its common stock from the Robert F. Brozman Trust in a private transaction which closed in November 2005. The total aggregate purchase price was $9,066,000 or $15.11 per share. The price was determined using 95% of the average closing price of Company’s stock on the NASDAQ market over a 30 day period. The 30 day period began August 19, 2005 and ended September 30, 2005. The repurchase reduced the Company's outstanding shares approximately 10% from 6,055,333 before the transaction to 5,455,333 after the close of the transaction. Concorde purchased the shares with existing cash. The repurchase will be accretive to the Company's future earnings per share. The transaction was negotiated and approved by a special committee of Concorde’s board of directors consisting of all of its outside directors. The special committee retained a financial advisor, Legg Mason Wood Walker Incorporated (“Legg Mason”) to assist in the evaluation and negotiation of the transaction. Legg Mason, the independent financial advisor to the special committee, evaluated the fairness of the agreement from a financial point of view. The Company received all required regulatory approvals for the transaction.

The Company’s Board of Directors unanimously approved the accelerated vesting of all currently outstanding unvested stock options at a regularly scheduled board meeting in December 2005. The Options were previously awarded to executive officers and employees. The acceleration of vesting was effective with the closing of the market on December 19, 2005.

Concorde accelerated the vesting of 304,730 options of which 122,000 had a grant price greater than the market price on the date of acceleration. The weighted average exercise price of the accelerated options was $14.78. The decision to accelerate vesting of the Options and eliminate future non-cash compensation expense was based primarily on a review of the Company’s long-term incentive programs giving consideration for the effect on future financial statements upon the Company’s adoption of Financial Accounting Standards Board Statement No. 123 (R) (Share-Based Payment) in January 2006. Since the Company currently accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), it will report compensation expense related to the affected options for disclosure purposes only.

The Company appointed Harry T. Wilkins, CPA to the Board of Directors in July 2005. Mr. Wilkins is a founding partner in the firm Wilkins, Little & Matthews, LLP a Baltimore based C.P.A. firm specializing in consulting for postsecondary education clients. Mr. Wilkins was formerly the chief financial officer at Strayer Education, Inc from 1991 to 2001.

The student population was 5,741 at December 31, 2005 compared to 5,148 at December 31, 2004. The student population increase was primarily due to increased enrollment in the second, third and fourth quarters of 2005. Student enrollments increased 3.7% to 9,667 for the year ended December 31, 2005 compared to 9,323 in 2004.

The Company has experienced an increase in its provision for uncollectible accounts during 2005. The provision for uncollectible accounts was approximately 5.2% of revenue for the twelve months ended December 31, 2005 and 8.3% for the fourth quarter of 2005. The Company began financing some students over longer periods in the first quarter of 2005 which has increased receivables due from students and the related provision for uncollectible accounts. The Company is seeking alternative private sources of funding for students however; the Company’s provision for uncollectible accounts may continue to increase in the future.

Part II- Page 6

Operating Results

2005 compared to 2004

Student enrollments increased 344 or 3.7 % to 9,667 for the year ended December 31, 2005 compared to 9,323 in 2004. Ten new programs were added in 2005 and accounted for 241 additional enrollments. The remaining increase of 103 was a result of increased enrollments in existing programs. The Company changed its advertising mix, which increased leads from the Internet while reducing reliance on television and newspaper leads. Enrollments in clinical programs were 2,235 in 2005 compared to 1,994 in 2004. Enrollments in core and other programs were 7,432 in 2005 compared to 7,329 in 2004. The Company had 43 additional full time equivalent (“FTE”) employees for the year ended December 31, 2005 compared to year ended December 31, 2004.

Student population increased 11.5% to 5,741 at December 31, 2005 compared to 5,148 at December 31, 2004. Average student population for the year ended December 31, 2005 increased 0.7% to 6,034 compared to 5,991 for the same period in 2004.

Net income was $3,726,000 for the year ended December 31, 2005 compared to $3,922,000 in 2004. Profit decreased 5.0% as revenue increased $6,045,000 and was offset by increased expenses. In 2005, there were two less payroll days than in 2004.

Revenue increased 7.4% or $6,045,000 to $87,552,000 for the year ended December 31, 2005 compared to $81,507,000 for the same period in 2004. The revenue increased due to additional average student population and an approximate 7% tuition increase compared to 2004.

Instruction Costs and Services - increased 4.1% or $1,087,000 to $27,313,000 compared to $26,226,000 in 2004. The increase was a result of increased salary expense compared to 2004. Salaries increased $1,576,000 due to higher wages and an increase in the number of staff compared to 2004. Instructional FTE’s increased 2.3% or 9 to 392 in 2005 compared to 383 in 2004. The Company added additional instructional staff as the average population increased and in anticipation of new programs. Textbooks and classroom supplies accounted for the offsetting decrease.

Selling and Promotional -increased 24.5% or $2,798,000 to $14,233,000 compared to $11,435,000 in 2004. The increase is primarily a result of additional newspaper and Internet advertising compared to 2004. Television increased $534,000 to $4,063,000 compared to $3,529,000 in 2004. Newspaper increased $695,000 to $3,094,000 compared to $2,399,000 in 2004. Internet advertising increased $762,000 to $1,792,000 compared to $1,030,000 in 2004. Salaries increased $456,000 or 11.2% compared to 2004. The increase is a result of increased salaries and approximately eight additional FTE employees compared to 2004.

General and Administrative - increased 6.0% or $2,053,000 to $36,097,000 compared to $34,044,000 in 2004. Payroll increased $1,269,000 compared to 2004. Additional employees were added to support the Campuses with the new corporate structure and higher wages were factors in the increase. Health insurance increased $1,169,000 to $2,674,000 from $1,505,000 in 2004. Health insurance increased due to health insurance costs increasing and additional employees participating in the plan. Professional fees decreased $329,000 due to a decrease in legal fees. Employee procurement decreased $674,000 as expenses decreased for the cost of new hires. The Company also experienced increased and decreased expenses in several other categories.

Provision for Uncollectible Accounts - increased 29.9% or $1,052,000 to $4,575,000 compared to $3,523,000 in 2004. Accounts receivable due from dropped and graduated students increased $1,228,000 to $4,999,000 at December 31, 2005 compared to $3,771,000 at December 31, 2004. The Company began financing some students over longer periods in the first quarter of 2005 which has increased the provision for uncollectible accounts. The provision for uncollectible accounts may continue to increase in the future.

Interest Income - increased $451,000 to $658,000 for the year ended December 31, 2005 compared to $207,000 in 2004. This is a result of higher interest rates on the Company’s money invested and higher interest income generated from student notes. The Company maintains its cash and temporary investments in short-term highly liquid accounts including CD’s and money markets.

Interest Expense - No interest expense was recorded for 2005 or 2004.

Provision for Income Taxes - a tax provision of $2,266,000 or 37.8% of pretax income was recorded for the year ended December 31, 2005 compared to $2,564,000 or 39.5% in 2004.

EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 5,894,000 in 2005 from 5,980,000 in 2004. Common shares decreased due to the Company purchasing 600,000 shares from the Robert F. Brozman Trust in a private transaction. Basic income per share was $.63 in 2005 compared to $.66 in 2004. Diluted weighted average common shares outstanding decreased to 6,107,000 in 2005 from 6,322,000 in 2004. The average common shares decreased due to the Company purchasing 600,000 shares from the Robert F. Brozman Trust in a private transaction. Diluted income per share was $.61 for the year ended December 31, 2005 compared with $.62 in 2004.

Part II - Page 7

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

Part II - Page 8

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

Interest Income - increased to $207,000 for the year ended December 31, 2004 compared to $179,000 in 2003. The Company maintains its cash and temporary investments in short-term highly liquid accounts including CD’s and money markets.

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
Part II - Page 9

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

Interest Income - decreased $52,000 to $179,000 compared to $231,000 in 2002. Interest income continued to decrease due to falling interest rates in 2003. The Company had larger cash balances in 2003 but the interest rate decreases accounted for the decreased interest income.

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

Liquidity and Capital Resources

The Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 80% of cash revenue from such funds for the year ended December 31, 2005 compared to 79% for 2004. Nearly 100% of the Company’s students qualify for some type of federal financial assistance.

Accounts receivable are due from students and are primarily expected to be paid through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company began financing some students over longer periods in the first quarter of 2005 which has increased receivables due from students and the related provision for uncollectible accounts. The Company expects that non-Title IV accounts and notes receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase.

Cahill, Warnock Transactions

The Company entered into agreements on February 25, 1997 with Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP, affiliated Baltimore-based venture capital funds (“Cahill-Warnock”), for the issuance by the Company and purchase by Cahill-Warnock of 55,147 shares of the Company’s new Class B Voting Convertible Preferred Stock (“Voting Preferred Stock”) for $1.5 million, and 5% Debentures due 2003 (“New Debentures”) for $3.5 million (collectively, the “Cahill Transaction”). Cahill-Warnock subsequently assigned (with the Company’s consent) its rights and obligations to acquire 1,838 shares of Voting Preferred Stock to James Seward, who was a Director of the Company at that time. Mr. Seward purchased such shares for their purchase price of approximately $50,000. On September 30, 2001, Mr. Seward converted his 1,838 shares of Voting Preferred Stock into 18,380 shares of Common Stock. The New Debentures had nondetachable warrants (“Warrants”) for approximately 1,286,765 shares of Common Stock, exercisable at $2.72 per share of Common Stock. The following transactions have occurred with respect to the Voting Preferred Stock and New Debentures since December 31, 2001:

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

Credit Facility

The Company secured a $3,000,000 revolving credit facility with Security Bank of Kansas City in 1997. This facility expired on April 30, 2005. The Company had adequate cash and temporary investments to meet current and expected funding requirements as a result, the Company did not renew the facility.

Other
The Company entered into a $371,000 letter of credit with Commerce Bank in March 2005. The letter of credit is used to secure workers compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2006. The letter of credit is secured by a certificate of deposit in the same amount that matures on March 31, 2006.

The Company changed its worker’s compensation insurance plan from a guaranteed cost plan to a high deductible plan effective April 1, 2004. The high deductible plan requires the Company to pay all workers’ compensation claims for the plan year as they are incurred up to certain limits in addition to a premium paid to the insurance carrier for claims processing and administrative costs. The Company will pay individual claims up to $250,000 with an annual aggregate deductible of $1,250,000. The previous plan required the Company to pay premiums to its insurance carrier for all estimated costs of the worker’s compensation claims with the carrier assuming all risk for individual claims with no deductible. The Company believes that by assuming the risk associated with the plan that it will reduce the overall cost associated with worker’s compensation insurance for current and future periods. The Company’s worker’s compensation claims for any of the prior four years have not exceeded $371,000 and in most years have been significantly below this amount.

In 2005, the Company increased individual stop loss reinsurance for its employee health insurance plan to $100,000 from $75,000. The Company also eliminated the aggregate stop loss insurance coverage of approximately $3,000,000 because the health insurance claims have been significantly below the aggregate amount. The changes to reinsurance should reduce the health care expense as compared to the prior plan.

Cash Flows and Other

Cash provided by operating activities was $4,788,000 for the year ended December 31, 2005 compared with $6,416,000 in 2004. Cash flows from operating activities primarily decreased due to an increase in accounts and notes receivable, net of prepaid tuition and the provision for uncollectible accounts of $682,000; off-set by a change in income taxes payable/recoverable of $642,000 and a decrease of $1,817,000 for leasehold improvement reimbursements.

Cash provided by investing activities was $2,050,000 for the year ended December 31, 2005 compared to cash used in 2004 of $10,569,000. Capital expenditures decreased $4,999,000 in 2005 compared to 2004. Capital expenditures decreased as the Company’s major Campus moves were completed in 2003 and 2004. The Company had a net decrease of $3,211,000 in short term investments in 2005 compared with a net increase of $4,374,000 in 2004.

Part II - Page 11

Cash used by financing activities was $8,346,000 for the year ended December 31, 2005 compared $421,000 in 2004. The primary difference was the result of the Company purchasing 600,000 shares of stock from the Robert F. Brozman Trust for $9,066,000 in a private transaction.

The Board approved a 500,000 shares repurchase program in August 2000. The Board approved a 500,000 share increase to its repurchase program in November 2004. The authorization increased the total repurchase program to 1,000,000 shares. As of December 31, 2005, the Company had purchased a total of 335,735 shares at an average price of $5.73 pursuant to the plan. The Company purchased 19,900 shares during 2002 at an average price of $11.18, 2,800 shares during 2003 at an average price of $12.52, and 56,800 shares at an average price of $14.57 in 2004. The share repurchase plan remains in effect.

The Company repurchased 600,000 shares of its common stock from the Robert F. Brozman Trust in a private transaction. The total aggregate purchase price was $9,066,000 or $15.11 per share. The price was determined using 95% of the average closing price of Company’s stock on the NASDAQ market over a 30 day period. The 30 day period began August 19, 2005 and ended September 30, 2005. The repurchase reduced the Company's outstanding shares approximately 10% from 6,055,333 before the transaction to 5,455,333 after the close of the transaction. Concorde purchased the shares with existing cash. The repurchase will be the accretive to the Company's future earnings per share.

The transaction was negotiated and approved by a special committee of Concorde’s board of directors consisting of all of its outside directors. The special committee retained a financial advisor, Legg Mason Wood Walker Incorporated (“Legg Mason”) to assist in the evaluation and negotiation of the transaction. Legg Mason, the independent financial advisor to the special committee, evaluated the fairness of the agreement from a financial point of view. The Company received all required regulatory approvals for the transaction.

The Company has incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of December 31, 2005, 267,067 shares remain available to be granted with all of the option plans.

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

Part II- Page 12

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of December 31, 2005:

Year Ending December 31,	Facility Operating Leases	Other Operating Lease	Capital Asset Obligations	Purchase Obligations
2006	$ 5,359,000	$ 16,000	$ 352,000	$ 409,000
2007	5,179,000	16,000	---	141,000
2008	5,150,000	6,000	---	36,000
2009	4,899,000	---	---	---
2010	4,630,000	---	---	---
Thereafter	20,458,000	---	---	---
Total	$ 45,675,000	$ 38,000	$ 352,0000	$ 586,000

Facility operating leases consist of the Company rental agreements for its building and office space rentals.

The other operating lease is for the Chief Executive Officer’s automobile.

Capital asset obligations consist of contracts for leasehold improvements and classroom equipment at several campuses.

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

Allowance for Uncollectible Accounts

Accounts and notes receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company offers a variety of payment plans to students for payment of the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. The Company began financing some students over longer periods in the first quarter of 2005 which has increased receivables due from students and the related provision for uncollectible accounts. The Company maintains an allowance for uncollectible accounts for estimated losses resulting from the inability or failure of our students to make required payments. The Company bases its allowance for uncollectible accounts on the aging of student payments. Historical experience of the collection of student payments is analyzed to assign each aging category a percentage that the Company believes will be uncollectible. The allowance percentages range from 4.0% to 100% based on the aging category of the student balances. The Company continually tests its allowance and has found that it is reasonable. The Company realized a higher level of uncollectible accounts receivable from students during 2005 compared to 2004. The provision for uncollectible accounts as a percentage of revenue was 5.2% in 2005 compared to 4.3% in 2004. Depending on the effectiveness of the Company’s internal and external collection efforts, the provision for uncollectible accounts may vary as a percentage of revenue in future periods. The Company expects that non-Title IV accounts and notes receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase. Based on the Company’s analysis, the Company believes its’ allowance for uncollectible accounts is reasonable. However, losses may exceed the allowance if students pay at different rates than they did historically.

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

The following table identifies the reclassification of balance sheet accounts.

December 31, 2004	As Previously Presented	Reclassification	As Presented Herein
Net current receivables	$ 22,220,000	$ (19,076,000)	$ 3,144,000
Net long-term notes receivable	1,123,000	---	1,123,000
Deferred revenues	(24,582,000)	24,582,000	---
Prepaid tuition	----	(5,506,000)	(5,506,000)

Deferred revenues/prepaid tuition in excess of net accounts and notes receivable	$ (1,239,000)	$ ---	$ (1,239,000)

Tuition and non-refundable registration fees are recognized into income ratably over the length of the program including externship if applicable. If a student withdraws from a program, the unearned portion of the tuition for which the student has paid is refunded on a pro-rata basis. Textbook and uniform sales are recognized when they occur.

Most students enrolled at the Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2005, 80 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 20 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

Contingencies

The Company assessed each Campus’ compliance with the regulatory provisions contained in 34 CFR 600.5(d) - (e) for the year ended December 31, 2005. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule which was modified as part of legislation extending the Higher Education Act of 1965, as amended. During 2005, the Campus’ percentages of Title IV Funds ranged from 66.9% to 87.4%.

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

Part II - Page 14

In December 2005, the Company’s Board of Directors unanimously approved the accelerated vesting of all currently outstanding unvested stock options. The Options were previously awarded to executive officers and employees. The acceleration of vesting was effective with the closing of the market on December 19, 2005.

Concorde accelerated the vesting of 304,730 options of which 122,000 had a grant price greater than the market price on the date of acceleration. The weighted average exercise price of the accelerated options was $14.78.

The decision to accelerate vesting of the Options and eliminate future non-cash compensation expense was based primarily on a review of the Company’s long-term incentive programs giving consideration for the effect on future financial statements upon the Company’s adoption of Financial Accounting Standards Board Statement No. 123 (R) (Share-Based Payment) in January 2006. Since the Company currently accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), it will report compensation expense related to the affected options for disclosure purposes only in its 2005 Form 10K.

SFAS 153, Exchanges of Non-monetary Assets - Issued December 16, 2004, SFAS 153 represents an amendment of APB No. 29, Accounting for Non-monetary Transactions. SFAS 153 is effective for the Company on January 1, 2006. The Company does not expect this pronouncement will have a material impact on its financial condition, results of operations or cash flows.

SFAS 151, Inventory Costs - Issued November 24, 2004, SFAS 151 represents an amendment of ARB No. 43, Chapter 4. FASB announced it believes SFAS 151 will improve financial reporting by clarifying that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for the Company on January 1, 2006. The Company does not expect this pronouncement will have a material impact on its financial condition, results of operations or cash flows.

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

(The remainder of this page was left blank intentionally.)

Part II- Page 15

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           Page
Concorde Career Colleges, Inc. and Subsidiaries:

Consolidated Statements of Changes In Stockholders' Equity-
Years Ended December 31, 2005, 2004 and 2003 ...........................................................................................................................................              II-23

Notes to Consolidated Financial Statements-Years Ended December 31, 2005, 2004 and 2003.............................................................              II-24

Report of Management on Concorde Career Colleges, Inc.’s Internal Control over Financial Reporting

February 16, 2006

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company's internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2005, based on the specified criteria.

Management's assessment of the effectiveness of our internal control over financial reporting has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(The remainder of this page left intentionally blank.)

Part II- Page 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Concorde Career Colleges, Inc.
Mission, Kansas

We have audited the accompanying consolidated balance sheets of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concorde Career Colleges, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Concorde Career Colleges, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2006 expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

Kansas City, Missouri
February 17, 2006

(The remainder of this page left intentionally blank.)

Part II- Page 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Concorde Career Colleges, Inc.
Mission, Kansas

We have audited management’s assessment, included in the accompanying Report of Management on Concorde Career Colleges, Inc. Internal Control over Financial Reporting, that Concorde Career Colleges, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Concorde Career Colleges, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Concorde Career Colleges, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Concorde Career Colleges, Inc. and Subsidiaries and our report dated February 17, 2006 expressed an unqualified opinion thereon.

BKD, LLP

Kansas City, Missouri
February 17, 2006

Part II - Page 18

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents............................................................................	$ 11,168,000	$ 12,676,000
Short-term investments..................................................................................	3,355,000	6,570,000
Receivables
Accounts and notes receivable...............................................................	6,494,000	5,183,000
Allowance for uncollectible accounts and notes.................................	(2,313,000)	(2,039,000)
Net receivables..................................................................................	4,181,000	3,144,000
Recoverable income taxes...........................................................................	647,000	1,197,000
Deferred income taxes...................................................................................	1,131,000	992,000
Supplies and prepaid expenses...................................................................	2,207,000	2,803,000
Total current assets...........................................................................	22,689,000	27,382,000

Fixed Assets, Net.............................................................................................	8,836,000	9,896,000

Other Assets.....................................................................................................
Notes receivable.......................................................................................	3,068,000	1,709,000
Allowance for uncollectible notes...........................................................	(1,115,000)	(586,000)
Net long-term notes receivable.........................................................	1,953,000	1,123,000
Goodwill......................................................................................................	954,000	954,000
Intangible, net............................................................................................	31,000	111,000
Restricted short-term investments.........................................................	371,000	367,000
Total other assets...............................................................................	3,309,000	2,555,000
	$ 34,834,000	$ 39,833,000

The accompanying notes are an integral part of these consolidated statements.

Part II- Page 19

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2005	2004
Current Liabilities:
Prepaid tuition...............................................................................................	$ 5,677,000	$ 5,506,000
Accrued salaries and wages.........................................................................	1,736,000	1,830,000
Accounts payable..........................................................................................	3,427,000	3,638,000
Accrued liabilities...........................................................................................	2,078,000	1,780,000
Total current liabilities...............................................................................	12,918,000	12,754,000
Long Term Liabilities:
Deferred rent...................................................................................................	1,847,000	1,874,000
Deferred income taxes...................................................................................	525,000	1,041,000
Total long term liabilities...........................................................................	2,372,000	2,915,000
Stockholders’ Equity:
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,409,644 shares issued and 5,462,084 shares outstanding in 2005 and 6,318,573 shares issued and 5,970,755 shares outstanding in 2004..............................................	641,000	632,000
Capital in excess of par..................................................................................	15,346,000	14,636,000
Retained Earnings..........................................................................................	14,602,000	10,876,000
Less treasury stock, 947,560 shares in 2005 and 347,818 in 2004, at cost.........................................................................................	(11,045,000)	(1,980,000)
Total stockholders’ equity............................................................................	19,544,000	24,164,000
	$ 34,834,000	$ 39,833,000

The accompanying notes are an integral part of these consolidated statements.

Part II- Page 20

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Net Revenues.................................................................................	$ 87,552,000	$ 81,507,000	$ 74,714,000
Operating Expenses:
Instruction costs and services.................................................	27,313,000	26,226,000	22,482,000
Selling and promotional............................................................	14,233,000	11,435,000	9,839,000
General and administrative.......................................................	36,097,000	34,044,000	29,584,000
Provision for uncollectible accounts......................................	4,575,000	3,523,000	2,893,000
Total Costs and Expenses	82,218,000	75,228,000	64,798,000
Operating Income...........................................................................	5,334,000	6,279,000	9,916,000
Interest Income...............................................................................	658,000	207,000	179,000
Interest Expense.............................................................................			24,000
Income before Provision for Income Taxes...............................	5,992,000	6,486,000	10,071,000
Provision for Income Taxes.........................................................	2,266,000	2,564,000	3,908,000
Net Income Available to Common Shareholders.....................	$ 3,726,000	$ 3,922,000	$ 6,163,000
Weighted Average Shares Outstanding:
Basic...........................................................................................	5,894,000	5,980,000	5,880,000
Diluted........................................................................................	6,107,000	6,322,000	6,250,000
Net Income Per Share:
Basic...........................................................................................	$ .63	$ .66	$ 1.05
Diluted.......................................................................................	$ .61	$ .62	$ .99

The accompanying notes are an integral part of these consolidated statements.

Part II- Page 21

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash Flows Operating Activities:
Net income...............................................................................................	$ 3,726,000	$ 3,922,000	$ 6,163,000
Adjustments to reconcile net income to net cash provided by operating activities - -
Depreciation and amortization..........................................................	2,116,000	2,146,000	1,513,000
Provision for uncollectible accounts...............................................	4,575,000	3,523,000	2,893,000
Provision for deferred income taxes.................................................	(655,000)	454,000	390,000
Leasehold improvement incentives..................................................	266,000	2,083,000	27,000
Change in assets and liabilities - -
Accounts and notes receivables, net...............................................	(6,532,000)	(3,669,000)	(6,193,000)
Prepaid tuition......................................................................................	171,000	(958,000)	4,544,000
Income taxes payable/receivable.......................................................	550,000	(1,201,000)	231,000
Accounts payable, accrued expenses and other.............................	571,000	116,000	886,000
Total adjustments.................................................................................	1,062,000	2,494,000	4,291,000
Net operating activities........................................................................	4,788,000	6,416,000	10,454,000
Cash Flows Investing Activities:
Maturity (purchase) of short-term investments..................................	3,211,000	(4,374,000)	(42,000)
Acquisition of intangible assets............................................................	(13,000)	(48,000)
Capital expenditures.................................................................................	(1,148,000)	(6,147,000)	(3,731,000)
Net investing activities..........................................................................	2,050,000	(10,569,000)	(3,773,000)
Cash Flows Financing Activities:
Treasury stock...........................................................................................	(9,065,000)	(828,000)	(35,000)
Dividends paid..........................................................................................			(218,000)
Stock options exercised, including tax benefit.....................................	619,000	287,000	930,000
Stock purchase plan..................................................................................	100,000	120,000	115,000
Net financing activities.........................................................................	(8,346,000)	(421,000)	792,000
Net Increase (Decrease) in Cash and Cash Equivalents.........................	(1,508,000)	(4,574,000)	7,473,000
Cash and Cash Equivalents at Beginning of Year...................................	12,676,000	17,250,000	9,777,000
Cash and Cash Equivalents at End of Year..............................................	$ 11,168,000	$ 12,676,000	$ 17,250,000
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
Interest.......................................................................................................	$	$	$ 39,000
Income taxes.............................................................................................	2,566,000	3,158,000	2,526,000

The accompanying notes are an integral part of these consolidated statements.

Part II- Page 22

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2002........	$ 485,000	$ 9,831,000	$ 791,000	$ (1,117,000)	$ 9,990,000
Net Income.......................................			6,163,000		6,163,000
Stock Options Exercised, including tax benefit....................................	10,000	920,000			930,000
Warrants Exercised..........................	129,000	3,371,000			3,500,000
Employee Stock Purchase Plan......	1,000	114,000			115,000
Treasury Stock Purchased..............	_________	___________	___________	(35,000)	(35,000)
BALANCE, December 31, 2003........	625,000	14,236,000	6,954,000	(1,152,000)	20,663,000

Net Income........................................			3,922,000		3,922,000
Stock Options Exercised, including tax benefit....................................	6,000	281,000			287,000
Employee Stock Purchase Plan......	1,000	119,000			120,000
Treasury Stock Purchased.............	_________	___________	___________	(828,000)	(828,000)
BALANCE, December 31, 2004........	632,000	14,636,000	10,876,000	(1,980,000)	24,164,000

Net Income.......................................			3,726,000		3,726,000
Stock Options Exercised, including tax benefit...................................	8,000	611,000			619,000
Employee Stock Purchase Plan....	1,000	99,000			100,000
Treasury Stock Distributed...........				1,000	1,000
Treasury Stock Purchased.............	_________	___________	___________	(9,066,000)	(9,066,000)
BALANCE, December 31, 2005........	$ 641,000	$ 15,346,000	$ 14,602,000	$ (11,045,000)	$ 19,544,000

The accompanying notes are an integral part of these consolidated statements.

(The remainder of this page left intentionally blank.)

Part II- Page 23

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004, and 2003

1. Business and Summary of Significant Accounting Policies:

Background

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs primarily in the allied health field. The Company serves the segment of population seeking to acquire a career-oriented education. As of December 31, 2005, the Company operated Campuses at 12 locations in seven states.

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

The following table identifies the reclassification of balance sheet accounts.

December 31, 2004	As Previously Presented	Reclassification	As Presented Herein
Net current receivables	$ 22,220,000	$ (19,076,000)	$ 3,144,000
Net long-term notes receivable	1,123,000	---	1,123,000
Deferred revenues	(24,582,000)	24,582,000	---
Prepaid tuition	----	(5,506,000)	(5,506,000)

Deferred revenues/prepaid tuition in excess of net accounts and notes receivable	$ (1,239,000)	$ ---	$ (1,239,000)

Tuition and non-refundable registration fees, is recognized into income ratably over the length of the program including externship. If a student withdraws from a program, the unearned portion of the tuition for which the student has paid is refunded on a pro-rata basis. Textbook and uniform sales are recognized when they occur.

Part II- Page 24

Most students enrolled at the Company’s Campuses utilize state and federal government grants and/or guaranteed student loan programs to finance their tuition. During 2005, 80 percent of its cash receipts were derived from funds obtained by students through federal Title IV student aid programs and 20 percent were derived from state sponsored student education and training programs and cash received from students and other sources.

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

Short-Term Investments

Short-term investments are those items with maturity of three months to one year. Short-term investments are carried at cost, which approximates fair value. At December 31, 2005, short-term investments consisted of certificates of deposit with a six-month maturity. Income related to short-term investments is included in interest and other non-operating income in the statement of operations.

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

Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. The costs and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is recognized in the year of disposal. Depreciation expense was $2,208,000 in 2005, $2,025,000 in 2004, and $1,408,000 in 2003.

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

Part II- Page 25

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

Advertising Costs

The Company expenses advertising costs as they occur. Advertising expense, which is included in selling and promotional expenses, was $9,705,000 in 2005, $7,364,000 in 2004, and $6,137,000 in 2003.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate fair value because of immediate or relatively short-term maturity of these financial instruments. Short-term investments are recorded at their cost.

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

	Year Ended December 31,
	2005	2004	2003
Net income as reported..............................................................	$ 3,726,000	$ 3,922,000	$ 6,163,000
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes.................	(2,088,000)	(891,000)	(551,000)
Pro forma net income..................................................................	$ 1,638,000	$ 3,031,000	$ 5,612,000

Income per share.........................................................................
Basic - as reported...............................................................	$.63	$.66	$ 1.05
Basic - pro forma..................................................................	$.28	$.51	$.95
Diluted - as reported............................................................	$.61	$.62	$.99
Diluted - pro forma...............................................................	$.27	$.48	$.90

In 2005, the Company’s Board of Directors unanimously approved the accelerated vesting of all currently outstanding unvested stock options. The Options were previously awarded to executive officers and employees. The acceleration of vesting was effective with the closing of the market on December 19, 2005.

Part II - Page 26

Concorde accelerated the vesting of 304,730 options of which 122,000 had a grant price greater than the market price on the date of acceleration. The weighted average exercise price of the accelerated options was $14.78.

The decision to accelerate vesting of the Options and eliminate future non-cash compensation expense was based primarily on a review of the Company’s long-term incentive programs giving consideration for the effect on future financial statements upon the Company’s adoption of Financial Accounting Standards Board Statement No. 123 (R) (Share-Based Payment) in January 2006.

2. Intangible Assets:

The carrying basis and accumulated amortization of recognized intangible assets as December 31, 2005 and 2004 were:

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	2005		2004
Amortizable intangible assets
Non compete agreement.......................	$ 250,000	$ 250,000	$ 250,000	$ 196,000
Course curriculum..................................	135,000	104,000	122,000	65,000
Gross intangible assets.........................	$ 385,000	$ 354,000	$ 372,000	$ 261,000

Amortization expense relative to acquired intangibles was $93,000 in 2005. Amortization of purchased intangibles with estimable useful lives is estimated as follows: 2006 - $23,000, 2007 - $7,000, and 2008 - $1,000. These intangible assets are amortized over three years.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2004.

3. Receivables:
Changes in the allowance for uncollectible accounts and notes receivable were as follows for the years ended December 31:	2005	2004	2003
Balance-beginning of year.......................................................	$ 2,625,000	$ 2,000,000	$ 1,928,000
Provision for uncollectible accounts.....................................	4,575,000	3,523,000	2,893,000
Charge-offs, net of recoveries................................................	(3,772,000)	(2,898,000)	(2,821,000)
Balance - end of year................................................................	$ 3,428,000	$2 ,625,000	$ 2,000,000

4. Fixed Assets and Leases:
Fixed assets consist of the following at December 31:	2005	2004
Furniture and equipment	$ 8,451,000	$ 9,642,000
Leasehold improvements	7,578,000	7,642,000
Land	391,000	391,000
Gross fixed assets	16,420,000	17,675,000
Less accumulated depreciation and amortization	(7,584,000)	7,779,000
Net fixed assets	$ 8,836,000	$ 9,896,000

Part II- Page 27

The Company rents office space and buildings under operating leases generally ranging in terms from 5 to 15 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. The Company also has a lease obligation for the Chief Executive Officer’s automobile. The Company rents various equipment under operating leases that are generally cancelable within 30 days. Rental expense for operating leases was $5,749,000 in 2005, $5,507,000 in 2004 and $4,696,000 in 2003. Aggregate minimum future rentals payable under the operating leases at December 31, 2005, were:

2006.........................................................................................$       5,359,000
2007.........................................................................................         5,179,000
2008.........................................................................................         5,150,000
2009.........................................................................................         4,899,000
2010.........................................................................................         4,630,000
2011 and thereafter...............................................................        20,458,000

5. Accrued Liabilities:
Accrued Liabilities consist of the following at December 31:	2005	2004
Vacation..................................................................................................................	$ 1,274,000	$ 1,129,000
Health insurance claims........................................................................................	296,000	203,000
Worker’s compensation........................................................................................	155,000	200,000
Deferred rent - current............................................................................................	189,000	170,000
Other liabilities.........................................................................................................	156,000	55,000
Other taxes................................................................................................................	8,000	23,000
Total accrued liabilities........................................................................................	$ 2,078,000	$ 1,780,000

6. Credit Facilities:

The Company entered into a $371,000 letter of credit with Commerce Bank in March 2005. The letter of credit is used to secure worker’s compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2006. The letter of credit is secured by certificates of deposit in the same amount that mature on March 31, 2006.

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

Part II- Page 28

7. Income Taxes:

The income tax expense for the years ended December 31, consists of the following:

	2005	2004	2003
Current tax expense
Federal................................................................................................	$ 2,485,000	$ 1,848,000	$ 3,146,000
State...................................................................................................	436,000	262,000	372,000
	2,921,000	2,110,000	3,518,000
Deferred tax expense	655,000	454,000	390,000
Tax provision.........................................................................................	$ 2,266,000	$ 2,564,000	$ 3,908,000

The Company’s effective income tax expense rate differs from the federal statutory rate of 34% for the years ended December 31, as follows:
	2005	2004	2003

Expense at federal statutory rate....................................................................	$ 2,037,000	$ 2,205,000	$ 3,424,000
State expense, net.............................................................................................	287,000	324,000	344,000
Other, net...........................................................................................................	(58,000)	35,000	140,000
	$ 2,266,000	$ 2,564,000	$ 3,908,000

Deferred tax assets and liabilities consisted of the following at December 31:

	2005	2004

Credit losses...................................................................................................................	$ 1,303,000	$ 1,024,000
Deferred student tuition...............................................................................................	115,000	130,000
Depreciation and amortization.....................................................................................	89,000	60,000
Operating loss carryforwards......................................................................................	4,000	4,000
Other expenses currently deductible for financial reporting purposes but not for tax....................................................................................	475,000	332,000
Net assets.....................................................................................................	1,986,000	1,550,000
Depreciation and amortization.....................................................................................	(1,095,000)	(1,334,000)
Other expenses currently deductible for tax purposes but not for financial reporting..............................................................................................	(285,000)	(265,000)
Net.................................................................................................................	$ 606,000	$ (49,000)

  At December 31, 2005 and 2004, deferred tax assets included $1,131,000 and $992,000 current assets and $525,000 and $1,041,000 non-current liabilities, respectively.

The Company has not recorded a valuation allowance relating to the deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences and future taxable income.

The tax benefit associated with the exercise of non-statutory stock options and disqualifying dispositions by employees of shares issued in the Company’s Stock Purchase Plan reduced taxes payable by $311,000 in 2005 and $174,000 in 2004. The benefit is reflected as additional capital in excess of par.

8. Stockholder’s Equity:

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

Part II - Page 29

The Company repurchased 600,000 shares of its common stock from the Robert F. Brozman Trust in a private transaction. The Company’s CEO is the Executor of this Trust. The total aggregate purchase price was $9,066,000 or $15.11 per share. The price was determined using 95% of the average closing price of Company’s stock on the NASDAQ market over a 30 day period. The 30 day period began August 19, 2005 and ended September 30, 2005. The repurchase reduced the Company's outstanding shares approximately 10% from 6,055,333 before the transaction to 5,455,333 after the close of the transaction. Concorde purchased the shares with existing cash. .

Stock Purchase Plan

The Company’s shareholders approved an employee stock purchase plan (the “Purchase Plan”) during 1998, which expired in 2003. A restated plan was approved by the Company’s shareholders during 2003. The 1998 Purchase Plan allowed employees of the Company to purchase shares of the Company’s common stock at periodic intervals, generally quarterly, through payroll deductions. The maximum numbers of shares that could be purchased under the Plan were 125,000 with no more than 25,000 in any year. The purchase price per share was the lower of 95% of the closing price on the offering commencement date or termination date. A total of 77,967 shares were issued under the original plan. In 2001, 15,348 shares of stock were issued at prices between $1.58 and $2.15. In 2002, 9,927 shares of stock were issued at prices between $4.75 and $8.22. In 2003, 8,786 shares of stock were issued at prices between $9.83 and $19.36. The restated Plan became effective October 1, 2003. In 2004, 6,583 shares of stock were issued at prices between $14.60 and $22.37. In 2005, 6,891 shares of stock were issued at prices between $12.97 and $16.14.

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

Stock Option Plans

The Company has Long Term Executive Compensation plans (the “2003 Plan”, the “2002 Plan,” the “2000 Plan,” and the “1998 Plan”) which authorized the Company to issue 200,000, 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. The options were primarily Incentive Stock Options granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of December 31, 2005, 267,067 shares remain available to be granted with the 1998, 2000, 2002 and 2003 Plans combined.

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

In 2005, the Company’s Board of Directors unanimously approved the accelerated vesting of all currently outstanding unvested stock options. The Options were previously awarded to executive officers and employees. The acceleration of vesting was effective with the closing of the market on December 19, 2005. Vesting was accelerated for 304,730 options of which 122,000 had a grant price greater than the market price on the date of acceleration. The weighted average exercise price of the accelerated options was $14.78.

Part II - Page 30

The following table reflects activity in options for 2005, 2004, and 2003.
		1988 Plan(1)	NQSO	1998 Plan	2000 Plan	2002 Plan	2003 Plan	Total Number of Shares	Weighted-Average Exercise Price	Option Price Per Share

Outstanding	12/31/02	22,600	36,668	201,700	118,000	265,500		644,468	$5.02	$0.20 to $12.60
Exercised		(11,100)	(5,000)	(57,400)	(38,000)	(400)		(111,900)	1.49	0.20 to 11.45
Cancelled				(2,250)	(3,000)	(5,000)		(10,250)	6.79	1.35 to 11.45
Issued						10,000		10,000	20.81	19.90 to 21.71

Outstanding	12/31/03	11,500	31,668	142,050	77,000	270,100		532,318	$6.10	$0.56 to $21.71
Exercised				(40,150)	(15,500)	(2,200)		(57,850)	1.95	0.92 to 11.45
Cancelled		(750)		(1,700)		(1,600)		(4,050)	5.95	2.26 to 11.45
Issued				5,000	3,000	24,000	200,000	232,000	18.11	13.61 to 26.63

Outstanding	12/31/04	10,750	31,668	105,200	64,500	290,300	200,000	702,418	$10.41	$0.56 to $26.63
Exercised		(4,250)		(33,433)	(18,500)	(28,000)		(84,183)	3.63	0.00 to 11.45
Cancelled				(2,000)	(6,400)	(18,000)	(37,000)	(63,400)	13.75	1.02 to 24.21
Issued				133			54,000	54,133	13.72	0.00 to 13.75
Outstanding	12/31/05	6,500	31,668	69,9000	39,600	244,300	217,000	608,968	$11.30	$0.92 to $26.63

(1)	The 1988 Plan expired in 1998; however options issued under the Plan remain active until exercised, canceled, or expiration. These options expire ten years from date of issuance.

The following table reflects information for exercisable options at December 31:

	Range of Exercise Prices	Shares Exercisable	Weighted Average Exercise Price
2003	$0.56 - $12.60	236,658	$3.92
2004	0.56 - 21.71	266,504	5.01
2005	0.92 - 26.63	608,968	11.30

The following table reflects option information as of December 31, 2005.

Range of Exercise Prices	Shares Outstanding at 12/31/05	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable at 12/31/05	Weighted Average Exercise Price
		(Years)
$ 0.92 -$ 1.90	97,984	4.1	$ 1.22	97,984	$ 1.22
2.06 - 8.65	158,984	4.6	7.45	158,984	7.45
11.00 - 13.75	196,000	7.9	12.64	196,000	12.64
14.87 - 26.63	156,000	8.3	19.85	156,000	19.85
	608,968			608,968	11.30

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

The pro forma amounts set forth in Note 1 were estimated for common stock options using the Blank-Scholes option-pricing model with the following assumptions:

Part II - Page 31

Stock Options	2005	2004	2003
Weighted average expected life (years)	.55	7	7
Expected volatility	25%	79%	85%
Annual dividend per share	0	0	0
Risk free interest rate	3.91%	3.97%	3.74%
Weighted average fair value of options granted	$1.14	$13.44	$16.07

Stock Purchase Plan	2005	2004	2003
Weighted average expected life (years)	.25	.25	.25
Expected volatility	25%	52%	42%
Annual dividend per share	0	0	0
Risk free interest rate	3.91%	2.47%	.85%
Weighted average fair value of options granted	$1.25	$2.53	$1.52

9. Employee Benefit Plan

The Company has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. In 2003, the Company matched 50% of an employee’s contribution up to 3% of an employee’s salary that was contributed to the plan. In 2004 and 2005, the Company matched 50% of an employee’s contribution up to 4% of an employee’s salary that was contributed to the plan. In 2006, the Company will match 50% of an employee’s contribution up to 5% of an employee’s salary that is contributed to the Plan. The Company contributed $217,000, $236,000, and $149,000 to the plan in 2005, 2004, and 2003 respectively.

10. Earnings Per Share (EPS)

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). A summary of the calculations of basic and diluted earnings per share is presented in Exhibit 11.

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

12. Department of Education Matters

The Company assessed each Campus’ compliance with the 90/10 regulatory provisions for the year ended December 31, 2005. These provisions state that the percentage of cash revenue derived by federal Title IV student assistance program funds cannot exceed 90% of total cash revenues. This is commonly referred to as the 90/10 Rule that was modified as part of legislation extending the Higher Education Act of 1965, as amended. The Campus’ 90/10 percentages ranged between 69.9% and 87.4% for the year ended December 31, 2005.

Part II - Page 32

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

The Company’s composite score was 2.7, 2.8, and 2.8 in 2003, 2004, and 2005, respectively.

13. Quarterly Financial Information (unaudited):

2005                                                                                                   March 31                   June 30               September 30                December 31

Operating revenue                                                                           $20,301,000                 $21,305,000           $23,342,000                    $22,604,000
Income before income taxes                                                                $665,000                   $1,414,000             $2,286,000                      $1,627,000
Net income.                                                                                            $406,000                      $876,000             $1,417,000                      $1,027,000
Basic earnings per share                                                                             $.07                              $.15                        $.24                                  $.18
Diluted earnings per share                                                                         $.06                              $.14                         $.23                                  $.18

2004                                                                                                   March 31                   June 30                September 30                December 31

Operating revenue                                                                           $20,375,000                 $20,627,000          $21,082,000                      $19,423,000
Income before income taxes                                                             $2,138,000                   $1,963,000            $1,884,000                           $501,000
Net income.                                                                                         $1,304,000                   $1,197,000            $1,150,000                           $271,000
Basic earnings per share                                                                             $.22                              $.20                       $.19                                    $.05
Diluted earnings per share                                                                          $.20                              $.19                       $.18                                    $.04

2003                                                                                                    March 31                 June 30                September 30                 December 31
Operating revenue                                                                           $17,359,000                 $17,891,000           $19,888,000                     $19,576,000
Income before income taxes                                                             $2,500,000                     $2,419,000           $2,893,000                       $2,259,000
Net income                                                                                          $1,535,000                     $1,485,000           $1,765,000                       $1,378,000
Basic earnings per share                                                                             $.26                                $.25                       $.30                                 $.23
Diluted earnings per share                                                                          $.25                                $.24                       $.28                                 $.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company’s accountants which require disclosure pursuant to this rule.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2005, and during the period prior to and including the date of this report. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to December 31, 2005. The Report of Management on Internal Controls can be found under Item 8.

Part II - Page 33

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

Item 9B. Other Information -- None

(The remainder of this page was left blank intentionally.)

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

Part III- Page 1

PART IV

Ite  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
a.   a.  List of documents filed as part of this report.

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

3.Exhibits:

Exhibit Number                                                                                       Description

           3(a)--Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).**

         3(b)--Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K  for the year ended December 31, 1991).**

          4(a)--Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1 [SEC File No. 33-21654]). **

         4(b)--Amended and Restated Registration Rights Agreement dated January 10, 2003 by and among the Corporation, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (Incorporated by reference to Exhibit 4(d) of the Annual Report on Form 10-K for the year ended December 31, 2000). **

              9(a)--Amended and Restated Shareholders’ Agreement dated November 25, 2002 by and among the Corporation, Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., Jack L. Brozman and the Robert F. Brozman Trust under Agreement dated December 28, 1989.**

          10(a) -- Second Amended and Restated Concorde Career Colleges, Inc. 1988 Incentive Stock Option Plan, dated May 4, 1989 (Incorporated by reference to Exhibit 10 (a) to Pre-effective Amendment No. 1 to Registration Statement on Form S-1 [SEC File No. 33-30002]).**

       10(b)(i) --Concorde Career Colleges, Inc. 1998 Incentive Stock Option Plan, dated May 29, 1998 (Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 1998).**

       10(b)(ii)--Concorde Career Colleges, Inc 2000 Long Term Executive Compensation Plan, dated May 25, 2000 (Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2000).**

Part IV - Page 1

Exhibit Number                                                                                     Description

       10(b)(iii)--Concorde Career Colleges, Inc. 2002 Long Term Executive Compensation Plan (Incorporated by reference to Exhibit B of the Definitive Information Statement on Form DEF 14C filed with the SEC on April 1, 2002).**

      10(b)(iv)--Concorde Career Colleges, Inc. 2003 Long Term Executive Compensation Plan (Incorporated by reference to Exhibit B of the Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 9, 2003).**

      10(b)(v)--Concorde Career Colleges, Inc. Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit A of the Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 9, 2003).**

     10(b)(vi) --Summary of Director Compensation and Executive Cash Compensation.*

            11     --Computation of Per Share Earnings.*

            14(a)--Code of Ethics for Officers and Senior Financial Staff of Concorde Career Colleges, Inc. (Incorporated by reference to Exhibit 14(a) of the Annual Report on Form 10-K for the year ended December 31, 2003).**

               2 1--Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K for the year ended December 31, 1996.)**

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

Part IV - Page 2

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

CONCORDE CAREER COLLEGES, INC.

                                                                                                       By    / s/          JACK L. BROZMAN
                                                                                                                                  Jack L. Brozman
                                                                                                                                                              Chairman of the Board
                                                                                                                                                          Date: March 10, 2006

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

           Signature                                                                                                                             Date

By        /s/                                                 JACK L. BROZMAN                                                                                                           March 10, 2006
        Jack L. Brozman
                                                (Chairman of the Board, Chief Executive Officer,
                                            President, Treasurer and Director)

By      /s/                                                 PAUL R. GARDNER                                                                                                               March 10, 2006
        Paul R. Gardner
                                                (Vice President, Chief Financial Officer, and
                                                                Principal Accounting Officer)

By     /s/                                                 THOMAS K. SIGHT                                                                                                                March 10, 2006
          Thomas K. Sight
       (Director)

By   /s/                                                   JANET M. STALLMEYER                                                                                                      March 10, 2006
      Janet M. Stallmeyer
       (Director)

By   /s/                                                     DAVID L. WARNOCK                                                                                                           March 10, 2006
       David L. Warnock
                   (Director)

By   /s/                                                      HARRY T. WILKINS                                                                                                              March 10, 2006
                                                      Harry T. Wilkins
                                                                   (Director)