Form 10-Q
period 2006-05-05
CONCORDE CAREER COLLEGES INC
filed 2006-05-05
CIK 832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from      to

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

                                                                                               Yes ☒                              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer, accelerated filer, and non-accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

                                    Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                Yes ☐         No ☒

As of April 24, 2006 Concorde Career Colleges, Inc. had 5,483,470 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2006

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

Notes to Financial Statements

Note 1:

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K that was filed by the Company with the Commission on March 13, 2006 (the “2005 Form 10-K”).

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of March 31, 2006, an aggregate 270,467 shares remain available to be granted pursuant to the 1998, 2000, 2002 and 2003 option plans. As of March 31, 2006, 593,242 options were outstanding compared with 688,368 outstanding as of March 31, 2005.

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

The Company recorded $4,000 of compensation expense related to the employee stock purchase plan in the first quarter of 2006. This is due to the implementation of SFAS 123(R) discussed in Note 4.

Note 4:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)" or the “standard”). The standard requires expensing of stock options and other share-based payments beginning in 2005, and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. Public companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period. The FASB does not specify a preference for using a closed form valuation method (such as Black Scholes Merton) or a lattice method (such as a binomial model). The Company was required to implement the standard as of January 1, 2006. Transition provisions set forth by SFAS 123(R) include the “modified prospective” method and “modified retrospective” method.

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

Since the vesting of all options was accelerated in 2005, the Company will not record compensation expense related to these options in the future.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2006 (unaudited)	December 31, 2005
Current Assets:
Cash and cash equivalents............................................................................	$ 12,277,000	$ 11,168,000
Short-term investments......................................................................... .........	3,370,000	3,355,000
Receivables
Accounts and notes receivable................................................................	6,964,000	6,494,000
Allowance for uncollectible accounts and notes...................................	(2,452,000)	(2,313,000)
Net receivables......................................................................................	4,512 ,000	4,181,000
Recoverable income taxes................................................................................	42,000	647,000
Deferred income taxes.......................................................................................	1,197,000	1,131,000
Supplies and prepaid expenses........................................................................	1,877,000	2,207,000
Total current assets................................................................................	23,275,000	22,689,000

Fixed Assets, Net....................................................................................................	8,789,000	8,836,000

Other Assets:
Notes receivable............................................................................................	3,362,000	3,068,000
Allowance for uncollectible notes..............................................................	(1,219,000)	(1,115,000)
Net long-term notes receivable.............................................................	2,143,000	1,953,000
Goodwill.........................................................................................................	954,000	954,000
Intangible, net...............................................................................................	24,000	31,000
Restricted investments................................................................................	371,000	371,000
Total other assets....................................................................................	3,492,000	3,309,000
	$ 35,556,000	$ 34,834,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006 (unaudited)	December 31, 2005
Current Liabilities:
Prepaid tuition.............................................................................................	$ 6,599,000	$ 5,677,000
Accrued salaries and wages.....................................................................	1,107 ,000	1,736,000
Accounts payable......................................................................................	2,774,000	3,427,000
Accrued liabilities.......................................................................................	2,229,000	2,078,000
Total current liabilities.........................................................................	12,709,000	12,918,000

Long-Term Liabilities:
Deferred rent...............................................................................................	1,800,000	1,847,000
Deferred income taxes................................................................................	429,000	525,000
Total long-term liabilities......................................................................	2,229,000	2,372,000
Stockholders’ Equity
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,422,815 shares issued and 5,475,322 shares outstanding at March 31, 2006 and 6,409,644 shares issued and 5,462,084 shares outstanding at December 31, 2005............................................................................	642,000	641,000
Capital in excess of par..............................................................................	15,541,000	15,346,000
Retained earnings.......................................................................................	15,480,000	14,602,000
Less treasury stock, 947,493 shares in 2006 and 947,560 shares in 2005, at cost..................................................................	(11,045,000)	(11,045,000)
	20,618,000	19,544,000
	$ 35,556,000	$ 34,834,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005
Net Revenue.............................................................................................................................	$ 23,643,000	$ 20,301,000
Costs and Expenses:
Instruction costs and services......................................................................................	7,510,000	6,531,000
Selling and promotional..................................................................................................	4,075,000	3,498,000
General and administrative.............................................................................................	9,579,000	9,169,000
Provision for uncollectible accounts............................................................................	1,330,000	564,000
Total Expenses	22,494,000	19,762,000
Operating Income.....................................................................................................................	1,149,000	539,000
Interest and Other Non-Operating Income...........................................................................	279,000	126,000
Income Before Provision For Income Taxes	1,428,000	665,000
Provision For Income Taxes.....................................................................................................	550,000	259,000
Net Income..................................................................................................................................	$ 878,000	$ 406,000
Weighted Average Shares Outstanding:
Basic.....................................................................................................................................	5,465,000	5,976,000
Diluted..................................................................................................................................	5,667,000	6,286,000
Net Income Per Share:
Basic......................................................................................................................................	$ .16	$ .07
Diluted...................................................................................................................................	$ .15	$ .06

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows - Operating Activities:
Net Income.................................................................................................................................	$ 878,000	$ 406,000
Adjustments to reconcile net income to net cash provided by operating activities --
Depreciation and amortization................................................................................................	547,000	537,000
Provision for uncollectible accounts.....................................................................................	1,330,000	564,000
Provision for deferred income taxes.......................................................................................	(162,000)	(341,000)
Leasehold improvement incentives........................................................................................		90,000
Change in assets and liabilities --
Accounts and notes receivables, net.....................................................................................	(1,851,000)	(1,763,000)
Prepaid tuition............................................................................................................................	922,000	443,000
Income taxes receivable............................................................................................................	605,000	595,000
Accounts payable, accrued expenses and other....................................................................	(848,000)	970,000
Total adjustments..................................................................................................................	543,000	1,095,000
Net operating activities.........................................................................................................	1,421,000	1,501,000
Cash Flows-Investing Activities:
Acquisition of intangible assets...............................................................................................		(13,000)
Maturity (purchase) of short term investments......................................................................	(15,000)	(252,000)
Capital expenditures....................................................................................................................	(493,000)	(383,000)
Net investing activities..........................................................................................................	(508,000)	(648,000)
Cash Flows-Financing Activities:
Stock purchase plan...................................................................................................................	16,000	30,000
Stock options exercised, including tax benefit.......................................................................	180,000	3,000
Net financing activities.........................................................................................................	196,000	33,000
Net Increase in Cash and Cash Equivalents................................................................................	1,109,000	886,000
Cash and Cash Equivalents at Beginning of Period...................................................................	11,168,000	12,676,000
Cash and Cash Equivalents at End of Period..............................................................................	$ 12,277,000	$ 13,562,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For Income Taxes:..........................................................................	$ 109,000	$ 5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2005…..	$ 641,000	$ 15,346,000	$ 14,602,000	$ (11,045,000)	$ 19,544,000
Net Income			878,000		878,000
Stock Options Exercised, Including Tax Benefit……….	1,000	179,000			180,000
Employee Stock Purchase Plan, Including Compensation Benefit		16,000			16,000
BALANCE, March 31, 2006	$ 642,000	$ 15,541,000	$ 15,480,000	$ (11,045,000)	$ 20,618,000

BALANCE, December 31, 2004	$ 632,000	$ 14,636,000	$ 10,876,000	$ (1,980,000)	$ 24,164,000
Net Income			406,000		406,000
Stock Options Exercised, Including Tax Benefit……….	1,000	2,000			3,000
Employee Stock Purchase Plan, Including Compensation Benefit		30,000			30,000
BALANCE, March 31, 2005……..	$ 633,000	$ 14,668,000	$ 11,282,000	$ (1,980,000)	$ 24,603,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents certain consolidated statement of operations items as a percentage of total revenue for periods indicated.

	Three Months Ended March 31,
	2006	2005
Revenue....................................................................................................................................	100.0%	100.0%
Operating Expenses:
Instruction costs and services........................................................................................	31.8	32.2
Selling and promotional....................................................................................................	17.3	17.2
General and administrative...............................................................................................	40.5	45.1
Provision for uncollectible accounts..............................................................................	5.6	2.8
Total operating expenses..................................................................................................	95.2	97.3
Operating income......................................................................................................................	4.8	2.7
Other non-operating income...................................................................................................	1.2	0.6
Income before provision for income taxes............................................................................	6.0	3.3
Provision for income taxes.......................................................................................................	2.3	1.3
Net income..................................................................................................................................	3.7%	2.0%

Executive Summary

The Company had a slight increase in student enrollments for the quarter compared to 2005. The average earning population increased 10.5% to 6,311 students in 2006 compared to 5,711 in 2005. This increase was a result of beginning 2006 with 5,741 students compared to beginning 2005 with 5,148 students. As a result of the increased average population and tuition price increase, revenue increased 16.5% or $3,342,000 in 2006 compared to 2005. All expense categories increased compared to 2005 with the largest percentage increase occurring in the provision for bad debt. The Company has continued to experience a higher percentage of written off accounts due to changes it made in its financing policy in the first quarter of 2005.

The Company’s leads (inquiries for enrollment) increased 18.0% for the three months ended March 31, 2006 compared to the same period in 2005. Additional leads were a factor in increased enrollments; however, the Company had lower overall rates of conversion from lead into enrollment (“conversion rate”) during the first quarter of 2006 compared to the first quarter of 2005.

Internet leads were 49.0% of the total leads for the quarter compared to 41.4% in 2005. Leads from Internet advertising had a lower conversion rate than other forms of advertising. The Company believes conversion rates for Internet leads can be increased with additional training; however, the Company believes Internet leads will not have the same conversion rates as television and newspaper. Television leads were 8.7% of the total leads for the quarter compared to 13.0% for the same period in 2005.

The North Hollywood, California Campus Vocational Nurse program received an extension of its provisional accreditation. The program received provisional accreditation due to low Vocational Nurse License exam pass rates. The program remains on provisional accreditation; however, the Board of Vocational Nursing and Psychiatric Technicians, the (“BVNPT”), approved admission of 30 students for a March 2006 start. All future class starts must be pre-approved by the BVNPT. Approximately 28 students enrolled in the March 2006 class. The Company believes that it has made appropriate changes to maintain pass rates to an acceptable level in the future; however, there is no assurance that the BVNPT will approve additional enrollments in the future.

The Company has many students that are unable to finance their education through private loans and are unable to fully fund their education with federal loans and grants. The Company has maintained a policy of providing internal payment plans for students that need assistance. The Company extended the length of payment plans for its students beginning in the first quarter of 2005. The payment plans now allow a student to defer some of the cost of education for a longer period after completion of their program of study. The Company’s prior internal payment plans were generally limited to the program length plus six months and required the student to make payments while in school. The Company’s new payment plan structure allows the campus to offer payment plans up to five years in length. Students are required to make payments while attending school. The Company has seen and may continue to see an increase in its accounts receivable and provision for uncollectible accounts since this financing has changed. The Company continues to evaluate external sources of private loans and funds for students.

Results of Operations

General

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs in the allied health field. The Company operated campuses at 12 locations in seven states (the “Campuses”) as of March 31, 2006. The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 80% of cash receipts from such funds for the year ended December 31, 2005.

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

The Company’s North Hollywood Campus had a reduction in enrollments in nursing due to state board programmatic provisional approval beginning with the second quarter of 2004. The Company received notification in May 2004 that the program would not be allowed to enroll additional students until yearly average minimum pass rates on the licensure examination for graduates were within acceptable levels as required by the state board. The Company was notified in the second quarter of 2005 that it could admit 30 students for a June 2005 start. The Campus enrolled approximately 25 students. The Board approved the admission of 30 students in March 2006. The Company enrolled 28 students. The Company believes that it has made appropriate changes to maintain pass rates above an acceptable level as required by the Board. However, there can be no assurance that the Board will approve additional enrollments in the future and the Board could require the Company to terminate the program.

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

Accounts receivable are due from students and are expected to be paid primarily through the use of federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. The Company began extending student payment plans in the first quarter of 2005. Accounts receivable and provision for uncollectible accounts have increased as a result of this change.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2005

Student enrollments increased 0.9% to 2,524 for the three months ended March 31, 2006 compared to 2,502 in 2005. Student population increased 6.6% to 6,238 at March 31, 2006 compared to 5,850 at March 31, 2005. Average student population for the three months ending March 31, 2006 increased 10.5% to 6,311 compared to 5,711 for the same period in 2005.

Revenue increased 16.5% or $3,342,000 to $23,643,000 for the three months ended March 31, 2006 compared to $20,301,000 for the same period in 2005. Revenue increased due to increased average student population and a price increase compared to 2005. Tuition prices increased 5.4% for the quarter compared to the same period in 2005.

Net income of $878,000 was recorded for the quarter ended March 31, 2006 compared to $406,000 in 2005.

Instruction Costs and Services - increased 15.0% or $979,000 to $7,510,000 compared to $6,531,000 in 2005. The increase was a result of increased salary expense compared to 2005. Salaries increased $786,000 due to higher wages and an increase in the number of staff. The Company had 48 additional full time equivalent (“FTE”) employees for the quarter ended March 31, 2006 compared to the same period in 2005. Textbook expense increased $125,000 primarily due to higher textbook costs.

Selling and Promotional -increased 16.5% or $577,000 to $4,075,000 compared to $3,498,000 in 2005. The increase is primarily a result of additional media costs. Media costs increased $468,000 or 19.5% compared to 2005. Internet expense increased $257,000 or 70.4% compared to 2005. Salaries increased $109,000 in the quarter compared to the same quarter in 2005. The Company had six additional FTE employees for the quarter compared to the same period in 2005.

General and Administrative - increased 4.5% or $410,000 to $9,579,000 compared to $9,169,000 in 2005. Payroll increased $276,000 compared to 2005. Additional employees and higher wages were factors in the increase. Health insurance expense increased $141,000 due to health insurance costs increasing and additional employees participating in the health plan. Several categories accounted for the offsetting decrease as the Company continued to focus on expense control.

Provision for Uncollectible Accounts - increased $766,000 to $1,330,000 compared to $564,000 in 2005. Accounts receivable due from dropped and graduated students increased 22.7% or $968,000 to $5,228,000 at March 31, 2006 compared to $4,260,000 in 2005. Accounts receivable due from active students increased 45.9% or $1,563,000 to $4,970,000 from $3,407,000 at March 31, 2006 and 2005 respectively. The Company began financing some students over longer payment periods during the first quarter of 2005 which may continue to increase the provision for uncollectible accounts in future quarters.

Interest and Other Non-Operating Income - increased $153,000 to $279,000 for the quarter ended March 31, 2006 compared to $126,000 in 2005. The increase is a result of higher interest rates on the Company’s investments and additional interest on student receivables.

Provision for Income Taxes - a tax provision of $550,000 or 38.5% of pretax income was recorded for the quarter ended March 31, 2006 compared to $259,000 or 38.9% in 2005.

EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 5,465,000 in 2006 from 5,976,000 in 2005. Common shares decreased due to the Company purchasing 600,000 shares from the Robert F. Brozman Trust in a private transaction in October 2005. Basic income per share was $.16 in 2006 compared with $.07 in 2005. Diluted weighted average common shares outstanding decreased to 5,667,000 in 2006 from 6,286,000 in 2005. Diluted income per share was $.15 for the quarter ended March 31, 2006 compared with $.06 for 2005.

Liquidity and Capital Resources

Other
The Company entered into a $371,000 letter of credit with Commerce Bank in March 2005. This was reduced to $278,000 effective April 1, 2006. The letter of credit is used to secure workers compensation claims for the Company’s worker’s compensation insurance from April 1, 2004 through March 31, 2007. The letter of credit is secured by certificates of deposit in the same amount that expire on March 31, 2007.

The Company changed its worker’s compensation insurance plan from a guaranteed cost plan to a high deductible plan effective April 1, 2004. The high deductible plan requires the Company to pay all workers’ compensation claims for the plan year as they are incurred up to certain limits in addition to a premium paid to the insurance carrier for claims processing and administrative costs. The Company will pay individual claims up to $250,000 with an annual aggregate deductible of $1,250,000. The previous plan required the Company to pay premiums to its insurance carrier for all estimated costs of the worker’s compensation insurance with the carrier assuming all risk for individual claims with no deductible. Workers’ compensation expense has decreased since this high deductible plan became effective.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of March 31, 2006:

Year Ending December 31,	Facility Operating Leases (1)	Other Operating Lease (2)	Capital Asset Obligations (3)	Purchase Obligations (4)
2006 (remainder of year)	$ 4,068,000	$ 12,000	$ 93,000	$ 452,000
2007	5,179,000	16,000	---	141,000
2008	5,150,000	6,000	---	36,000
2009	4,899,000	---	---	---
2010	4,630,000	---	---	---
Thereafter	20,458,000	---	---	---
Total	$ 44,384,000	$ 34,000	$ 93,000	$ 629,000

(1)	Facility operating leases consist of the Company rental agreements for its building and office space rentals.
(2)           The other operating lease is for the Chief Executive Officer’s automobile.
(3)           Capital asset obligations consist of contracts for leasehold improvements at several campuses.
(4)	Purchase obligations consist of outstanding purchase orders and commitments for telecommunications and copier contracts.

Cash Flows and Other

Cash provided by operating activities was $1,421,000 for the quarter ended March 31, 2006 compared with $1,501,000 in 2005. Cash flows from operating activities decreased primarily due to a decrease in accounts payable and accrued expenses of $1,818,000.

Cash used by investing activities was $508,000 for the three months ended March 31, 2006 compared to $648,000 in 2005. Capital expenditures increased $110,000 in 2006 compared to 2005. The Company purchased $15,000 in short-term investments in 2006 compared to $252,000 in 2005.

Cash provided by financing activities was $196,000 for the three months ended March 31, 2006 compared with $33,000 in 2005. The primary difference is that there were a larger number of stock options exercised in 2006 compared to 2005. The reclassification of receivables did not have any impact upon cash flow.

The Company’s Board of Director’s (“Board”) approved a share repurchase program in August 2000 for 500,000 shares of common stock. The Board approved a 500,000 share increase to the repurchase program in November 2004. The authorization increased the total repurchase program to 1,000,000 shares. As of March 31, 2006, the Company had repurchased a total 335,735 shares at an average price of $5.73 pursuant to the plan. The Company purchased 600,000 shares in October 2005 at $15.11 per share as discussed below. This transaction did not impact the existing repurchase program authorized by the Board. The current share repurchase program remains in effect. As of March 31, 2006, the Company has a maximum number of 664,265 shares that may yet be repurchased under the program.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of March 31, 2006, 270,467 shares remain available to be granted with the 1998, 2000, 2002, and 2003 option plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificates of deposit and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from 1.90% to 4.07% at March 31, 2006. As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s exposure to fluctuations in the interest rates for its money market accounts and certificates of deposit is minimal.

Item 4. Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2006. There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors - There have been no material changes to the risk factors previously discussed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under this Program
January 1, 2006 - January 31, 2006	----	----	----	664,265
February 1, 2006 - February 28, 2006	----	----	----	664,265
March 1, 2006 - March 31, 2006	----	----	----	664,265
Total	----		----

(1)
On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. On November 2, 2004, the Company announced that the Board of Director’s increased the stock repurchase authorization by an additional 500,000 shares which increased the plan to a total of 1,000,000 shares. As of March 31, 2006, the Company had acquired 335,735 shares at an average price of $5.73. The Company purchased 600,000 shares on October 21, 2005 at $15.11 per share. This transaction did not effect the Share Repurchase Program authorized by the Board.

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
31-1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
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

                                                                                                                  CONCORDE CAREER COLLEGES, INC.

                                                                                                                   DATED: May 5, 2006
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