Form 10-Q
period 2006-08-11
CONCORDE CAREER COLLEGES INC
filed 2006-08-14
CIK 832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

                                                                                                          Yes ☐               No ☒

As of July 27, 2006 Concorde Career Colleges, Inc. had 5,516,259 shares of Common Stock outstanding.

CONCORDE CAREER COLLEGES, INC.
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2006

INDEX

PART I - FINANCIAL INFORMATION

                                                                                                                                                                                                                                  Page
Item 1. Financial Statements
            Notes to Condensed Consolidated Financial Statements
                       Note 1, 2, and 3.............................................………………………………………………………………………..                        2
                       Note 4 and 5............................................ …………………………………………………………………………...                        3
            Condensed Consolidated Balance Sheets…...................................…………………………………………………….                        5

Item 2.  Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations……………………………………………………………………….................................                       10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk…………...............................………………………….                      17

Item 4.  Controls and Procedures…………………………………………………………………………......................................                      17

PART II - OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORDE CAREER COLLEGES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Overview

 The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon information currently available to management and Management’s perception thereof as of the date of this Form 10-Q. Actual results of Concorde Career Colleges, Inc. (“the Company’s”) operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, the transaction with Liberty Partners discussed in Note 3 not closing, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan default rates; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; changes in management strategies and the ability of management to implement those strategies. Readers should take these factors and risk factors in Item 1A into account in evaluating any such forward-looking comments.

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

Note 3:

On June 21, 2006, the Company announced it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of Liberty Partners, a private equity firm based in New York City. Under the Merger Agreement, Concorde will become a wholly-owned subsidiary of the Liberty affiliate, and each share of issued and outstanding common stock of Concorde will be converted into the right to receive $19.80 in cash. This represented an approximate thirty four percent (34%) premium over Concorde’s closing stock price on June 21, 2006, and total merger consideration of approximately $114.5 million.

Concorde’s board of directors unanimously approved the Merger Agreement. The merger is expected to be consummated during the third quarter of 2006, subject to the satisfaction of certain conditions to closing, including, but not limited to, the requisite approval of the stockholders of Concorde and receipt of applicable regulatory approvals. A special meeting of Concorde’s stockholders to consider the transaction is scheduled August 24, 2006. Concorde's board of directors has recommended that stockholders approve and adopt the Merger Agreement.

Note 4:

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorized the Company to issue 300,000, 125,000 and 250,000 shares, respectively of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to terms of the option plan. As of June 30, 2006, an aggregate 270,467 shares remain available to be granted pursuant to the 1998, 2000, 2002 and 2003 option plans. As of June 30, 2006, 559,768 options were outstanding compared with 665,218 outstanding as of June 30, 2005.

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

The Company recorded $3,000 of compensation expense related to the employee stock purchase plan in the second quarter of 2006. This is due to the implementation of SFAS 123(R) discussed in Note 5.

As a result of the proposed transaction with Liberty Partners discussed in “Note 3”, the Company has eliminated the Employee Stock Purchase Plan. No further employee stock purchases will occur.

Note 5:

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

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2006 (unaudited)	December 31, 2005
Current Assets:
Cash and cash equivalents...................................................................................	$ 15,277,000	$ 11,168,000
Short-term investments.........................................................................................	2,604,000	3,355,000
Receivables
Accounts and notes receivable......................................................................	7,852,000	6,494,000
Allowance for uncollectible accounts and notes.........................................	(2,748,000)	(2,313,000)
Net receivables............................................................................................	5,104 ,000	4,181,000
Recoverable income taxes.......................................................................................	325,000	647,000
Deferred income taxes..............................................................................................	1,328,000	1,131,000
Supplies and prepaid expenses..............................................................................	2,430,000	2,207,000
Total current assets....................................................................................	27,068,000	22,689,000

Fixed Assets:
Gross fixed assets..............................................................................................	17,269,000	16,420,000
Accumulated depreciation...............................................................................	(8,666,000)	(7,584,000)
Net fixed assets...........................................................................................	8,603,000	8,836,000

Other Assets:
Notes receivable...................................................................................................	3,979,000	3,068,000
Allowance for uncollectible notes.....................................................................	(1,304,000)	(1,115,000)
Net long-term notes receivable..................................................................	2,675,000	1,953,000
Goodwill.................................................................................................................	954,000	954,000
Intangible, net.......................................................................................................	18,000	31,000
Restricted investments........................................................................................	282,000	371,000
Total other assets.........................................................................................	3,929,000	3,309,000
	$ 39,600,000	$ 34,834,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006 (unaudited)	December 31, 2005
Current Liabilities:
Prepaid tuition..............................................................................................	$ 6,107,000	$ 5,677,000
Accrued salaries and wages........................................................................	1,953,000	1,736,000
Accounts payable.........................................................................................	4,445,000	3,427,000
Accrued liabilities..........................................................................................	3,031,000	2,078,000
Total current liabilities.........................................................................	15,536,000	12,918,000

Long-Term Liabilities:
Deferred rent...................................................................................................	1,767,000	1,847,000
Deferred income taxes....................................................................................	384,000	525,000
Total long-term liabilities.......................................................................	2,151,000	2,372,000
Stockholders’ Equity
Common stock, ($.10 par value, 19,400,000 shares authorized) 6,462,697 shares issued and 5,515,331 shares outstanding at June 30, 2006 and 6,409,644 shares issued and 5,462,084 shares outstanding at December 31, 2005................................................................................	646,000	641,000
Capital in excess of par..................................................................................	16,148,000	15,346,000
Retained earnings...........................................................................................	16,162,000	14,602,000
Less treasury stock, 947,366 shares in 2006 and 947,560 shares in 2005, at cost...............................................................................................................	(11,043,000)	(11,045,000)
	21,913,000	19,544,000
	$ 39,600,000	$ 34,834,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net Revenue.......................................................................	$ 47,514,000	$ 41,606,000	$ 23,871,000	$ 21,305,000
Costs and Expenses:
Instruction costs and services.................................	14,940,000	13,291,000	7,430,000	6,760,000
Selling and promotional.............................................	8,122,000	6,901,000	4,047,000	3,403,000
General and administrative........................................	19,663,000	18,067,000	10,084,000	8,898,000
Provision for uncollectible accounts.......................	2,806,000	1,544,000	1,476,000	980,000
Total Expenses	45,531,000	39,803,000	23,037,000	20,041,000
Operating Income..............................................................	1,983,000	1,803,000	834,000	1,264,000
Interest and Other Non-Operating Income...................	554,000	276,000	275,000	150,000
Income Before Provision For Income Taxes.................	2,537,000	2,079,000	1,109,000	1,414,000
Provision For Income Taxes...........................................	977,000	797,000	427,000	538,000
Net Income.........................................................................	$ 1,560,000	$ 1,282,000	$ 682,000	$ 876,000
Weighted Average Shares Outstanding:
Basic..............................................................................	5,483,000	5,984,000	5,501,000	5,991,000
Diluted..........................................................................	5,693,000	6,252,000	5,718,000	6,230,000
Net Income Per Share:
Basic..............................................................................	$ .28	$ .21	$ .12	$ .15
Diluted..........................................................................	$ .27	$ .21	$ .12	$ .14

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows - Operating Activities:
Net Income...........................................................................................................................	$ 1,560,000	$ 1,282,000
Adjustments to reconcile net income to net cash provided by operating activities --
Depreciation and amortization....................................................................................	1,094,000	1,083,000
Provision for uncollectible accounts.........................................................................	2,806,000	1,544,000
Provision for deferred income taxes...........................................................................	(338,000)	(277,000)
Leasehold improvement incentives............................................................................	23,000	266,000
Change in assets and liabilities --
Accounts and notes receivables, net..........................................................................	(4,451,000)	(3,475,000)
Prepaid tuition.................................................................................................................	430,000	(100,000)
Income taxes receivable.................................................................................................	322,000	1,468,000
Accounts payable, accrued expenses and other........................................................	1,885,000	(559,000)
Total adjustments....................................................................................................	1,771,000	(50,000)
Net operating activities...........................................................................................	3,331,000	1,232,000
Cash Flows-Investing Activities:
Acquisition of intangible assets.........................................................................................		(13,000)
Maturity (purchase) of short term investments................................................................	840,000	(273,000)
Capital expenditures..............................................................................................................	(871,000)	(862,000)
Net investing activities.....................................................................................................	(31,000)	(1,148,000)
Cash Flows-Financing Activities:
Treasury stock........................................................................................................................	2,000
Stock purchase plan..............................................................................................................	34,000	53,000
Stock options exercised, including tax benefit..................................................................	773,000	191,000
Net financing activities...................................................................................................	809,000	244,000
Net Increase in Cash and Cash Equivalents.............................................................................	4,109,000	328,000
Cash and Cash Equivalents at Beginning of Period................................................................	11,168,000	12,676,000
Cash and Cash Equivalents at End of Period............................................................................	$ 15,277,000	$ 13,004,000

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For Income Taxes:.......................................................................	$ 977,000	$ 40,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

CONCORDE CAREER COLLEGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
(unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2005....................	$ 641,000	$ 15,346,000	$ 14,602,000	$ (11,045,000)	$ 19,544,000
Net Income................................................			1,560,000		1,560,000
Stock Options Exercised, Including Tax Benefit………...........................................	5,000	768,000			773,000
Employee Stock Purchase Plan, Including Compensation Benefit........		34,000			34,000
Treasury Stock Distributed.........................				2,000	2,000
BALANCE, June 30, 2006............................	$ 646,000	$ 16,148,000	$ 16,162,000	$ (11,043,000)	$ 21,913,000

BALANCE, December 31, 2004	$ 632,000	$ 14,636,000	$ 10,876,000	$ (1,980,000)	$ 24,164,000
Net Income			1,282,000		1,282,000
Stock Options Exercised, Including Tax Benefit………........................................	3,000	188,000			191,000
Employee Stock Purchase Plan, Including Compensation Benefit.........		53,000			53,000
BALANCE, June 30, 2005..........................	$ 635,000	$ 14,877 ,000	$ 12,158,000	$ (1,980,000)	$ 25,690,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(The remainder of this page was left intentionally blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents certain consolidated statement of operations items as a percentage of net revenue for periods indicated.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net Revenue......................................................................................	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Instruction costs and services.................................................	31.4	32.0	31.1	31.7
Selling and promotional..............................................................	17.1	16.6	17.0	16.0
General and administrative........................................................	41.4	43.4	42.0	41.8
Provision for uncollectible accounts.......................................	5.9	3.7	6.2	4.6
Total operating expenses..........................................................	95.8	95.7	96.5	94.1
Operating income............................................................................	4.2	4.3	3.5	5.9
Other non-operating income.........................................................	1.2	0.7	1.2	0.7
Income before provision for income taxes..................................	5.4	5.0	4.7	6.6
Provision for income taxes............................................................	2.1	1.9	1.8	2.5
Net income.......................................................................................	3.3	3.1%	2.9	4.1%

Executive Summary

On June 21, 2006, the Company announced it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of Liberty Partners, a private equity firm based in New York City. Under the Merger Agreement, Concorde will become a wholly-owned subsidiary of the Liberty affiliate, and each share of issued and outstanding common stock of Concorde will be converted into the right to receive $19.80 in cash. This represented an approximate thirty four percent (34%) premium over Concorde’s closing stock price on June 21, 2006, and total merger consideration of approximately $114.5 million.

Concorde’s board of directors unanimously approved the Merger Agreement. The merger is expected to be consummated during the third quarter of 2006, subject to the satisfaction of certain conditions to closing, including, but not limited to, the requisite approval of the stockholders of Concorde and receipt of applicable regulatory approvals. A special meeting of Concorde’s stockholders to consider the transaction is scheduled August 24, 2006. Concorde's board of directors has recommended that stockholders approve and adopt the Merger Agreement.

The Company had an 11.7% decrease in student enrollments for the quarter compared to 2005. The average earning population increased 2.4% to 5,973 students in 2006 compared to 5,831 in 2005. This increase was a result of a larger number of students at the beginning of 2006, 5,741, compared to the beginning of 2005, 5,148. As a result of the increased average population and tuition price increase, revenue increased 12.0% or $2,566,000 for the quarter ended June 30, 2006 compared to 2005. All expense categories increased compared to 2005 with the largest percentage increase occurring in the provision for bad debt. The Company has continued to experience a higher percentage of written off accounts due to changes it made in its financing policy in the first quarter of 2005. The Company began financing some students over longer periods in the first quarter of 2005 which has increased receivables due from students and the related provision for uncollectible accounts.

The Company’s leads (inquiries for enrollment) increased 6.3% for the quarter ended June 30, 2006 compared to the same period in 2005. The Company had lower overall rates of conversion from lead to enrollment (“conversion rate”) during the second quarter of 2006 which led to fewer enrollments compared to the second quarter of 2005.

Internet leads were 47.7% of the total leads for the quarter compared to 42.6% in 2005. Leads from Internet advertising had a lower conversion rate than other forms of advertising. The Company believes conversion rates for Internet leads can be increased with additional training; however, the Company believes Internet leads will not have the same conversion rates as television and newspaper. Television leads were 8.5% of the total leads for the quarter compared to
11.3% for the same period in 2005.

The North Hollywood, California Campus Vocational Nurse program received full accreditation at the May 2006 Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”) Board Meeting. Previously, the program received provisional accreditation due to low Vocational Nurse License exam pass rates. All future class starts must continue to be pre-approved by the BVNPT. Full accreditation will allow the Company to request new starts on a more regular basis.

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

Results of Operations

General

On June 21, 2006, the Company announced it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of Liberty Partners, a private equity firm based in New York City. Under the Merger Agreement, Concorde will become a wholly-owned subsidiary of the Liberty affiliate, and each share of issued and outstanding common stock of Concorde will be converted into the right to receive $19.80 in cash. This represented an approximate thirty four percent (34%) premium over Concorde’s closing stock price on June 21, 2006, and total merger consideration of approximately $114.5 million.

Concorde’s board of directors unanimously approved the Merger Agreement. The merger is expected to be consummated during the third quarter of 2006, subject to the satisfaction of certain conditions to closing, including, but not limited to, the requisite approval of the stockholders of Concorde and receipt of applicable regulatory approvals. A special meeting of Concorde’s stockholders to consider the transaction is scheduled August 24, 2006. Concorde's board of directors has recommended that stockholders approve and adopt the Merger Agreement.

The Company owns and operates proprietary, postsecondary institutions that offer career vocational training programs in the allied health field. The Company operated campuses at 12 locations in seven states (the “Campuses”) as of June 30, 2006. The Company’s revenue is derived almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. A large number of the Company’s students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). The Company received approximately 80% of cash receipts from such funds for the year ended December 31, 2005.

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

The Company’s North Hollywood Campus had a reduction in enrollments in nursing due to state board programmatic provisional approval beginning with the second quarter of 2004. The Company received notification in May 2004 that the program would not be allowed to enroll additional students until yearly average minimum pass rates on the licensure examination for graduates were within acceptable levels as required by the state board. The Company was notified in the second quarter of 2005 that it could admit 30 students for a June 2005 start. The Campus enrolled approximately 25 students. The Board approved the admission of 30 students in March 2006. The Company enrolled 28 students. The Company made appropriate changes to increase pass rates to an acceptable level and was granted full accreditation at the May 2006 BVNPT Board Meeting. Future class starts must be pre-approved; however, full accreditation will allow the Company to request new starts on a more regular basis.

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2005

Student enrollments decreased 5.3% to 4,706 for the six months ended June 30, 2006 compared to 4,972 in 2005. Student population decreased slightly to 5,791 at June 30, 2006 compared to 5,794 at June 30, 2005. Average student population for the six months ending June 30, 2006 increased 6.4% to 6,142 compared to 5,771 for the same period in 2005. This was a result of beginning 2006 with 5,741 students compared to beginning 2005 with 5,148 students.

Revenue increased 14.2% or $5,908,000 to $47,514,000 for the six months ended June 30, 2006 compared to $41,606,000 for the same period in 2005. Revenue increased due to increased average population and a 7.2% tuition increase.

Net income was $1,560,000 for the six months ended June 30, 2006 compared to $1,282,000 in 2005.

Instruction Costs and Services - increased 12.4% or $1,649,000 to $14,940,000 compared to $13,291,000 in 2005. The increase was primarily a result of increased salary expense compared to 2005. Salaries increased $1,397,000 due to higher wages and an increase in the number of staff. The Company had 42 additional full time equivalent (“FTE”) employees in this department for the six months ended June 30, 2006 compared to the same period in 2005. Textbooks and classroom materials and supplies accounted for the remaining increase.

Selling and Promotional -increased 17.7% or $1,221,000 to $8,122,000 for the six months ended June 30, 2006 compared to $6,901,000 in 2005. The increase is primarily a result of additional media costs. Media costs increased $1,022,000 or 21.8% compared to 2005. Internet expense increased $439,000 or 54.6% compared to 2005. Salaries increased $199,000 compared to 2005. The Company had five additional FTE employees in this department for the quarter compared to the same period in 2005.

General and Administrative - increased 8.8% or $1,596,000 to $19,663,000 compared to $18,067,000 in 2005. Payroll increased $417,000 compared to 2005. Additional employees and higher wages were factors in the increase. Professional fees and outside services increased $464,000 compared to 2005. The increase was a result of non-recurring costs related to the proposed transaction with Liberty Partners, of approximately $663,000. The professional fees and outside services expenses would have decreased for the six months ended June 30, 2006 without the non-recurring costs related to the proposed transaction with Liberty Partners. Employee procurement increased $234,000 to $663,000 in 2006 compared to $429,000 in 2005. Several categories accounted for the remaining increase.

Provision for Uncollectible Accounts - increased $1,262,000 to $2,806,000 compared to $1,544,000 in 2005. Accounts receivable due from dropped and graduated students increased 38.1% or $1,702,000 to $6,169,000 at June 30, 2006 compared to $4,467,000 in 2005. Accounts receivable due from active students increased 33.1% or $1,379,000 to $5,548,000 from $4,169,000 at June 30, 2006 and 2005 respectively. The Company began financing some students over longer payment periods during the first quarter of 2005 which may continue to increase the provision for uncollectible accounts in future quarters.

Interest and Other Non-Operating Income - increased to $554,000 for the six months ended June 30, 2006 compared to $276,000 in 2005. The increase is a result of higher interest rates on investments and additional interest from student receivables.

Provision for Income Taxes - a tax provision of $977,000 or 38.5% of pretax income was recorded for the six months ended June 30, 2006 compared to $797,000 or 38.3% in 2005.

EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 5,483,000 in 2006 from 5,984,000 in 2005. Common shares decreased due to the Company purchasing 600,000 shares from the Robert F. Brozman Trust in a private transaction in October 2005. Basic income per share was $.28 for the six months ended June 30, 2006 compared with $.21 in 2005. Diluted weighted average common shares outstanding decreased to 5,693,000 in 2006 from 6,252,000 in 2005. Diluted income per share was $.27 for the six months ended June 30, 2006 compared with $.21 in 2005.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2005

Student enrollments decreased 11.7% to 2,182 for the three months ended June 30, 2006 compared to 2,470 in 2005. Student population decreased slightly to 5,791 at June 30, 2006 compared to 5,794 at June 30, 2005. Average student population for the three months ending June 30, 2006 increased 2.4 % to 5,973 compared to 5,831 for the same period in 2005.

Revenue increased 12.0% or $2,566,000 to $23,871,000 for the three months ended June 30, 2006 compared to $21,305,000 for the same period in 2005. Revenue increased due to increased average population and a 9.4% tuition increase compared to 2005.

Net income of $682,000 was recorded for the quarter ended June 30, 2006 compared to $876, 000 in 2005.

Instruction Costs and Services - increased 9.9% or $670,000 to $7,430,000 for the quarter ended June 30, 2006 compared to $6,760,000 in 2005. The increase was a result of increased salary expense compared to 2005. Salaries increased $610,000 due to higher wages and an increase in the number of staff. The Company had 39 additional FTE employees in this department for the quarter ended June 30, 2006 compared to the same period in 2005.

Selling and Promotional -increased 18.9% or $644,000 to $4,047,000 for the quarter ended June 30, 2006 compared to $3,403,000 in 2005. The increase is primarily a result of additional television, newspaper, and Internet advertising compared to 2005. Television expense increased $141,000, newspaper expense increased $175,000 and Internet expense increased $182,000 compared to 2005.

General and Administrative - increased 13.3% or $1,186,000 to $10,084,000 for the quarter ended June 30, 2006 compared to $8,898,000 in 2005. Payroll increased $142,000 compared to 2005. Additional employees due to the change in the management structure and higher wages in general were factors in the increase. Professional fees and outside services increased $556,000 in the second quarter of 2006 compared to 2005. The increase was a result of non-recurring costs related to the proposed transaction with Liberty Partners. The Company expensed approximately $599,000 in non-recurring costs related to the proposed transaction

Provision for Uncollectible Accounts - increased $496,000 or 50.6% to $1,476,000 for the quarter ended June 30, 2006 compared to $980,000 in 2005. Accounts receivable due from dropped and graduated students increased 38.1% or $1,702,000 to $6,169,000 at June 30, 2006 compared to $4,467,000 in 2005. Accounts receivable due from active students increased 33.1% or $1,379,000 to $5,548,000 from $4,169,000 at June 30, 2006 and 2005 respectively. The Company began financing some students over longer payment periods during the first quarter of 2005 which may continue to increase the provision for uncollectible accounts in future quarters.

Interest and Other Non-Operating Income - increased $125,000 to $275,000 for the quarter ended June 30, 2006 compared to $150,000 in 2005. The increase is a result of higher interest rates on the Company’s investments and additional interest student receivables.

Provision for Income Taxes - a tax provision of $427,000 or 38.5 % of pretax income was recorded for the quarter ended June 30, 2006 compared to $538,000 or 38.0% in 2005.

EPS and Weighted Average Common Shares - Basic weighted average common shares decreased to 5,501,000 in 2006 from 5,991,000 in 2005. Common shares decreased due to the Company purchasing 600,000 shares from the Robert F. Brozman Trust in a private transaction on October 5, 2005. Basic income per share was $.12 for the quarter ended June 30, 2006 compared with $.15 in 2005. Diluted weighted average common shares outstanding decreased to 5,718,000 for the quarter ended June 30, 2006 from 6,230,000 in 2005. Diluted income per share was $.12 for the quarter ended June 30, 2006 compared with $.14 in 2005.

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

(The remainder of this page was left intentionally blank.)

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and other commercial commitments are summarized below as of June 30, 2006:

Year Ending December 31,	Facility Operating Leases (1)	Other Operating Lease (2)	Capital Asset Obligations (3)	Purchase Obligations (4)
2006 (remainder of year)	$ 2,723,000	$ 8,000	$ 190,000	$ 336,000
2007	5,193,000	16,000	---	141,000
2008	5,163,000	6,000	---	36,000
2009	4,912,000	---	---	---
2010	4,645,000	---	---	---
Thereafter	20,595,000	---	---	---
Total	$ 43,231,000	$ 30,000	$ 190,000	$ 513,000

(1)	Facility operating leases consist of the Company rental agreements for its building and office space rentals.
(2)  The other operating lease is for the Chief Executive Officer’s automobile.
(3) Capital asset obligations consist of contracts for leasehold improvements at several campuses.
(4)	Purchase obligations consist of outstanding purchase orders and commitments for telecommunications and copier contracts.

Cash Flows and Other

Cash provided by operating activities was $3,331,000 for the six months ended June 30, 2006 compared with $1,232,000 in 2005. Cash flows from operating activities increased primarily due to an increase in accounts payable and accrued expenses of $2,444,000.

Cash used by investing activities was $31,000 for the six months ended June 30, 2006 compared to $1,148,000 in 2005. Capital expenditures increased $9,000 in 2006 compared to 2005. The Company redeemed $840,000 in short-term investments in 2006 compared to purchasing $273,000 in 2005.

Cash provided by financing activities was $809,000 for the six months ended June 30, 2006 compared with $244,000 in 2005. The primary difference is that there were a larger number of stock options exercised in 2006 compared to 2005.

On June 21, 2006, the Company announced it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of Liberty Partners, a private equity firm based in New York City. Under the Merger Agreement, Concorde will become a wholly-owned subsidiary of the Liberty affiliate, and each share of issued and outstanding common stock of Concorde will be converted into the right to receive $19.80 in cash. This represents an approximate thirty four percent (34%) premium over Concorde’s closing stock price on June 21, 2006, and total merger consideration of approximately $114.5 million.

Concorde’s board of directors unanimously approved the Merger Agreement. The merger is expected to be consummated during the third quarter of 2006, subject to the satisfaction of certain conditions to closing, including, but not limited to, the requisite approval of the stockholders of Concorde and receipt of applicable regulatory approvals. A special meeting of Concorde’s stockholders to consider the transaction is scheduled August 24, 2006. Concorde's board of directors has recommended that stockholders approve and adopt the Merger Agreement.

The Company’s Board of Director’s (“Board”) approved a share repurchase program in August 2000 for 500,000 shares of common stock. The Board approved a 500,000 share increase to the repurchase program in November 2004. The authorization increased the total repurchase program to 1,000,000 shares. As of June 30, 2006, the Company had repurchased a total 335,735 shares at an average price of $5.73 pursuant to the plan. The Company purchased 600,000 shares in October 2005 at $15.11 per share as discussed below. This transaction did not impact the existing repurchase program authorized by the Board. The current share repurchase program remains in effect. As of June 30, 2006, the Company has a maximum number of 664,265 shares that may yet be repurchased under the program.

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

The Company has additional incentive stock option plans (the “2002 Option Plan,” “2000 Option Plan” and the “1998 Option Plan”) which authorize the Company to issue 300,000, 125,000 and 250,000 shares, respectively, of its common stock to certain officers and employees of the Company. Options for all plans, including the 2003 Compensation Plan, are granted at fair market value or greater on the date of grant for a term of not more than ten years unless options are canceled due to employee termination. As of June 30, 2006, 270,467 shares remain available to be granted with the 1998, 2000, 2002, and 2003 option plans.

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

As a result of the proposed transaction with Liberty Partners discussed herein, the Company has eliminated the Employee Stock Purchase Plan. No further employee stock purchases will occur.

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

This Form 10-Q may contain forward-looking comments. Such comments are based upon information currently available to management and Management’s perception thereof as of the date of this Form 10-Q and may relate to: (i) the ability of the company to realize increased enrollments from investments in infrastructure made over the past years; (ii) ED’s enforcement or interpretation of existing statutes and regulations affecting the Company’s operations; and (iii) the sufficiency of the Company’s working capital, financings and cash flow from operating activities for the Company’s future operating and capital requirements. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, the transaction with Liberty Partners discussed herein not closing, potential adverse effects of regulations; impairment of federal funding; adverse legislative action; student loan defaults; changes in federal or state authorization or accreditation; changes in market needs and technology; changes in competition and the effects of such changes; changes in the economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; or changes in management strategies. Readers should take these factors and risk factors in Item 1A into account in evaluating any such forward-looking comments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income the Company can earn on short-term investments in certificates of deposit and cash balances. Because the Company’s investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimum risk on the principal of those investments. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and investment risk. The Company does not use derivative financial instruments. The Company’s cash is deposited into several checking accounts, money market accounts and certificates of deposit. The interest rates for the money market accounts and certificates of deposit ranged from 2.75% to 4.25% at June 30, 2006. As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s exposure to fluctuations in the interest rates for its money market accounts and certificates of deposit is minimal.

Item 4. Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2006. There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors - There is one material change to the risk factors previously discussed in the Company’s Form 10-K for the year ended December 31, 2005.

Failure to close the proposed transaction with Liberty Partners may negatively impact the Company’s stock price.

If the Company fails to close the transaction with Liberty Partners the Company’s stock price may be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under this Program
April 1, 2006 - April 30, 2006	----	----	----	664,265
May 1, 2006 - May 31, 2006	----	----	----	664,265
June 1, 2006 - June 30, 2006	----	----	----	664,265
Total	----		----

(1)
On August 22, 2000, the Company announced that the Board of Directors approved a stock repurchase of up to 500,000 shares of the Company’s stock. On November 2, 2004, the Company announced that the Board of Director’s increased the stock repurchase authorization by an additional 500,000 shares which increased the plan to a total of 1,000,000 shares. As of June 30, 2006, the Company had acquired 335,735 shares at an average price of $5.73. The Company purchased 600,000 shares on October 21, 2005 at $15.11 per share. This transaction did not affect the Share Repurchase Program authorized by the Board.

Item 3. Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

a)
The Company held its 2006 Annual Meeting of Stockholders (“Annual Meeting”) on May 25, 2006. On the Record Date, the Company had 5,475,322 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting.

b)
Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to Management’s nominees for Directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

Election of five Directors:                                For                         Withheld
1. Jack L. Brozman                                    5,339,564                            7,701
2. Thomas K. Sight                                   5,340,314                            6,951
3. Janet M. Stallmeyer                               5,192,827                       154,438
4. David L. Warnock                                 4,956,754                        390,511
5. Harry T. Wilkins                                     5,340,223                           7,042

c)	Ratification of the appointment of the independent auditors for the Company for 2006 was voted as follows:
                                                                                              For                    Against                     Withheld
                                        BKD, LLP                               5,340,253                   6,601                            411

Item 5. Other Information- None

Item 6. Exhibits

2-1                  Agreement and Plan of Merger dated June 21, 2006, by and among Concorde Career Colleges, Inc., Liberty Partners Holdings 28 LLC and Teach Acquisition Corporation (Incorporated by reference to Exhibit 2.1 of the Form 8-K filed June 21, 2006).
3-1                  Restated Certificate of Incorporation of the Corporation, as amended (Incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1994).
3-1                  Amended and Restated Bylaws of the Corporation (Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1991).
10-1                 Voting Agreement dated June 21, 2006, by and between Jack L. Brozman and Liberty Partners Holdings 28 LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 21, 2006).
10-2                 Voting Agreement dated June 21, 2006, by and among Cahill, Warnock Strategic Partners Fund, L.P., David L. Warnock, Strategic Associates, L.P. and Liberty Partners Holdings 28 LLC (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed June 21, 2006).
10-3                 Employment Agreement dated June 21, 2006, by and between Concorde Career Colleges, Inc. and Jack L. Brozman (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed June 21, 2006).
 10-4                Employment Agreement dated June 21, 2006, by and between Concorde Career Colleges, Inc. and Paul R. Gardner (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed June 21, 2006).
10-5                 Employment Agreement dated June 21, 2006, by and between Concorde Career Colleges, Inc. and Patrick J. Debold (Incorporated by reference to Exhibit 10.5 of the Form 8-K filed June 21, 2006.
 11                   Computation of per share earnings.
31-1                 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-2                 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-1                 Section 1350 certification.
                    32-2                 Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                    CONCORDE CAREER COLLEGES, INC.

                                                                                                    DATED: August 11, 2006

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